Form 10-Q
period 2016-06-30
DISH DBS CORP
filed 2016-07-29
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of July 22, 2016, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$204,072	$419,926
Marketable investment securities	4,720	141,335
Trade accounts receivable, net of allowance for doubtful accounts of $16,371 and $20,972, respectively	821,177	822,505
Inventory	475,154	390,253
Other current assets	90,125	115,205
Total current assets	1,595,248	1,889,224

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	82,374	82,374
Property and equipment, net of accumulated depreciation of $2,903,562 and $2,871,457, respectively	1,974,967	2,150,340
FCC authorizations	635,794	635,794
Other investment securities	324,371	327,250
Other noncurrent assets, net	217,805	219,574
Total noncurrent assets	3,235,311	3,415,332
Total assets	$4,830,559	$5,304,556

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$525,688	$433,349
Deferred revenue and other	830,267	843,638
Accrued programming	1,550,714	1,531,389
Accrued interest	188,144	224,513
Other accrued expenses	419,797	430,820
Current portion of long-term debt and capital lease obligations	33,441	1,531,928
Total current liabilities	3,548,051	4,995,637

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	14,187,357	12,206,687
Deferred tax liabilities	1,031,251	1,089,016
Long-term deferred revenue and other long-term liabilities	206,149	164,682
Total long-term obligations, net of current portion	15,424,757	13,460,385
Total liabilities	18,972,808	18,456,022

Commitments and Contingencies (Note 8)

Redeemable noncontrolling interests	13,000	18,000

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,308,699	1,309,138
Accumulated other comprehensive income (loss)	123	12,039
Accumulated earnings (deficit)	(15,467,124)	(14,492,752)
Total DISH DBS stockholder's equity (deficit)	(14,158,302)	(13,171,575)
Noncontrolling interests	3,053	2,109
Total stockholder’s equity (deficit)	(14,155,249)	(13,169,466)
Total liabilities and stockholder’s equity (deficit)	$4,830,559	$5,304,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Subscriber-related revenue	$3,709,800	$3,693,872	$7,370,465	$7,284,576
Equipment sales and other revenue	9,615	30,562	21,104	60,920
Total revenue	3,719,415	3,724,434	7,391,569	7,345,496

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	2,171,678	2,167,880	4,323,105	4,272,976
Satellite and transmission expenses	176,694	192,556	349,915	377,236
Cost of sales - equipment and other	13,116	23,804	25,103	54,299
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	38,748	49,829	97,514	97,347
Other subscriber acquisition costs	169,845	205,914	347,937	400,896
Subscriber acquisition advertising	125,880	126,377	248,555	262,810
Total subscriber acquisition costs	334,473	382,120	694,006	761,053
General and administrative expenses	181,805	167,802	373,872	359,476
Depreciation and amortization (Note 6)	228,963	237,248	441,217	461,143
Total costs and expenses	3,106,729	3,171,410	6,207,218	6,286,183

Operating income (loss)	612,686	553,024	1,184,351	1,059,313

Other Income (Expense):
Interest income	4,035	728	4,381	4,945
Interest expense, net of amounts capitalized	(191,751)	(219,328)	(383,088)	(441,338)
Other, net	(2,006)	392	30,387	483
Total other income (expense)	(189,722)	(218,208)	(348,320)	(435,910)

Income (loss) before income taxes	422,964	334,816	836,031	623,403
Income tax (provision) benefit, net	(164,008)	(125,871)	(321,570)	(230,471)
Net income (loss)	258,956	208,945	514,461	392,932
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(4,438)	(3,168)	(11,167)	(7,113)
Net income (loss) attributable to DISH DBS	$263,394	$212,113	$525,628	$400,045

Comprehensive Income (Loss):
Net income (loss)	$258,956	$208,945	$514,461	$392,932
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	111	9,959	(19,606)	(7,573)
Deferred income tax (expense) benefit, net	253	(3,705)	7,690	1,241
Total other comprehensive income (loss), net of tax	364	6,254	(11,916)	(6,332)
Comprehensive income (loss)	259,320	215,199	502,545	386,600
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(4,438)	(3,168)	(11,167)	(7,113)
Comprehensive income (loss) attributable to DISH DBS	$263,758	$218,367	$513,712	$393,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$514,461	$392,932
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	441,217	461,143
Realized and unrealized losses (gains) on investments	(32,322)	(618)
Non-cash, stock-based compensation	3,745	14,823
Deferred tax expense (benefit)	(47,591)	(63,677)
Other, net	52,005	29,712
Changes in current assets and current liabilities, net	11,125	154,289
Net cash flows from operating activities	942,640	988,604

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	135,367	1,345,330
Purchases of property and equipment	(278,582)	(324,183)
Other, net	7,858	(724)
Net cash flows from investing activities	(135,357)	1,020,423

Cash Flows From Financing Activities:
Proceeds from issuance of senior notes	2,000,000	—
Dividend to DISH Orbital Corporation	(1,500,000)	(8,250,000)
Redemption and repurchases of senior notes (Note 7)	(1,500,000)	(650,001)
Advances from affiliates	—	188,720
Repayment of long-term debt and capital lease obligations	(15,589)	(13,772)
Debt issuance costs	(7,676)	—
Other, net	128	13,678
Net cash flows from financing activities	(1,023,137)	(8,711,375)

Net increase (decrease) in cash and cash equivalents	(215,854)	(6,702,348)
Cash and cash equivalents, beginning of period	419,926	6,762,140
Cash and cash equivalents, end of period	$204,072	$59,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.    We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  The Sling International video programming service (formerly known as DishWorld) was launched prior to 2015, which historically represented a small percentage of our Pay-TV subscribers.  During February and June 2015, we launched our Sling domestic and Sling Latino services, respectively.    In addition to these Sling TV services that may only be streamed on one device at a time (single-stream services), on April 13, 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.  During June 2016, our multi-stream Sling domestic service transitioned from its introductory beta period and has been re-branded as Sling Blue.  Meanwhile, we re-branded our single stream Sling domestic service as Sling Orange.  All Sling TV subscribers are included in our Pay-TV subscriber count.  As of June 30, 2016, we had 13.593 million Pay-TV subscribers in the United States.

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

As of June 30, 2016 and December 31, 2015, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

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

3.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Six Months Ended
	June 30,
	2016	2015
	(In thousands)
Cash paid for interest	$413,342	$437,969
Cash received for interest	781	4,945
Cash paid for income taxes	11,338	1,487
Cash paid for income taxes to DISH Network	329,230	278,970
Satellites and other assets financed under capital lease obligations	988	—

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(In thousands)
Marketable investment securities:
Current marketable investment securities	$4,720	$141,335
Restricted marketable investment securities (1)	82,099	82,280
Total marketable investment securities	86,819	223,615

Restricted cash and cash equivalents (1)	275	94

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method	228,795	228,795
Investment in HSSC preferred tracking stock - cost method	87,409	87,409
Other investment securities - cost method	8,167	11,046
Total other investment securities	324,371	327,250

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$411,465	$550,959

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2016 and December 31, 2015, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

Other Investment Securities

We have strategic investments in certain debt and equity securities that are included in noncurrent “Other investment securities” on our Condensed Consolidated Balance Sheets and accounted for using the cost, equity and/or available-for-sale methods of accounting.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2016 and December 31, 2015, we had accumulated net unrealized gains of less than $1 million and $20 million, respectively.  These amounts, net of related tax effect, were less than $1 million and $12 million, respectively.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of June 30, 2016				As of December 31, 2015
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U. S. Treasury and agency securities	$82,290	$118	$—	$118	$82,124	$2	$(135)	$(133)
Corporate securities	4,529	5	—	5	90,838	3	(174)	(171)
Other	—	—	—	—	17,382	—	(2)	(2)
Equity securities	—	—	—	—	33,271	20,034	—	20,034
Total	$86,819	$123	$—	$123	$223,615	$20,039	$(311)	$19,728

As of June 30, 2016, restricted and non-restricted marketable investment securities included debt securities of $69 million with contractual maturities within one year and $18 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$139,869	$115,036	$24,833	$—	$307,406	$25,814	$281,592	$—

Debt securities (including restricted):
U. S. Treasury and agency securities	$82,290	$77,560	$4,730	—	$82,124	$77,328	$4,796	$—
Corporate securities	4,529	—	4,529	—	90,838	—	90,838	—
Other	—	—	—	—	17,382	—	17,382	—
Equity securities	—	—	—	—	33,271	33,271	—	—
Total	$86,819	$77,560	$9,259	$—	$223,615	$110,599	$113,016	$—

During the six months ended June 30, 2016, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

5.Inventory

Inventory consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(In thousands)
Finished goods	$381,328	$304,812
Work-in-process and service repairs	83,073	74,768
Raw materials	10,753	10,673
Total inventory	$475,154	$390,253

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

6.Property and Equipment

Depreciation and amortization expense consisted of the following:

	For the Three Months		For the Six Months Ended
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Equipment leased to customers	$197,352	$206,314	$378,003	$398,067
Satellites	15,262	15,261	30,523	30,522
Buildings, furniture, fixtures, equipment and other	16,349	15,673	32,691	32,554
Total depreciation and amortization	$228,963	$237,248	$441,217	$461,143

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

As of June 30, 2016, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
			(Years)/
		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15
EchoStar XVIII (1)	June 2016	61.5	15

Leased from EchoStar (2):
EchoStar VII (3)	February 2002	119	June 2017
EchoStar IX	August 2003	121	Month to month
EchoStar X (3)	February 2006	110	February 2021
EchoStar XI (3)	July 2008	110	September 2021
EchoStar XII (3)	July 2003	61.5	September 2017
EchoStar XIV (3)	March 2010	119	February 2023
EchoStar XVI (4)	November 2012	61.5	January 2018
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)

The EchoStar XVIII satellite was launched on June 18, 2016 and is expected to become operational at the 61.5 degree orbital location during the third quarter 2016.  The EchoStar XVIII satellite is currently owned by an indirect subsidiary of DISH Network.

(2)	See Note 10 for further information on our Related Party Transactions with EchoStar.
(3)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(4)	We have the option to renew this lease for an additional five-year period. If we exercise our five-year renewal option, we have the option to renew this lease for an additional five years.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

7.Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2016 and December 31, 2015:

	As of
	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7 1/8% Senior Notes due 2016 (1)	$—	$—	$1,500,000	$1,506,750
4 5/8% Senior Notes due 2017	900,000	914,211	900,000	922,770
4 1/4% Senior Notes due 2018	1,200,000	1,235,172	1,200,000	1,207,560
7 7/8% Senior Notes due 2019	1,400,000	1,550,500	1,400,000	1,525,440
5 1/8% Senior Notes due 2020	1,100,000	1,133,000	1,100,000	1,100,000
6 3/4% Senior Notes due 2021	2,000,000	2,086,240	2,000,000	2,021,020
5 7/8% Senior Notes due 2022	2,000,000	1,962,500	2,000,000	1,889,780
5 % Senior Notes due 2023	1,500,000	1,376,775	1,500,000	1,297,500
5 7/8% Senior Notes due 2024	2,000,000	1,909,000	2,000,000	1,765,000
7 3/4% Senior Notes due 2026	2,000,000	2,066,260	—	—
Other notes payable	13,686	13,686	13,686	13,686
Subtotal	14,113,686	$14,247,344	13,613,686	$13,249,506
Unamortized deferred financing costs and debt discounts, net	(44,779)		(41,563)
Capital lease obligations (2)	151,891		166,492
Total long-term debt and capital lease obligations (including current portion)	$14,220,798		$13,738,615

(1)	On February 1, 2016, we redeemed the principal balance of our 7 1/8% Senior Notes due 2016.
(2)	Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

7  3/4% Senior Notes due 2026

On June 13, 2016, we issued $2.0 billion aggregate principal amount of our ten-year 7 3/4% Senior Notes due July 1, 2026.  Interest accrues at an annual rate of 7 3/4% and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year, commencing on January 1, 2017.

The 7 3/4% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to July 1, 2019, we may also redeem up to 35% of the 7 3/4% Senior Notes at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

Our 7 3/4% Senior Notes are:

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The indenture related to our 7 3/4% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

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

8.Commitments and Contingencies

Commitments

DISH Network Spectrum

DISH Network has invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, DISH Network filed an application with the FCC to potentially participate as a bidder in the forward auction phase of the broadcast television spectrum incentive auction (“Auction 1000”).  Auction 1000 has two phases.  In the first phase or reverse auction phase, participating television broadcasters “sell” their rights to use certain broadcast television spectrum in the 600 MHz frequency range to the FCC.  In the second phase or forward auction phase, the FCC will “resell” that spectrum to various auction participants, including wireless service providers and other potential bidders.  The first phase of Auction 1000 began on March 29, 2016 and concluded on June 29, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase, in order for Auction 1000 to conclude, the proceeds generated in the first stage of the forward auction phase must exceed approximately $88.4 billion.  If the proceeds from the first stage of the forward auction phase do not exceed this amount, Auction 1000 would move to one or more additional stages, with less available spectrum and lower spectrum clearing targets set by the FCC.  The first stage of the forward auction phase of Auction 1000 will include 100 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The available spectrum in each of these areas is comprised of certain paired 5x5 spectrum blocks (5 MHz uplink spectrum and 5 MHz downlink spectrum).  As a result, a nationwide footprint may be obtained by aggregating a single 5x5 spectrum block in each available licensed geographic area.  A qualified bidder in the forward auction phase could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that a subsidiary of DISH Network and 61 other applicants were qualified to participate in the forward auction phase of Auction 1000.  The forward auction phase is scheduled to commence on August 16, 2016.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.

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

See Note 10 “Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 for further information.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of June 30, 2016, the remaining obligation of the DISH Network guarantee was $216 million.  As of June 30, 2016,  DISH Network has not recorded a liability on the balance sheet for this guarantee.

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed complaints against DISH Network and its wholly-owned subsidiaries DISH Network L.L.C. and dishNET Satellite Broadband L.L.C., as well as Hughes Communications, Inc. and Hughes Network Systems, LLC, which are subsidiaries of EchoStar, in the United States District Court for the Central District of California.  The complaint alleged infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781 and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech alleged that encoding data as specified by the DVB-S2 standard infringed each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claimed that our Hopper® set-top box, as well as the Hughes defendants’ satellite broadband products and services, infringed the asserted patents by implementing the DVB-S2 standard.  On May 5, 2015, the Court granted summary judgment in our favor as to the Hopper set-top box alleged in the complaint.  On February 17, 2015, Caltech filed a new complaint in the United States District Court for the Central District of California, asserting the same patents against the same defendants.  Caltech alleged that certain broadband equipment, including without limitation the HT1000 and HT1100 modems, gateway hardware, software and/or firmware that the Hughes defendants provide to, among others, us for our use in connection with the dishNET branded broadband service, infringed these patents.  Pursuant to a settlement agreement between the parties, on May 31, 2016, Caltech dismissed with prejudice all of its claims in these actions.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., DISH Network, EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey® set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 26, 2015, we and EchoStar filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 233 patent.  The United States Patent and Trademark Office has agreed to institute a proceeding on our petition, as well as on two third-party petitions challenging the validity of certain claims of the 233 patent, and it heard oral argument on January 16, 2016.    On June 1, 2016, the United States Patent and Trademark Office found that all claims asserted against us and the EchoStar parties were unpatentable.  On July 5, 2016, CRFD filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  The litigation in the District Court has been stayed since June 4, 2015 pending resolution of our petition to the United States Patent and Trademark Office.

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

The Court scheduled a second phase of the bench trial for October 2016, which is planned to cover the plaintiffs’ requested injunctive relief, as well as DISH Network L.L.C.’s response to certain evidence that the state plaintiffs presented in the first phase.  On April 20, 2016, the Court denied the federal plaintiff’s motion seeking to cancel the separate hearing on the plaintiffs’ requested injunctive relief.

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

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc.; AT&T, Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Sirius XM Radio Inc.; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 23, 2014, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On April 10, 2015, the Court granted DISH Network L.L.C.’s motion to stay the action in light of DISH Network L.L.C.’s petition and certain other defendants’ petitions pending before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On July 17, 2015, the United States Patent and Trademark Office agreed to institute a proceeding on our petition.  Pursuant to a stipulation between the parties, on April 27, 2016, the Court entered an order of non-infringement and judgment in favor of DISH Network L.L.C.  On June 15, 2016, the United States Patent and Trademark Office entered an order that the patent claims being asserted against DISH Network L.L.C. with respect to the 444 patent are unpatentable.  Dragon may seek to appeal the Court’s judgment and/or the United States Patent and Trademark Office’s decision.

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

On February 3, 2016, Grecia filed a new complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of California, alleging infringement of United States Patent No. 8,887,308 (the “308 patent”), which is entitled “Digital Cloud Access—PDMAS Part III,” on which Grecia is also the named inventor.  Grecia alleges that we violate the 308 patent in connection with our DISH Anywhere feature.  On June 10, 2016, DISH Network L.L.C. advised the Court that it intended to file a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 308 patent on or before July 31, 2016, and on June 13, 2016, the Court stayed the action pending the conclusion of that petition, including the exhaustion of any appeals.

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

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.  The United States Supreme Court granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari, but they did not file one.  As a result, the stay of the NBC plaintiffs’ action expired.  On August 6, 2014, at the request of the parties, the Central District of California granted a further stay of all proceedings in the action brought by the NBC plaintiffs, pending a final judgment on all claims in the Fox plaintiffs’ action.  Pursuant to the settlement described below, the Fox action was dismissed on February 11, 2016.  On March 4, 2016, at the request of the parties, the Central District of California granted a further stay of all proceedings in the action brought by the NBC plaintiffs until September 9, 2016; provided that either party may file a motion with the Court to lift the stay after May 27, 2016.  Pursuant to a settlement between us and the NBC plaintiffs, on June 16, 2016, we and the NBC plaintiffs filed a stipulation to dismiss with prejudice all of our respective claims pending in the California Court.  The Court ordered such dismissal on June 20, 2016.

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

On January 12, 2015, the Court ruled on the Fox plaintiffs’ and our respective motions for summary judgment, holding that:  (a) the Slingbox placeshifting functionality and the PrimeTime Anytime, AutoHop and Hopper Transfers features do not violate the copyright laws; (b) certain quality assurance copies (which were discontinued in November 2012) do violate the copyright laws; and (c) the Slingbox placeshifting functionality, the Hopper Transfers feature and such quality assurance copies breach our Fox retransmission consent agreement.  At the parties’ joint request, the Court had stayed the case until January 15, 2016.  Pursuant to a settlement between us and the Fox plaintiffs, we, EchoStar Technologies L.L.C. and the Fox plaintiffs filed a stipulation to dismiss with prejudice all of our respective claims pending in the California Court.  The Court ordered such dismissal on February 11, 2016.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

New York Actions.  Both the ABC and CBS parties filed counterclaims in the New York action adding copyright claims against EchoStar Technologies L.L.C., and the CBS parties filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating the renewal of our CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  On September 18, 2013, the New York court denied that motion.  The ABC plaintiffs appealed, and oral argument on the appeal was heard on February 20, 2014 before the United States Court of Appeals for the Second Circuit.  Pursuant to a settlement between us and the ABC parties, during March 2014, the ABC parties withdrew their appeal to the United States Court of Appeals for the Second Circuit; we and the ABC parties filed a stipulation on March 4, 2014 to dismiss without prejudice all of our respective claims pending in the United States District Court for the Southern District of New York; and the ABC parties granted a covenant not to sue.  The Court ordered such dismissal on March 6, 2014.  Pursuant to a settlement between us and the CBS parties, on December 10, 2014, we and the CBS parties filed a stipulation to dismiss with prejudice all of our respective claims pending in the New York Court.  The Court ordered such dismissal on December 10, 2014.

These matters are now concluded.

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

LightSquared Transaction Shareholder Derivative Actions

On August 9, 2013, a purported shareholder of DISH Network, Jacksonville Police and Fire Pension Fund (“Jacksonville PFPF”), filed a putative shareholder derivative action in the District Court for Clark County, Nevada alleging, among other things, breach of fiduciary duty claims against the members of DISH Network’s Board of Directors as of that date:  Charles W. Ergen; Joseph P. Clayton; James DeFranco; Cantey M. Ergen; Steven R. Goodbarn; David K. Moskowitz; Tom A. Ortolf; and Carl E. Vogel (collectively, the “Director Defendants”).  In its first amended complaint, Jacksonville PFPF asserted claims that Mr. Ergen breached his fiduciary duty to DISH Network in connection with certain purchases of LightSquared debt by SPSO, an entity controlled by Mr. Ergen, and that the other Director Defendants aided and abetted that alleged breach of duty.  The Jacksonville PFPF claims alleged that (1) the debt purchases created an impermissible conflict of interest and (2) put at risk the LBAC Bid, which as noted above was withdrawn.  Jacksonville PFPF further claimed that most members of DISH Network’s Board of Directors are beholden to Mr. Ergen to an extent that prevents them from discharging their duties in connection with DISH Network’s participation in the LightSquared bankruptcy auction process.  Jacksonville PFPF is seeking an unspecified amount of damages.  Jacksonville PFPF dismissed its claims against Mr. Goodbarn on October 8, 2013.

Jacksonville PFPF sought a preliminary injunction that would enjoin Mr. Ergen and all of the Director Defendants other than Mr. Goodbarn from influencing DISH Network’s efforts to acquire certain assets of LightSquared in the bankruptcy proceeding.  On November 27, 2013, the Court denied that request but granted narrower relief enjoining Mr. Ergen and anyone acting on his behalf from participating in negotiations related to one aspect of the LBAC Bid, which, as noted above, was withdrawn.

Five alleged shareholders filed substantially similar putative derivative complaints in state and federal courts alleging the same or substantially similar claims.  On September 18, 2013, DCM Multi-Manager Fund, LLC filed a duplicative putative derivative complaint in the District Court for Clark County, Nevada, which was consolidated with the Jacksonville PFPF action on October 9, 2013.  Between September 25, 2013 and October 2, 2013, City of Daytona Beach Police Officers and Firefighters Retirement System, Louisiana Municipal Police Employees’ Retirement System and Iron Worker Mid-South Pension Fund filed duplicative putative derivative complaints in the United States District Court for the District of Colorado.  Also on October 2, 2013, Iron Workers District Council (Philadelphia and Vicinity) Retirement and Pension Plan filed its complaint in the United States District Court for the District of Nevada.

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

DISH Network’s Board of Directors established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its business judgment that it is in the best interests of DISH Network not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  In an order entered on September 18, 2015, the Court granted the Special Litigation Committee’s motion to defer to the Special Litigation Committee’s October 24, 2014 report, including its finding that dismissal of the action is in the best interest of DISH Network.  The Court also held that, in light of granting the motion to defer, the pending motions to dismiss filed by the individual defendants were denied without prejudice as moot.  On October 12, 2015, Jacksonville PFPF filed a notice of appeal to the Supreme Court of Nevada.  On May 27, 2016, Jacksonville PFPF filed its appellate brief, and the Special Litigation Committee filed its answering brief on July 28, 2016.  DISH Network cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Qurio Holdings, Inc.

On September 26, 2014, Qurio Holdings, Inc. (“Qurio”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,102,863 (the “863 patent”) entitled “Highspeed WAN To Wireless LAN Gateway” and United States Patent No. 7,787,904 (the “904 patent”) entitled “Personal Area Network Having Media Player And Mobile Device Controlling The Same.”  On the same day, Qurio filed similar complaints against Comcast and DirecTV.  On November 13, 2014, Qurio filed a first amended complaint, which added a claim alleging infringement of United States Patent No. 8,879,567 (the “567 patent”) entitled “High-Speed WAN To Wireless LAN Gateway.”  Qurio is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On February 9, 2015, the Court granted DISH Network L.L.C.’s motion to transfer the case to the United States District Court for the Northern District of California.  During October 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 863, 904 and 567 patents.  On November 3, 2015, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office.  On April 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions, as well as on a third-party petition challenging the validity of certain claims of the 904 patent.    On June 21, 2016, pursuant to Qurio’s Request for Adverse Judgment, the United States Patent and Trademark Office issued a cancellation of all claims of the 904 patent that we had challenged.  On July 13, 2016, Qurio filed a Request for Adverse Judgment with the United States Patent and Trademark Office to cancel all claims of the 863 patent and 567 patent that we had challenged, leaving at issue in the District Court action only certain claims of the 567 patent that we had not challenged.  On July 19, 2016, the United States Patent and Trademark Office issued a cancellation of all claims of the 863 patent and the 567 patent that we had challenged.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiary DISH Network L.L.C.; DISH Network; EchoStar; and EchoStar’s subsidiaries EchoStar Technologies L.L.C., Hughes Satellite Systems Corporation, and Sling Media Inc., in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere™ service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During August 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 456 patent, and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions.  On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines.

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

TQ Delta, LLC

On July 17, 2015, TQ Delta, LLC (“TQ Delta”) filed a complaint against us, DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 6,961,369 (the “369 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 8,718,158 (the “158 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 9,014,243 (the “243 patent”), which is entitled “System and Method for Scrambling Using a Bit Scrambler and a Phase Scrambler”; United States Patent No. 7,835,430 (the “430 patent”), which is entitled “Multicarrier Modulation Messaging for Frequency Domain Received Idle Channel Noise Information”; United States Patent No. 8,238,412 (the “412 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; United States Patent No. 8,432,956 (the “956 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; and United States Patent No. 8,611,404 (the “404 patent”), which is entitled “Multicarrier Transmission System with Low Power Sleep Mode and Rapid-On Capability.”  On September 9, 2015, TQ Delta filed a first amended complaint that added allegations of infringement of United States Patent No. 9,094,268 (the “268 patent”), which is entitled “Multicarrier Transmission System With Low Power Sleep Mode and Rapid-On Capability.”  On May 16, 2016, TQ Delta filed a second amended complaint that added EchoStar Corporation and its wholly-owned subsidiary EchoStar Technologies L.L.C. as defendants.  TQ Delta alleges that our satellite TV service, Internet service, set-top boxes, gateways, routers, modems, adapters and networks that operate in accordance with one or more Multimedia over Coax Alliance Standards infringe the asserted patents.  TQ Delta has filed actions in the same court alleging infringement of the same patents against Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc.  TQ Delta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial has been set for November 13, 2017.    On July 14, 2016, TQ Delta stipulated to dismiss with prejudice all claims related to the 369 patent and the 956 patent.  On July 20, 2016, we filed petitions with the United States Patent and Trademark Office or joined other third-party petitions at the United States Patent and Trademark Office challenging the validity of all of the patent claims asserted against us in the action.

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

On June 30, 2016, we paid a dividend of $1.5 billion to DOC.

On February 12, 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which included certain funding obligations related to DISH Network’s non-controlling debt and equity investments in the Northstar Entities and the SNR Entities, and to fund other DISH Network cash needs.

Advertising Sales.  We provide advertising services to DISH Network’s broadband business.  During the three months ended June 30,  2015, we received revenue associated with these services of $2 million in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).    During the three months ended June 30, 2016, we received no revenue associated with these services.  During the six months ended June 30, 2016 and 2015, we received revenue associated with these services of $2 million and $6 million, respectively,

Broadband, Wireless and Other Operations.  We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations. During the three months ended June 30, 2016 and 2015, the costs associated with these services were $18 million and $18 million, respectively.  During the six months ended June 30, 2016 and 2015, the costs associated with these services were $36 million and $41 million, respectively.

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

“Trade accounts receivable”

As of June 30, 2016 and December 31, 2015, trade accounts receivable from EchoStar was $18 million and $23 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

“Trade accounts payable”

As of June 30, 2016 and December 31, 2015, trade accounts payable to EchoStar was $316 million and $263 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended June 30, 2016 and 2015, we received less than $1  million and $13 million, respectively, for equipment sales and other revenue from EchoStar.  During the six months ended June 30, 2016 and 2015, we received less than $1 million and $26 million, respectively, for equipment sales and other revenue from EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

“Subscriber-related expenses”

During the three months ended June 30,  2016 and 2015, we incurred $2 million and $3  million, respectively, for subscriber-related expenses from EchoStar.  During the six months ended June 30, 2016 and 2015, we incurred $5 million and $6 million, respectively, for subscriber-related expenses from EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

“Satellite and transmission expenses”

During the three months ended June 30,  2016 and 2015, we incurred $168 million and $183 million, respectively, for satellite and transmission expenses from EchoStar.  During the six months ended June 30, 2016 and 2015, we incurred $332 million and $358 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

•

EchoStar XVI.  During December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched during November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of:  (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  During July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year.    Prior to expiration of the initial term, we have the option to renew for an additional five-year period.  Prior to expiration of the initial term, EchoStar also has the right, upon certain conditions, to renew for an additional five-year period.  If either we or EchoStar exercise our respective five-year renewal options, then we have the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any options to renew this agreement will be exercised.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

“General and administrative expenses”

During the three months ended June 30, 2016 and 2015, we incurred $25 million and $23 million, respectively, for general and administrative expenses from EchoStar.  During the six months ended June 30, 2016 and 2015, we incurred $47 million and $43 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

•

Inverness Lease Agreement.  The lease for certain space at 90 Inverness Circle East in Englewood, Colorado is for a period ending on December 31, 2016.  This agreement can be terminated by either party upon six months prior notice.  In February 2016, we provided notice to EchoStar to terminate this lease effective August 10, 2016.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We are able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar is able to terminate the 2012 Receiver Agreement if certain entities acquire us.

For the three months ended June 30, 2016 and 2015, we purchased set-top boxes and other equipment from EchoStar of $183 million and $193 million, respectively.  For the six months ended June 30, 2016 and 2015, we purchased set-top boxes and other equipment from EchoStar of $430 million and $416 million, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$18,782	$24,524	$37,884	$47,022

	As of
	June 30, 2016	December 31, 2015
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$18,311	$19,362
Commitments to NagraStar	$844	$1,532

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

As the pay-TV industry is mature, our strategy has included an increased emphasis on acquiring and retaining higher quality subscribers, even if it means that we will acquire and retain fewer overall subscribers.  We evaluate the quality of subscribers based upon a number of factors, including, among others, profitability.  Our Pay-TV subscriber base has been declining due to, among other things, this strategy.  There can be no assurance that our Pay-TV subscriber base will not continue to decline.

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

Financial Highlights

2016 Second Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.719 billion
•	Pay-TV ARPU of $89.98
•	Net income attributable to DISH DBS of $263 million
•	Gross new Pay-TV subscriber activations of approximately 527,000
•	Pay-TV SAC of $782
•	Loss of approximately 281,000 net Pay-TV subscribers
•	Pay-TV churn rate of 1.96%

Consolidated Financial Condition as of June 30, 2016

•	Cash, cash equivalents and current marketable investment securities of $209 million
•	Total assets of $4.831 billion
•	Total long-term debt and capital lease obligations of $14.221 billion

We offer Pay-TV services under the DISH brand and the Sling® brand.  We had 13.593 million Pay-TV subscribers in the United States as of June 30, 2016 and are the nation’s fourth largest pay-TV provider.  Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH branded pay-TV service from our competitors, we introduced the Hopper® whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

Sling branded pay-TV services.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).    We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on certain streaming-capable devices including TVs, tablets, computers, game consoles and smart phones.  The Sling International video programming service (formerly known as DishWorld) was launched prior to 2015, which historically represented a small percentage of our Pay-TV subscribers.  Sling International offers over 200 channels in 18 languages.  In February 2015, we launched our Sling domestic service.  The Sling domestic core package consists of over 20 channels offered for a monthly subscription.  In addition to the core programming package, Sling domestic offers additional tiers of programming, including sports, kids, movies, world news, lifestyle and Spanish language and additional premium content such as HBO, each available for an additional monthly fee.  Sling TV programming is offered live and on-demand and can be replayed as programming rights permit.  In June 2015, we also launched our Sling Latino service.  In addition to these Sling TV services that may only be streamed on one device at a time (single-stream services), on April 13, 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.    During June 2016, our multi-stream Sling domestic service transitioned from its introductory beta period and has been re-branded as Sling Blue.  Meanwhile, we re-branded our single-stream Sling domestic service as Sling Orange.  All Sling TV subscribers are included in our Pay-TV subscriber count.

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

In addition, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate continue to be negatively impacted by stricter customer acquisition and retention policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring and retaining higher quality subscribers, as well as increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

Our Pay-TV subscriber base has been declining due to, among other things, the factors described above.  There can be no assurance that our Pay-TV subscriber base will not continue to decline.  In the event that our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

Programming

Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase, and certain programming costs are rising at a much faster rate than wages or inflation, especially for local broadcast channels.  The rates we are charged for retransmitting local broadcast channels have been increasing substantially and may exceed our ability to increase our prices to our customers.  In addition, programming costs continue to increase due to contractual price increases and the renewal of long-term programming contracts on less favorable pricing terms.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms or if we are unable to pass these increased programming costs on to our customers.

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

Furthermore, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire.  In the past, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  On June 12, 2016, Tribune Broadcasting Company (“Tribune”) removed 42 of its local broadcast channels in 33 markets across 34 states and the District of Columbia from our programming lineup, after we and Tribune were unable to negotiate the terms and conditions of a new programming carriage contract.  While we work to reach an agreement, we are offering “over-the-air” antennas at no additional charge so that customers in affected markets can watch Tribune’s local broadcast channels.  We cannot predict with any certainty the impact of such removal on our business, results of operations and financial condition.  In addition, we cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from this removal or similar programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rates.

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

Our subscriber-specific investments to acquire new subscribers have a significant impact on our cash flow.  While fewer subscribers will likely translate into lower ongoing cash flow in the long-term, cash flow is actually aided, in the short-term, by the reduction in subscriber-specific investment spending.  As a result, a slow-down in our business due to external or internal factors does not introduce the same level of short-term liquidity risk as it might in other industries.

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

Wireless Spectrum

DISH Network Spectrum.  DISH Network has invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, DISH Network filed an application with the Federal Communications Commission (“FCC”) to potentially participate as a bidder in the forward auction phase of the broadcast television spectrum incentive auction (“Auction 1000”).  Auction 1000 has two phases.  In the first phase or reverse auction phase, participating television broadcasters “sell” their rights to use certain broadcast television spectrum in the 600 MHz frequency range to the FCC.  In the second phase or forward auction phase, the FCC will “resell” that spectrum to various auction participants, including wireless service providers and other potential bidders.  The first phase of Auction 1000 began on March 29, 2016 and concluded on June 29, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase, in order for Auction 1000 to conclude, the proceeds generated in the first stage of the forward auction phase must exceed approximately $88.4 billion.  If the proceeds from the first stage of the forward auction phase do not exceed this amount, Auction 1000 would move to one or more additional stages, with less available spectrum and lower spectrum clearing targets set by the FCC.  The first stage of the forward auction phase of Auction 1000 will include 100 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The available spectrum in each of these areas is comprised of certain paired 5x5 spectrum blocks (5 MHz uplink spectrum and 5 MHz downlink spectrum).  As a result, a nationwide footprint may be obtained by aggregating a single 5x5 spectrum block in each available licensed geographic area.  A qualified bidder in the forward auction phase could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that a subsidiary of DISH Network and 61 other applicants were qualified to participate in the forward auction phase of Auction 1000.  The forward auction phase is scheduled to commence on August 16, 2016.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.

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

See Note 10 “Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 for further information.

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

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to independent retailers and other independent distributors of our equipment and revenue from equipment sales and other agreements with EchoStar.

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

Cost of sales - equipment and other.  “Cost of sales - equipment and other” primarily includes the cost of non-subsidized sales of DBS accessories to independent retailers and other independent distributors of our equipment and costs related to equipment sales and other agreements with EchoStar.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2016	2015	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$3,709,800	$3,693,872	$15,928	0.4
Equipment sales and other revenue	9,615	30,562	(20,947)	(68.5)
Total revenue	3,719,415	3,724,434	(5,019)	(0.1)

Costs and Expenses:
Subscriber-related expenses	2,171,678	2,167,880	3,798	0.2
% of Subscriber-related revenue	58.5%	58.7%
Satellite and transmission expenses	176,694	192,556	(15,862)	(8.2)
% of Subscriber-related revenue	4.8%	5.2%
Cost of sales - equipment and other	13,116	23,804	(10,688)	(44.9)
Subscriber acquisition costs	334,473	382,120	(47,647)	(12.5)
General and administrative expenses	181,805	167,802	14,003	8.3
% of Total revenue	4.9%	4.5%
Depreciation and amortization	228,963	237,248	(8,285)	(3.5)
Total costs and expenses	3,106,729	3,171,410	(64,681)	(2.0)

Operating income (loss)	612,686	553,024	59,662	10.8

Other Income (Expense):
Interest income	4,035	728	3,307	*
Interest expense, net of amounts capitalized	(191,751)	(219,328)	27,577	12.6
Other, net	(2,006)	392	(2,398)	*
Total other income (expense)	(189,722)	(218,208)	28,486	13.1

Income (loss) before income taxes	422,964	334,816	88,148	26.3
Income tax (provision) benefit, net	(164,008)	(125,871)	(38,137)	(30.3)
Effective tax rate	38.8%	37.6%
Net income (loss)	258,956	208,945	50,011	23.9
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(4,438)	(3,168)	(1,270)	(40.1)
Net income (loss) attributable to DISH DBS	$263,394	$212,113	$51,281	24.2

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.593	13.932	(0.339)	(2.4)
Pay-TV subscriber additions, gross (in millions)	0.527	0.638	(0.111)	(17.4)
Pay-TV subscriber additions (losses), net (in millions)	(0.281)	(0.081)	(0.200)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.96%	1.71%	0.25%	14.6
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$782	$767	$15	2.0
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$89.98	$87.91	$2.07	2.4
EBITDA	$844,081	$793,832	$50,249	6.3

* Percentage is not meaningful.

Pay-TV subscribers.  We lost approximately 281,000 net Pay-TV subscribers during the three months ended June 30, 2016, compared to the loss of approximately 81,000 net Pay-TV subscribers during the same period in 2015.  The increase in net Pay-TV subscriber losses during the three months ended June 30, 2016 compared to the same period in 2015 primarily resulted from lower gross new Pay-TV subscriber activations and a higher Pay-TV churn rate, discussed below.

During the three months ended June 30, 2016, we activated approximately 527,000 gross new Pay-TV subscribers compared to approximately 638,000 gross new Pay-TV subscribers during the same period in 2015, a decrease of 17.4%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers, as well as increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

Our Pay-TV churn rate for the three months ended June 30, 2016 was 1.96% compared to 1.71% for the same period in 2015.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.    As part of our increased emphasis on retaining higher quality subscribers, we have been more selective in issuing retention credits, which has had a negative impact on our Pay-TV churn rate.

In the past, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  On June 12, 2016, Tribune removed 42 of its local broadcast channels in 33 markets across 34 states and the District of Columbia from our programming lineup, after we and Tribune were unable to negotiate the terms and conditions of a new programming carriage contract.  While we work to reach an agreement, we are offering “over-the-air” antennas at no additional charge so that customers in affected markets can watch Tribune’s local broadcast channels.  We cannot predict with any certainty the impact of such removal on our business, results of operations and financial condition.  In addition, we cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from this removal or similar programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rates.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.710 billion for the three months ended June 30, 2016, an increase of $16 million or 0.4% compared to the same period in 2015.  The change in “Subscriber-related revenue” from the same period in 2015 was primarily related to the increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU.  Pay-TV ARPU was $89.98 during the three months ended June 30, 2016 versus $87.91 during the same period in 2015.  The $2.07 or 2.4% increase in Pay-TV ARPU was primarily attributable to the DISH branded pay-TV programming package price increases in February 2016 and 2015.  These increases were partially offset by a shift in DISH branded pay-TV programming package mix and an increase in Sling TV subscribers.  Sling TV subscribers generally have lower priced programming packages than DISH branded pay-TV subscribers, and therefore, to the extent that Sling TV subscribers increase, it has a negative impact on Pay-TV ARPU.  Pay-TV ARPU for the three months ended June 30, 2015 was positively impacted by a significant pay-per-view event during the second quarter 2015.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.172 billion during the three months ended June 30, 2016, an increase of $4 million or 0.2% compared to the same period in 2015.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs, partially offset by a lower average Pay-TV subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” for the three months ended June 30, 2015 included the impact of a significant pay-per-view event during the second quarter 2015.  “Subscriber-related expenses” represented 58.5% and 58.7% of “Subscriber-related revenue” during the three months ended June 30, 2016 and 2015, respectively.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $334 million during the three months ended June 30, 2016, a decrease of $48 million or 12.5% compared to the same period in 2015.  This change was primarily attributable to a decrease in gross new Pay-TV subscriber activations, partially offset by an increase in Pay-TV SAC, discussed below.

Pay-TV SAC.  Pay-TV SAC was $782 during the three months ended June 30, 2016 compared to $767 during the same period in 2015, an increase of $15 or 2.0%.  This change was primarily attributable to an increase in advertising costs per activation, partially offset by a decrease in hardware costs per activation.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts and by a reduction in manufacturing costs related to certain receiver systems.  This decrease was partially offset by an increase in the percentage of new DISH branded pay-TV subscriber activations with Hopper 3 receiver systems, which have a higher cost per unit than the prior generation Hopper receiver systems.

During the three months ended June 30, 2016 and 2015, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $78 million and $107 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

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

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $192 million during the three months ended June 30, 2016, a decrease of $28 million or 12.6% compared to the same period in 2015.  The decrease was principally related to a reduction in interest expense from debt redemptions during 2015 and 2016, partially offset by interest expense associated with the issuance in June 2016 of our 7 3/4% Senior Notes due 2026.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $844 million during the three months ended June 30, 2016, an increase of $50 million or 6.3% compared to the same period in 2015.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	June 30,
	2016	2015
	(In thousands)
EBITDA	$844,081	$793,832
Interest, net	(187,716)	(218,600)
Income tax (provision) benefit, net	(164,008)	(125,871)
Depreciation and amortization	(228,963)	(237,248)
Net income (loss) attributable to DISH DBS	$263,394	$212,113

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

Income tax (provision) benefit, net.  Our income tax provision was $164 million during the three months ended June 30, 2016,  an increase of $38 million compared to the same period in 2015.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.”

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2016	2015	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$7,370,465	$7,284,576	$85,889	1.2
Equipment sales and other revenue	21,104	60,920	(39,816)	(65.4)
Total revenue	7,391,569	7,345,496	46,073	0.6

Costs and Expenses:
Subscriber-related expenses	4,323,105	4,272,976	50,129	1.2
% of Subscriber-related revenue	58.7%	58.7%
Satellite and transmission expenses	349,915	377,236	(27,321)	(7.2)
% of Subscriber-related revenue	4.7%	5.2%
Cost of sales - equipment and other	25,103	54,299	(29,196)	(53.8)
Subscriber acquisition costs	694,006	761,053	(67,047)	(8.8)
General and administrative expenses	373,872	359,476	14,396	4.0
% of Total revenue	5.1%	4.9%
Depreciation and amortization	441,217	461,143	(19,926)	(4.3)
Total costs and expenses	6,207,218	6,286,183	(78,965)	(1.3)

Operating income (loss)	1,184,351	1,059,313	125,038	11.8

Other Income (Expense):
Interest income	4,381	4,945	(564)	(11.4)
Interest expense, net of amounts capitalized	(383,088)	(441,338)	58,250	13.2
Other, net	30,387	483	29,904	*
Total other income (expense)	(348,320)	(435,910)	87,590	20.1

Income (loss) before income taxes	836,031	623,403	212,628	34.1
Income tax (provision) benefit, net	(321,570)	(230,471)	(91,099)	(39.5)
Effective tax rate	38.5%	37.0%
Net income (loss)	514,461	392,932	121,529	30.9
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(11,167)	(7,113)	(4,054)	(57.0)
Net income (loss) attributable to DISH DBS	$525,628	$400,045	$125,583	31.4

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.593	13.932	(0.339)	(2.4)
Pay-TV subscriber additions, gross (in millions)	1.184	1.361	(0.177)	(13.0)
Pay-TV subscriber additions (losses), net (in millions)	(0.304)	(0.046)	(0.258)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.80%	1.68%	0.12%	7.1
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$708	$714	$(6)	(0.8)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$88.96	$86.82	$2.14	2.5
EBITDA	$1,667,122	$1,528,052	$139,070	9.1

* Percentage is not meaningful.

Pay-TV subscribers.    We lost approximately 304,000 net Pay-TV subscribers during the six months ended June 30, 2016, compared to the loss of approximately 46,000 net Pay-TV subscribers during the same period in 2015.  The increase in net Pay-TV subscriber losses during the six months ended June 30, 2016 compared to the same period in 2015 primarily resulted from lower gross new Pay-TV subscriber activations and a higher Pay-TV churn rate, discussed below.

During the six months ended June 30, 2016, we activated approximately 1.184 million gross new Pay-TV subscribers compared to approximately 1.361 million gross new Pay-TV subscribers during the same period in 2015, a decrease of 13.0%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers, as well as increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

Our Pay-TV churn rate for the six months ended June 30, 2016 was 1.80% compared to 1.68% for the same period in 2015.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.  As part of our increased emphasis on retaining higher quality subscribers, we have been more selective in issuing retention credits, which has had a negative impact on our Pay-TV churn rate.

In the past, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  On June 12, 2016, Tribune removed 42 of its local broadcast channels in 33 markets across 34 states and the District of Columbia from our programming lineup, after we and Tribune were unable to negotiate the terms and conditions of a new programming carriage contract.  While we work to reach an agreement, we are offering “over-the-air” antennas at no additional charge so that customers in affected markets can watch Tribune’s local broadcast channels.  We cannot predict with any certainty the impact of such removal on our business, results of operations and financial condition.  In addition, we cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from this removal or similar programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rates.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $7.370 billion for the six months ended June 30, 2016, an increase of $86 million or 1.2% compared to the same period in 2015.  The change in “Subscriber-related revenue” from the same period in 2015 was primarily related to the increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU.    Pay-TV ARPU was $88.96 during the six months ended June 30, 2016 versus $86.82 during the same period in 2015.  The $2.14 or 2.5% increase in Pay-TV ARPU was primarily attributable to the DISH branded pay-TV programming package price increases in February 2016 and 2015.  These increases were partially offset by a shift in DISH branded pay-TV programming package mix and an increase in Sling TV subscribers.  Sling TV subscribers generally have lower priced programming packages than DISH branded pay-TV subscribers, and therefore, to the extent that Sling TV subscribers increase, it has a negative impact on Pay-TV ARPU.  Pay-TV ARPU for the six months ended June 30, 2015 was positively impacted by a significant pay-per-view event during the second quarter 2015.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $4.323 billion during the six months ended June 30, 2016, an increase of $50 million or 1.2% compared to the same period in 2015.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs, partially offset by a lower average Pay-TV subscriber base and a decrease in retention costs per subscriber.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” for the six months ended June 30, 2015 included the impact of a significant pay-per-view event during the second quarter 2015.  The decrease in retention costs per subscriber primarily resulted from fewer Pay-TV subscriber equipment migrations.  “Subscriber-related expenses” represented 58.7% of “Subscriber-related revenue” during each of the six months ended June 30, 2016 and 2015.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $694 million during the six months ended June 30, 2016, a decrease of $67 million or 8.8% compared to the same period in 2015.  This change was primarily attributable to a decrease in gross new Pay-TV subscriber activations.

Pay-TV SAC.  Pay-TV SAC was $708 during the six months ended June 30, 2016 compared to $714 during the same period in 2015, a decrease of $6 or 0.8%.  This change was primarily attributable to a decrease in hardware costs per activation.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts and by a reduction in manufacturing costs related to certain receiver systems.  This decrease was partially offset by an increase in the percentage of new DISH branded pay-TV subscriber activations with Hopper 3 receiver systems, which have a higher cost per unit than the prior generation Hopper receiver systems.

During the six months ended June 30, 2016 and 2015, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $144 million and $210 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations, discussed above.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $383 million during the six months ended June 30, 2016, a decrease of $58 million or 13.2% compared to the same period in 2015.  The decrease was principally related to a reduction in interest expense from debt redemptions during 2015 and 2016, partially offset by interest expense associated with the issuance in June 2016 of our 7 3/4% Senior Notes due 2026.

Other, net.  “Other, net” income was $30 million during the six months ended June 30, 2016,  an increase of $30 million compared to the same period in 2015.  The six months ended June 30, 2016 was positively impacted by net realized gains on our marketable and other investment securities.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.667  billion during the six months ended June 30, 2016, an increase of $139 million or 9.1% compared to the same period in 2015.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months Ended
	June 30,
	2016	2015
	(In thousands)
EBITDA	$1,667,122	$1,528,052
Interest, net	(378,707)	(436,393)
Income tax (provision) benefit, net	(321,570)	(230,471)
Depreciation and amortization	(441,217)	(461,143)
Net income (loss) attributable to DISH DBS	$525,628	$400,045

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

Income tax (provision) benefit, net.  Our income tax provision was $322 million during the six months ended June 30, 2016,  an increase of $91 million compared to the same period in 2015.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.”

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

Item 1A.RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our risk factors.

Item 6.EXHIBITS

(a)	Exhibits.

4.1 ☐

Indenture, relating to the 7 3/4% Senior Notes due 2026, dated as of June 13, 2016, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8‑K of DISH Network Corporation filed June 13, 2016, Commission File No. 0-26176).

4.2 ☐

Registration Rights Agreement relating to the 7 3/4% Senior Notes due 2026, dated as of June 13, 2016, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed June 13, 2016, Commission File No. 0-26176).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended June 30, 2016, filed on July 29, 2016, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

*Filed herewith.

☐Incorporated by reference.

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

Date:  July 29, 2016