Form 10-Q
period 2016-09-30
DISH DBS CORP
filed 2016-11-15
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of November 14, 2016, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I — FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2016 and December 31, 2015 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Narrative Analysis of Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	57

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	57

	Signatures	58

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

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$432,119	$419,926
Marketable investment securities	12,656	141,335
Trade accounts receivable, net of allowance for doubtful accounts of $23,525 and $20,972, respectively	777,673	822,505
Inventory	479,367	390,253
Other current assets	107,899	115,205
Total current assets	1,809,714	1,889,224

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	82,360	82,374
Property and equipment, net of accumulated depreciation of $2,870,472 and $2,871,457, respectively	1,880,090	2,150,340
FCC authorizations	635,794	635,794
Other investment securities	324,371	327,250
Other noncurrent assets, net	219,893	219,574
Total noncurrent assets	3,142,508	3,415,332
Total assets	$4,952,222	$5,304,556

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$572,244	$433,349
Deferred revenue and other	792,312	843,638
Accrued programming	1,538,976	1,531,389
Accrued interest	230,151	224,513
Other accrued expenses	396,965	430,820
Current portion of long-term debt and capital lease obligations	934,414	1,531,928
Total current liabilities	4,465,062	4,995,637

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	13,280,326	12,206,687
Deferred tax liabilities	949,274	1,089,016
Long-term deferred revenue and other long-term liabilities	222,651	164,682
Total long-term obligations, net of current portion	14,452,251	13,460,385
Total liabilities	18,917,313	18,456,022

Commitments and Contingencies (Note 8)

Redeemable noncontrolling interests	11,000	18,000

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,310,109	1,309,138
Accumulated other comprehensive income (loss)	40	12,039
Accumulated earnings (deficit)	(15,290,010)	(14,492,752)
Total DISH DBS stockholder's equity (deficit)	(13,979,861)	(13,171,575)
Noncontrolling interests	3,770	2,109
Total stockholder’s equity (deficit)	(13,976,091)	(13,169,466)
Total liabilities and stockholder’s equity (deficit)	$4,952,222	$5,304,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Subscriber-related revenue	$3,617,798	$3,595,812	$10,988,263	$10,880,388
Equipment sales and other revenue	14,317	28,736	35,421	89,656
Total revenue	3,632,115	3,624,548	11,023,684	10,970,044

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	2,150,558	2,113,962	6,473,663	6,386,938
Satellite and transmission expenses	188,517	192,741	538,432	569,977
Cost of sales - equipment and other	11,352	18,787	36,455	73,086
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	36,088	47,014	133,602	144,361
Other subscriber acquisition costs	173,738	234,556	521,675	635,452
Subscriber acquisition advertising	181,258	146,458	429,813	409,268
Total subscriber acquisition costs	391,084	428,028	1,085,090	1,189,081
General and administrative expenses	188,959	180,070	562,831	539,546
Depreciation and amortization (Note 6)	210,532	229,922	651,749	691,065
Total costs and expenses	3,141,002	3,163,510	9,348,220	9,449,693

Operating income (loss)	491,113	461,038	1,675,464	1,520,351

Other Income (Expense):
Interest income	920	83	5,301	5,028
Interest expense, net of amounts capitalized	(222,247)	(210,181)	(605,335)	(651,519)
Other, net	47	13,903	30,434	14,386
Total other income (expense)	(221,280)	(196,195)	(569,600)	(632,105)

Income (loss) before income taxes	269,833	264,843	1,105,864	888,246
Income tax (provision) benefit, net	(101,644)	(97,629)	(423,214)	(328,100)
Net income (loss)	168,189	167,214	682,650	560,146
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(8,925)	(4,940)	(20,092)	(12,053)
Net income (loss) attributable to DISH DBS	$177,114	$172,154	$702,742	$572,199

Comprehensive Income (Loss):
Net income (loss)	$168,189	$167,214	$682,650	$560,146
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(83)	(10,968)	(19,689)	(18,541)
Deferred income tax (expense) benefit, net	—	4,150	7,690	5,391
Total other comprehensive income (loss), net of tax	(83)	(6,818)	(11,999)	(13,150)
Comprehensive income (loss)	168,106	160,396	670,651	546,996
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(8,925)	(4,940)	(20,092)	(12,053)
Comprehensive income (loss) attributable to DISH DBS	$177,031	$165,336	$690,743	$559,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$682,650	$560,146
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	651,749	691,065
Realized and unrealized losses (gains) on investments	(32,322)	(14,449)
Non-cash, stock-based compensation	10,530	17,714
Deferred tax expense (benefit)	(126,698)	(93,451)
Other, net	67,725	17,944
Changes in current assets and current liabilities, net	71,660	388,483
Net cash flows from operating activities	1,325,294	1,567,452

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	127,348	1,344,275
Purchases of property and equipment	(418,826)	(505,290)
Other, net	10,863	2,285
Net cash flows from investing activities	(280,615)	841,270

Cash Flows From Financing Activities:
Proceeds from issuance of senior notes	2,000,000	—
Dividend to DISH Orbital Corporation	(1,500,000)	(8,250,000)
Redemption and repurchases of senior notes (Note 7)	(1,500,000)	(650,001)
Repayment of long-term debt and capital lease obligations	(24,310)	(21,670)
Debt issuance costs	(7,676)	—
Other, net	(500)	14,920
Net cash flows from financing activities	(1,032,486)	(8,906,751)

Net increase (decrease) in cash and cash equivalents	12,193	(6,498,029)
Cash and cash equivalents, beginning of period	419,926	6,762,140
Cash and cash equivalents, end of period	$432,119	$264,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.    We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  The Sling International video programming service (formerly known as DishWorld) was launched prior to 2015, which historically represented a small percentage of our Pay-TV subscribers.  During February and June 2015, we launched our Sling domestic and Sling Latino services, respectively.    In addition to these Sling TV services that may only be streamed on one device at a time (single-stream services), on April 13, 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.  During June 2016, our multi-stream Sling domestic service transitioned from its introductory beta period and was re-branded as Sling Blue.  Meanwhile, we re-branded our single stream Sling domestic service as Sling Orange.  All Sling TV subscribers are included in our Pay-TV subscriber count.  As of September 30, 2016, we had 13.643 million Pay-TV subscribers in the United States.

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

As of September 30, 2016 and December 31, 2015, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

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

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”).  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board to create common revenue recognition guidance for GAAP and International Financial Reporting Standards.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.  The new standard could impact revenue and cost recognition for a significant number of our contracts, as well as our business processes and information technology systems.  As a result, our evaluation of the effect of the new standard will likely extend over several future periods.  On July 9, 2015, the FASB approved a one year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018.

Recognition and Measurement of Financial Assets and Financial Liabilities.  On January 5,  2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”),  which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-01 will have on our condensed consolidated financial statements.

Leases.  On February 25, 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”), which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Financial Instruments – Credit Losses.  On June 16, 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  We are evaluating the impact the adoption of ASU 2016-13 will have on our condensed consolidated financial statements and related disclosures.

Statement of Cash Flows - Update.  On August 26, 2016, the FASB issued an update to ASC 230 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  This update consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments.  If practicable, this update should be applied using a retrospective transition method to each period presented.  For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable.  This update will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We are evaluating the impact the adoption of ASU 2016-15 will have on our condensed consolidated financial statements.

Compensation – Stock Compensation.  On March 30, 2016, the FASB issued ASU 2016-09 Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”),  which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  During the third quarter 2016, we adopted ASU 2016-09, which had an immaterial impact on our condensed consolidated financial statements.

3.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
Cash paid for interest	$590,238	$667,555
Cash received for interest	1,701	5,028
Cash paid for income taxes	22,658	1,979
Cash paid for income taxes to DISH Network	484,217	394,145
Satellites and other assets financed under capital lease obligations	1,328	—

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(In thousands)
Marketable investment securities:
Current marketable investment securities	$12,656	$141,335
Restricted marketable investment securities (1)	80,244	82,280
Total marketable investment securities	92,900	223,615

Restricted cash and cash equivalents (1)	2,116	94

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method	228,795	228,795
Investment in HSSC preferred tracking stock - cost method	87,409	87,409
Other investment securities - cost method	8,167	11,046
Total other investment securities	324,371	327,250

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$419,387	$550,959

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2016 and December 31, 2015, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2016 and December 31, 2015, we had accumulated net unrealized gains of less than $1  million and $20 million, respectively.  These amounts, net of related tax effect, were less than $1 million and $12 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of September 30, 2016				As of December 31, 2015
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U. S. Treasury and agency securities	$80,721	$54	$(13)	$41	$82,124	$2	$(135)	$(133)
Corporate securities	12,179	—	(1)	(1)	90,838	3	(174)	(171)
Other	—	—	—	—	17,382	—	(2)	(2)
Equity securities	—	—	—	—	33,271	20,034	—	20,034
Total	$92,900	$54	$(14)	$40	$223,615	$20,039	$(311)	$19,728

As of September 30, 2016, restricted and non-restricted marketable investment securities included debt securities of $59 million with contractual maturities within one year and $34 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$364,415	$1,187	$363,228	$—	$307,406	$25,814	$281,592	$—

Debt securities (including restricted):
U. S. Treasury and agency securities	$80,721	$80,721	$—	—	$82,124	$77,328	$4,796	$—
Corporate securities	12,179	—	12,179	—	90,838	—	90,838	—
Other	—	—	—	—	17,382	—	17,382	—
Equity securities	—	—	—	—	33,271	33,271	—	—
Total	$92,900	$80,721	$12,179	$—	$223,615	$110,599	$113,016	$—

During the nine months ended September 30, 2016, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

5.Inventory

Inventory consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(In thousands)
Finished goods	$363,155	$304,812
Work-in-process and service repairs	103,856	74,768
Raw materials	12,356	10,673
Total inventory (1)	$479,367	$390,253

(1)	The change in inventory as of September 30, 2016 primarily related to an increase in Hopper® and Joey® set top boxes and associated accessories.

6.Property and Equipment

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Equipment leased to customers	$178,300	$199,734	$556,303	$597,800
Satellites	15,261	15,261	45,784	45,784
Buildings, furniture, fixtures, equipment and other	16,971	14,927	49,662	47,481
Total depreciation and amortization	$210,532	$229,922	$651,749	$691,065

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Pay-TV Satellites.  We currently utilize 13 satellites in geostationary orbit approximately 22,300 miles above the equator, one of which we own and depreciate over its estimated useful life.  We currently utilize certain capacity on nine satellites that we lease from EchoStar and one satellite that we lease from DISH Network, which are accounted for as operating leases.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

As of September 30, 2016, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
			(Years)/
		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15

Leased from DISH Network (1):
EchoStar XVIII	June 2016	61.5	Month to month

Leased from EchoStar (2):
EchoStar VII (3)	February 2002	119	June 2017
EchoStar IX	August 2003	121	Month to month
EchoStar X (3)	February 2006	110	February 2021
EchoStar XI (3)	July 2008	110	September 2021
EchoStar XII (3)	July 2003	61.5	September 2017
EchoStar XIV (3)	March 2010	119	February 2023
EchoStar XVI (4)	November 2012	61.5	January 2018
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 10 for further information on our Related Party Transactions with DISH Network.
(2)	See Note 10 for further information on our Related Party Transactions with EchoStar.
(3)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(4)	We have the option to renew this lease for an additional five-year period. If we exercise our five-year renewal option, we have the option to renew this lease for an additional five years.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

7.Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7 1/8% Senior Notes due 2016 (1)	$—	$—	$1,500,000	$1,506,750
4 5/8% Senior Notes due 2017 (2)	900,000	920,619	900,000	922,770
4 1/4% Senior Notes due 2018	1,200,000	1,235,316	1,200,000	1,207,560
7 7/8% Senior Notes due 2019	1,400,000	1,574,720	1,400,000	1,525,440
5 1/8% Senior Notes due 2020	1,100,000	1,145,507	1,100,000	1,100,000
6 3/4% Senior Notes due 2021	2,000,000	2,162,960	2,000,000	2,021,020
5 7/8% Senior Notes due 2022	2,000,000	2,060,820	2,000,000	1,889,780
5 % Senior Notes due 2023	1,500,000	1,468,470	1,500,000	1,297,500
5 7/8% Senior Notes due 2024	2,000,000	1,985,980	2,000,000	1,765,000
7 3/4% Senior Notes due 2026	2,000,000	2,135,460	—	—
Other notes payable	12,650	12,650	13,686	13,686
Subtotal	14,112,650	$14,702,502	13,613,686	$13,249,506
Unamortized deferred financing costs and debt discounts, net	(42,456)		(41,563)
Capital lease obligations (3)	144,546		166,492
Total long-term debt and capital lease obligations (including current portion)	$14,214,740		$13,738,615

(1)	On February 1, 2016, we redeemed the principal balance of our 7 1/8% Senior Notes due 2016.
(2)

Our 4 5/8% Senior Notes due 2017 mature on July 15, 2017 and have been reclassified to “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2016.

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

Auction 1000.  On February 10, 2016, DISH Network filed an application with the FCC to potentially participate as a bidder in the forward auction phase of the broadcast television spectrum incentive auction in the 600 MHz frequency range (“Auction 1000”).  The available spectrum in each licensed geographic area in Auction 1000 is generally comprised of certain paired 5x5 spectrum blocks (5 MHz uplink spectrum and 5 MHz downlink spectrum).  As a result, a nationwide footprint may be obtained by aggregating a single 5x5 spectrum block in each available licensed geographic area.

Auction 1000 has had multiple stages, with each stage having two phases.  With respect to each stage, in the first phase, or reverse auction phase, participating television broadcasters “sell” their rights to use certain broadcast television spectrum in the 600 MHz frequency range to the FCC.  Then following the first phase of a stage, in the second phase, or forward auction phase, the FCC will “resell” that spectrum to auction participants.  In the event that certain criteria are not met within a particular stage for Auction 1000 to conclude, Auction 1000 then proceeds to a subsequent stage with less available spectrum than the immediately preceding stage and lower spectrum clearing targets.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Before the forward auction phase of Stage 1 of Auction 1000 began, a qualified bidder in the forward auction phase could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that a subsidiary of DISH Network and 61 other applicants were qualified to participate in the forward auction phase of Auction 1000.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.

•

Stage 1:  The reverse auction phase of Stage 1 began on March 29, 2016 and concluded on June 29, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 1, in order for Auction 1000 to have concluded, the aggregate bids in the forward auction phase of Stage 1 would have had to have exceeded approximately $88.4 billion.  The forward auction phase of Stage 1 included 100 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 1 commenced on August 16, 2016 and concluded on August 30, 2016, but the aggregate bids of approximately $23.1 billion did not exceed the approximately $88.4 billion required for Auction 1000 to conclude.  As a result, Auction 1000 moved to Stage 2.

•

Stage 2:  The reverse auction phase of Stage 2 began on September 13, 2016 and concluded on October 13, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 2, in order for Auction 1000 to have concluded, the aggregate bids in the forward auction phase of Stage 2 would have had to have exceeded approximately $56.5 billion.  The forward auction phase of Stage 2 included 90 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 2 commenced and concluded on October 19, 2016, but the aggregate bids of approximately $21.5 billion did not exceed the approximately $56.5 billion required for Auction 1000 to conclude.  As a result, Auction 1000 moved to Stage 3.

•	Stage 3: The reverse auction phase of Stage 3 commenced on November 1, 2016.

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

See Note 10 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 for further information.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of September 30, 2016, the remaining obligation of the DISH Network guarantee was $206 million.  As of September 30, 2016, DISH Network has not recorded a liability on the balance sheet for this guarantee.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against DISH Network, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.”  ClearPlay alleges that the AutoHop™ feature of our Hopper set-top box infringes the asserted patents.  On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action.  In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable.  ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office.  On October 31, 2016, the stay was lifted.

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

On October 3, 2016, the plaintiffs further modified their request for injunctive relief, and are now seeking, among other things, to enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from some or all existing independent third-party retailers.  The second phase of the bench trial, which commenced on October 25, 2016 and concluded on November 2, 2016, covered the plaintiffs’ requested injunctive relief, as well as certain evidence related to the state plaintiffs’ claims.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the case described above are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina.  Trial in that action is scheduled to commence on January 9, 2017.

We intend to vigorously defend these cases.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc.; AT&T, Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Sirius XM Radio Inc.; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 23, 2014, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On April 10, 2015, the Court granted DISH Network L.L.C.’s motion to stay the action in light of DISH Network L.L.C.’s petition and certain other defendants’ petitions pending before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On July 17, 2015, the United States Patent and Trademark Office agreed to institute a proceeding on our petition.  Pursuant to a stipulation between the parties, on April 27, 2016, the Court entered an order of non-infringement and judgment in favor of DISH Network L.L.C.  On June 15, 2016, the United States Patent and Trademark Office entered an order that the patent claims being asserted against DISH Network L.L.C. with respect to the 444 patent are unpatentable.  On August 8, 2016, Dragon filed notices of appeal with respect to the Court’s judgment and the United States Patent and Trademark Office’s decision.

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

On February 3, 2016, Grecia filed a new complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of California, alleging infringement of United States Patent No. 8,887,308 (the “308 patent”), which is entitled “Digital Cloud Access—PDMAS Part III,” on which Grecia is also the named inventor.  Grecia alleges that we violate the 308 patent in connection with our DISH Anywhere feature.  On July 29, 2016, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 308 patent.  The litigation in the District Court has been stayed since June 13, 2016 pending resolution of DISH Network L.L.C.’s petition to the United States Patent and Trademark Office.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

DISH Network’s Board of Directors established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its business judgment that it is in the best interests of DISH Network not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  In an order entered on September 18, 2015, the Court granted the Special Litigation Committee’s motion to defer to the Special Litigation Committee’s October 24, 2014 report, including its finding that dismissal of the action is in the best interest of DISH Network.  The Court also held that, in light of granting the motion to defer, the pending motions to dismiss filed by the individual defendants were denied without prejudice as moot.  On October 12, 2015, Jacksonville PFPF filed a notice of appeal to the Supreme Court of Nevada, and the appeal is now fully briefed.  DISH Network cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Qurio Holdings, Inc.

On September 26, 2014, Qurio Holdings, Inc. (“Qurio”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,102,863 (the “863 patent”) entitled “Highspeed WAN To Wireless LAN Gateway” and United States Patent No. 7,787,904 (the “904 patent”) entitled “Personal Area Network Having Media Player And Mobile Device Controlling The Same.”  On the same day, Qurio filed similar complaints against Comcast and DirecTV.  On November 13, 2014, Qurio filed a first amended complaint, which added a claim alleging infringement of United States Patent No. 8,879,567 (the “567 patent”) entitled “High-Speed WAN To Wireless LAN Gateway.”  Qurio is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On February 9, 2015, the Court granted DISH Network L.L.C.’s motion to transfer the case to the United States District Court for the Northern District of California.  During October 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 863, 904 and 567 patents.  On November 3, 2015, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office.  On April 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions, as well as on a third-party petition challenging the validity of certain claims of the 904 patent.  On June 21, 2016, pursuant to Qurio’s Request for Adverse Judgment, the United States Patent and Trademark Office issued a cancellation of all claims of the 904 patent that we had challenged.  On July 13, 2016, Qurio filed a Request for Adverse Judgment with the United States Patent and Trademark Office to cancel all claims of the 863 patent and 567 patent that we had challenged, leaving at issue in the District Court action only certain claims of the 567 patent that we had not challenged.  On July 19, 2016, the United States Patent and Trademark Office issued a cancellation of all claims of the 863 patent and the 567 patent that we had challenged.  At Qurio’s request, on October 5, 2016, the parties stipulated to a voluntary dismissal of the action with prejudice, which the Court entered on that date.  This matter is now concluded.

Shipping & Transit LLC

On August 30, 2016, Shipping & Transit LLC (“Shipping & Transit”) filed suit against DISH Network and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Central District of California, alleging infringement of United States Patent No. 6,317,060 (the “060 patent”), entitled “Base Station System and Method for Monitoring Travel of Mobile Vehicles and Communicating Notification Methods” and United States Patent No. 6,415,207 (the “207 patent”), entitled “System and Method for Automatically Providing Vehicle Status Information.”  Shipping & Transit alleges that the “My Tech” application, which provides information to customers regarding their service technician appointments, infringes the 060 patent and the 207 patent.  Shipping & Transit is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

TQ Delta, LLC

On July 17, 2015, TQ Delta, LLC (“TQ Delta”) filed a complaint against us, DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 6,961,369 (the “369 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 8,718,158 (the “158 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 9,014,243 (the “243 patent”), which is entitled “System and Method for Scrambling Using a Bit Scrambler and a Phase Scrambler”; United States Patent No. 7,835,430 (the “430 patent”), which is entitled “Multicarrier Modulation Messaging for Frequency Domain Received Idle Channel Noise Information”; United States Patent No. 8,238,412 (the “412 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; United States Patent No. 8,432,956 (the “956 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; and United States Patent No. 8,611,404 (the “404 patent”), which is entitled “Multicarrier Transmission System with Low Power Sleep Mode and Rapid-On Capability.”  On September 9, 2015, TQ Delta filed a first amended complaint that added allegations of infringement of United States Patent No. 9,094,268 (the “268 patent”), which is entitled “Multicarrier Transmission System With Low Power Sleep Mode and Rapid-On Capability.”  On May 16, 2016, TQ Delta filed a second amended complaint that added EchoStar Corporation and its wholly-owned subsidiary EchoStar Technologies L.L.C. as defendants.  TQ Delta alleges that our satellite TV service, Internet service, set-top boxes, gateways, routers, modems, adapters and networks that operate in accordance with one or more Multimedia over Coax Alliance Standards infringe the asserted patents.  TQ Delta has filed actions in the same court alleging infringement of the same patents against Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc.  TQ Delta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial has been set for November 13, 2017.  On July 14, 2016, TQ Delta stipulated to dismiss with prejudice all claims related to the 369 patent and the 956 patent.  On July 20, 2016, we filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims of the 404 patent and the 268 patent that have been asserted against us.  Third parties have filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims that have been asserted against us in the action.  On November 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on the third-party petitions related to the 158 patent, the 243 patent, the 412 patent and the 430 patent.  On November 11, 2016, we made filings with the United States Patent and Trademark Office to join the third-party petitions related to the 158 patent, the 243 patent, the 412 patent and the 430 patent.

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

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman and Chief Executive Officer) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties.  The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action.  The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless.  The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Wireless Holding L.L.C. and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules.  Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA.  Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA.

DISH Network intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

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

Advertising Sales.  We provide advertising services to DISH Network’s broadband business.  During the three months ended September 30, 2015, we received revenue associated with these services of $2 million in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the three months ended September 30, 2016, we received no revenue associated with these services.  During the nine months ended September 30, 2016 and 2015, we received revenue associated with these services of $2 million and $8 million, respectively.

Broadband, Wireless and Other Operations.  We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations.  During the three months ended September 30, 2016 and 2015, the costs associated with these services were $16 million and $16 million, respectively.  During the nine months ended September 30, 2016 and 2015, the costs associated with these services were $50 million and $51 million, respectively.

EchoStar XVIII Satellite.  The EchoStar XVIII satellite was launched on June 18, 2016 and became operational as an in-orbit spare at the 61.5 degree orbital location during the third quarter 2016, at which time we began leasing it from an indirect wholly-owned subsidiary of DISH Network.  During the three and nine months ended September 30, 2016, we incurred $5 million of expense related to this satellite.    This amount is recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

“Trade accounts receivable”

As of September 30, 2016 and December 31, 2015, trade accounts receivable from EchoStar was $1 million and $23 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of September 30, 2016 and December 31, 2015, trade accounts payable to EchoStar was $318 million and $263 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended September 30, 2016 and 2015, we received less than $1 million and $13 million, respectively, for equipment sales and other revenue from EchoStar.  During the nine months ended September 30, 2016 and 2015, we received $1 million and $39 million, respectively, for equipment sales and other revenue from EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

Remanufactured Receiver and Services Agreement.  We entered into a remanufactured receiver and services agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2016, we and EchoStar extended this agreement until December 31, 2017.  EchoStar may terminate the remanufactured receiver and services agreement for any reason upon at least 60 days notice to us.  We may also terminate this agreement if certain entities acquire us.

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

“Subscriber-related expenses”

During the three months ended September 30, 2016 and 2015, we incurred $3 million and $3 million, respectively, for subscriber-related expenses from EchoStar.  During the nine months ended September 30, 2016 and 2015, we incurred $8 million and $9 million, respectively, for subscriber-related expenses from EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive certain services related to placeshifting, which is used for, among other things, the DISH Anywhere mobile application.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement will renew on February 23, 2017 for an additional one-year period until February 23, 2018.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement will renew on February 23, 2017 for an additional one-year period until February 23, 2018.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.

“Satellite and transmission expenses”

During the three months ended September 30, 2016 and 2015, we incurred $174 million and $183 million, respectively, for satellite and transmission expenses from EchoStar.  During the nine months ended September 30, 2016 and 2015, we incurred $506 million and $541 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

Broadcast Agreement.  Effective January 1, 2012, we and EchoStar entered into a broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which EchoStar provides broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services, for the period from January 1, 2012 to December 31, 2016.  In November 2016, we and EchoStar amended the 2012 Broadcast Agreement to extend the term thereof for one additional year until December 31, 2017.  The fees for services provided under the 2012 Broadcast Agreement are calculated at either:  (a) EchoStar’s cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.  We have the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to EchoStar.  If we terminate the teleport services provided under the 2012 Broadcast Agreement for a reason other than EchoStar’s breach, we are generally obligated to reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

TT&C Agreement.  Effective January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for certain satellites for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  In November 2016, we and EchoStar amended the 2012 TT&C Agreement to extend the term thereof for one additional year until December 31, 2017.    The fees for services provided under the 2012 TT&C Agreement are calculated at either:  (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  We are able to terminate the 2012 TT&C Agreement for any reason upon 60 days notice.

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

“General and administrative expenses”

During the three months ended September 30, 2016 and 2015, we incurred $25 million and $27 million, respectively, for general and administrative expenses from EchoStar.  During the nine months ended September 30, 2016 and 2015, we incurred $72 million and $70 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

•	Inverness Lease Agreement. The lease for certain space at 90 Inverness Circle East in Englewood, Colorado was terminated effective August 10, 2016.

•	Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending on December 31, 2016.

•	Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado is for a period ending on December 31, 2016.

•	EchoStar Data Networks Sublease Agreement. The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia expired on October 31, 2016.

•	Gilbert Lease Agreement. Effective August 1, 2014, we began leasing certain space from EchoStar at 801 N. DISH Dr. in Gilbert, Arizona. This lease is for a period ending on July 31, 2017.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

•	Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

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

XiP Encryption Agreement.  During the third quarter 2012, we entered into an encryption agreement with EchoStar for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which EchoStar provides certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  In November 2016, we and EchoStar extended the term of the XiP Encryption Agreement for one additional year until December 31, 2017.  We and EchoStar each have the right to terminate the XiP Encryption Agreement for any reason upon at least 30 days notice and 180 days notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

Sling Trademark License Agreement.  On December 31, 2014, Sling TV L.L.C. entered into an agreement with Sling Media, Inc., a subsidiary of EchoStar, pursuant to which we have the right for a fixed fee to use certain trademarks, domain names and other intellectual property related to the “Sling” trademark for a period ending on December 31, 2016.

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, DISH Network entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, DISH Network and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Mr. Vivek Khemka, DISH Network’s Executive Vice President and Chief Technology Officer, currently also provides services pursuant to the Professional Services Agreement to EchoStar as the President of EchoStar Technologies L.L.C.    Additionally, DISH Network and EchoStar agreed that DISH Network shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement will renew on January 1, 2017 for an additional one-year period until January 1, 2018 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.  Revenue for services provided by us to EchoStar under the Professional Services Agreement is recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Other Agreements - EchoStar

Receiver Agreement.  EchoStar is currently our primary supplier of set-top box receivers.  Effective January 1, 2012, we and EchoStar entered into a receiver agreement (the “2012 Receiver Agreement”) pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment.  In November 2016, we and EchoStar amended the 2012 Receiver Agreement to extend the term thereof for one additional year until December 31, 2017.  The 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either:  (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.  EchoStar provides us with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We are able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar is able to terminate the 2012 Receiver Agreement if certain entities acquire us.

For the three months ended September 30, 2016 and 2015, we purchased set-top boxes and other equipment from EchoStar of $154 million and $154 million, respectively.  For the nine months ended September 30, 2016 and 2015, we purchased set-top boxes and other equipment from EchoStar of $584 million and $570 million, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

Rovi License Agreement.  On August 19, 2016, we entered into a ten-year patent license agreement (the “Rovi License Agreement”) with Rovi Corporation (“Rovi”) and, for certain limited purposes, EchoStar.  EchoStar is a party to the Rovi License Agreement solely with respect to certain provisions relating to the prior patent license agreement between EchoStar and Rovi.  There are no payments between us and EchoStar under the Rovi License Agreement.

Sale of Orange, New Jersey Properties.  In October 2016, we and EchoStar sold two parcels of real estate owned separately by us and EchoStar in Orange, New Jersey to a third party pursuant to a purchase and sale agreement.  Pursuant to the agreement, we and EchoStar separately received our respective payments from the buyer.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$17,526	$21,707	$55,410	$68,729

	As of
	September 30, 2016	December 31, 2015
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$17,364	$19,362
Commitments to NagraStar	$682	$1,532

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

Financial Highlights

2016 Third Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.632 billion
•	Pay-TV ARPU of $89.44
•	Net income attributable to DISH DBS of $177 million
•	Gross new Pay-TV subscriber activations of approximately 736,000
•	Pay-TV SAC of $640
•	Loss of approximately 116,000 net Pay-TV subscribers
•	Pay-TV churn rate of 2.11%

Consolidated Financial Condition as of September 30, 2016

•	Cash, cash equivalents and current marketable investment securities of $445 million
•	Total assets of $4.952 billion
•	Total long-term debt and capital lease obligations of $14.215 billion

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

We offer pay-TV services under the DISH brand and the Sling® brand (collectively “Pay-TV” services).  We had 13.643 million Pay-TV subscribers in the United States as of September 30, 2016 and are the nation’s fourth largest pay-TV provider.  Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH branded pay-TV service from our competitors, we introduced the Hopper® whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

Sling branded pay-TV services.    The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).    We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on certain streaming-capable devices including TVs, tablets, computers, game consoles and smart phones.  The Sling International video programming service (formerly known as DishWorld) was launched prior to 2015, which historically represented a small percentage of our Pay-TV subscribers.  Sling International offers over 200 channels in 18 languages.  In February 2015, we launched our Sling domestic service.  The Sling domestic core package consists of over 20 channels offered for a monthly subscription.  In addition to the core programming package, Sling domestic offers additional tiers of programming, including sports, kids, movies, world news, lifestyle and Spanish language and additional premium content such as HBO, each available for an additional monthly fee.  Sling TV programming is offered live and on-demand and can be replayed as programming rights permit.  In June 2015, we also launched our Sling Latino service.  In addition to these Sling TV services that may only be streamed on one device at a time (single-stream services), on April 13, 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.    During June 2016, our multi-stream Sling domestic service transitioned from its introductory beta period and was re-branded as Sling Blue.  Meanwhile, we re-branded our single-stream Sling domestic service as Sling Orange.  All Sling TV subscribers are included in our Pay-TV subscriber count.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

We implement new marketing promotions from time to time that are intended to increase our gross new Pay-TV subscriber activations.  During 2015 and early 2016, we launched various marketing promotions offering certain DISH branded pay-TV programming packages without a price increase for a limited time period.  During the third quarter 2016, we launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of eight themed add-on channel packs, which include local broadcast networks and kids, national and regional sports and general entertainment programming.  In addition, subscribers can add or remove channel packs to best suit their entertainment needs.    While we plan to implement other new marketing efforts, there can be no assurance that we will ultimately be successful in increasing our gross new Pay-TV subscriber activations.  Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

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

Furthermore, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire.  In the past, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers, including, among others, Tribune Broadcasting Company (“Tribune”) during the second and third quarters of 2016.  We cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from similar programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses, and higher Pay-TV churn rates.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

Our 4 5/8% Senior Notes with an aggregate principal balance of $900 million mature on July 15, 2017.  We expect to fund this obligation from cash generated from operations, existing cash and marketable investment securities balances and/or cash proceeds from any debt financings.

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

Auction 1000.  On February 10, 2016, DISH Network filed an application with the Federal Communications Commission (“FCC”) to potentially participate as a bidder in the forward auction phase of the broadcast television spectrum incentive auction in the 600 MHz frequency range (“Auction 1000”).  The available spectrum in each licensed geographic area in Auction 1000 is generally comprised of certain paired 5x5 spectrum blocks (5 MHz uplink spectrum and 5 MHz downlink spectrum).  As a result, a nationwide footprint may be obtained by aggregating a single 5x5 spectrum block in each available licensed geographic area.

Auction 1000 has had multiple stages, with each stage having two phases.  With respect to each stage, in the first phase, or reverse auction phase, participating television broadcasters “sell” their rights to use certain broadcast television spectrum in the 600 MHz frequency range to the FCC.  Then following the first phase of a stage, in the second phase, or forward auction phase, the FCC will “resell” that spectrum to auction participants.  In the event that certain criteria are not met within a particular stage for Auction 1000 to conclude, Auction 1000 then proceeds to a subsequent stage with less available spectrum than the immediately preceding stage and lower spectrum clearing targets.

Before the forward auction phase of Stage 1 of Auction 1000 began, a qualified bidder in the forward auction phase could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that a subsidiary of DISH Network and 61 other applicants were qualified to participate in the forward auction phase of Auction 1000.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

•

Stage 1:  The reverse auction phase of Stage 1 began on March 29, 2016 and concluded on June 29, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 1, in order for Auction 1000 to have concluded, the aggregate bids in the forward auction phase of Stage 1  would have had to have exceeded approximately $88.4 billion.  The forward auction phase of Stage 1 included 100 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 1 commenced on August 16, 2016 and concluded on August 30, 2016, but the aggregate bids of approximately $23.1 billion did not exceed the approximately $88.4 billion required for Auction 1000 to conclude.  As a result, Auction 1000 moved to Stage 2.

•

Stage 2:  The reverse auction phase of Stage 2 began on September 13, 2016 and concluded on October 13, 2016.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 2, in order for Auction 1000 to have concluded, the aggregate bids in the forward auction phase of Stage 2 would have had to have exceeded approximately $56.5 billion.  The forward auction phase of Stage 2 included 90 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The forward auction phase of Stage 2 commenced and concluded on October 19, 2016, but the aggregate bids of approximately $21.5 billion did not exceed the approximately $56.5 billion required for Auction 1000 to conclude.  As a result, Auction 1000 moved to Stage 3.

•	Stage 3: The reverse auction phase of Stage 3 commenced on November 1, 2016.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions.

See Note 10 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 for further information.

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

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”).  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board to create common revenue recognition guidance for accounting principles generally accepted in the United States (“GAAP”) and International Financial Reporting Standards.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.  The new standard could impact revenue and cost recognition for a significant number of our contracts, as well as our business processes and information technology systems.  As a result, our evaluation of the effect of the new standard will likely extend over several future periods.   On July 9, 2015, the FASB approved a one year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018.

Recognition and Measurement of Financial Assets and Financial Liabilities.  On January 5, 2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”),  which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-01 will have on our condensed consolidated financial statements.

Leases.  On February 25, 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”), which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our condensed consolidated financial statements.

Financial Instruments – Credit Losses.  On June 16, 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  We are evaluating the impact the adoption of ASU 2016-13 will have on our condensed consolidated financial statements and related disclosures.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Statement of Cash Flows – Update.  On August 26, 2016, the FASB issued an update to ASC 230 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  This update consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments.  If practicable, this update should be applied using a retrospective transition method to each period presented.  For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable.  This update will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We are evaluating the impact the adoption of ASU 2016-15 will have on our condensed consolidated financial statements.

Compensation – Stock Compensation.  On March 30, 2016, the FASB issued ASU 2016-09 Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  During the third quarter 2016, we adopted ASU 2016-09, which had an immaterial impact on our condensed consolidated financial statements.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

General and administrative expenses.  “General and administrative expenses” consists primarily of employee-related costs associated with administrative services such as legal, information systems and accounting and finance.  It also includes outside professional fees (e.g., legal, information systems and accounting services) and other items associated with facilities and administration.

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

Pay-TV subscribers.  We include customers obtained through direct sales, independent retailers and other independent distribution relationships in our Pay-TV subscriber count.  We also provide DISH branded pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we previously divided our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and included the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  During the third quarter 2016, we launched our Flex Pack programming package that represents our lowest tier programming package under which a new subscriber can activate, and, effective September 30, 2016, we began dividing the total revenue for these certain commercial accounts by an amount approximately equal to the retail price of our Flex Pack programming package.  The impact of this change was an increase to our ending subscriber count of approximately 166,000 subscribers as of September 30, 2016.  This had no impact on our gross new Pay-TV subscriber activations, net Pay-TV subscriber losses or Pay-TV churn rate for all periods presented.  The Sling International video programming service was launched prior to 2015, which historically represented a small percentage of our Pay-TV subscribers.  During February and June 2015, we launched our Sling domestic and Sling Latino services, respectively.  All Sling TV subscribers are included in our Pay-TV subscriber count.  Sling TV subscribers receiving service for no charge, under certain new subscriber promotions, are excluded from our Pay-TV subscriber count.  Sling TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  For customers who subscribe to both our DISH branded pay-TV service and our Sling branded pay-TV services, each subscription is counted as a separate Pay-TV subscriber.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2016	2015	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$3,617,798	$3,595,812	$21,986	0.6
Equipment sales and other revenue	14,317	28,736	(14,419)	(50.2)
Total revenue	3,632,115	3,624,548	7,567	0.2

Costs and Expenses:
Subscriber-related expenses	2,150,558	2,113,962	36,596	1.7
% of Subscriber-related revenue	59.4%	58.8%
Satellite and transmission expenses	188,517	192,741	(4,224)	(2.2)
% of Subscriber-related revenue	5.2%	5.4%
Cost of sales - equipment and other	11,352	18,787	(7,435)	(39.6)
Subscriber acquisition costs	391,084	428,028	(36,944)	(8.6)
General and administrative expenses	188,959	180,070	8,889	4.9
% of Total revenue	5.2%	5.0%
Depreciation and amortization	210,532	229,922	(19,390)	(8.4)
Total costs and expenses	3,141,002	3,163,510	(22,508)	(0.7)

Operating income (loss)	491,113	461,038	30,075	6.5

Other Income (Expense):
Interest income	920	83	837	*
Interest expense, net of amounts capitalized	(222,247)	(210,181)	(12,066)	(5.7)
Other, net	47	13,903	(13,856)	(99.7)
Total other income (expense)	(221,280)	(196,195)	(25,085)	(12.8)

Income (loss) before income taxes	269,833	264,843	4,990	1.9
Income tax (provision) benefit, net	(101,644)	(97,629)	(4,015)	(4.1)
Effective tax rate	37.7%	36.9%
Net income (loss)	168,189	167,214	975	0.6
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(8,925)	(4,940)	(3,985)	(80.7)
Net income (loss) attributable to DISH DBS	$177,114	$172,154	$4,960	2.9

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.643	13.909	(0.266)	(1.9)
Pay-TV subscriber additions, gross (in millions)	0.736	0.751	(0.015)	(2.0)
Pay-TV subscriber additions (losses), net (in millions)	(0.116)	(0.023)	(0.093)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	2.11%	1.86%	0.25%	13.4
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$640	$736	$(96)	(13.0)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$89.44	$86.33	$3.11	3.6
EBITDA	$710,617	$709,803	$814	0.1

* Percentage is not meaningful.

Pay-TV subscribers.  We lost approximately 116,000 net Pay-TV subscribers during the three months ended September 30, 2016, compared to the loss of approximately 23,000 net Pay-TV subscribers during the same period in 2015.  The increase in net Pay-TV subscriber losses during the three months ended September 30, 2016 compared to the same period in 2015 primarily resulted from a higher Pay-TV churn rate and lower gross new Pay-TV subscriber activations.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Our Pay-TV churn rate for the three months ended September 30, 2016 was 2.11% compared to 1.86% for the same period in 2015.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.    As part of our increased emphasis on retaining higher quality subscribers, we have been more selective in issuing retention credits, which has had a negative impact on our Pay-TV churn rate.

During the three months ended September 30, 2016, we activated approximately 736,000 gross new Pay-TV subscribers compared to approximately 751,000 gross new Pay-TV subscribers during the same period in 2015, a decrease of 2.0%.    This decrease in our gross new Pay-TV subscriber activations was primarily impacted by stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers, as well as increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. This decrease was partially offset by an increase in Sling TV subscriber activations.  In addition, our ending Pay-TV subscriber count increased by approximately 166,000 subscribers as of September 30, 2016 as a result of the change in our calculation for our commercial accounts.  This had no impact on our gross new Pay-TV subscriber activations, net Pay-TV subscriber losses or Pay-TV churn rate for all periods presented.  See “Explanation of Key Metrics and Other Items – Pay-TV Subscribers” for further information.

Our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers, including, among others, Tribune during the second and third quarters of 2016.  We cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from similar programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses, and higher Pay-TV churn rates.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.618 billion for the three months ended September 30, 2016, an increase of $22 million or 0.6% compared to the same period in 2015.  The change in “Subscriber-related revenue” from the same period in 2015 was primarily related to the increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU.    Pay-TV ARPU was $89.44 during the three months ended September 30, 2016 versus $86.33 during the same period in 2015.  The $3.11 or 3.6% increase in Pay-TV ARPU was primarily attributable to the DISH branded pay-TV programming package price increases in February 2016 and 2015.  These increases were partially offset by a shift in DISH branded pay-TV programming package mix and an increase in Sling TV subscribers.  Sling TV subscribers generally have lower priced programming packages than DISH branded pay-TV subscribers, and therefore, to the extent that Sling TV subscribers increase, it has a negative impact on Pay-TV ARPU.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.151 billion during the three months ended September 30, 2016, an increase of $37 million or 1.7% compared to the same period in 2015.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs, partially offset by a lower average Pay-TV subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” represented 59.4% and 58.8% of “Subscriber-related revenue” during the three months ended September 30, 2016 and 2015, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $391 million during the three months ended September 30, 2016, a decrease of $37 million or 8.6% compared to the same period in 2015.  This change was primarily attributable to a decrease in Pay-TV SAC, discussed below, and fewer gross new Pay-TV subscriber activations.

Pay-TV SAC.  Pay-TV SAC was $640 during the three months ended September 30, 2016 compared to $736 during the same period in 2015, a decrease of $96 or 13.0%.  This change was primarily attributable to an increase in Sling TV subscriber activations and a decrease in hardware costs per activation, partially offset by an increase in advertising costs.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts and by a reduction in manufacturing costs related to certain receiver systems.  This decrease in hardware costs was partially offset by an increase in the percentage of new DISH branded pay-TV subscriber activations with Hopper 3 receiver systems, which have a higher cost per unit than the prior generation Hopper receiver systems.  Subscriber acquisition costs for Sling TV subscribers are lower than those for DISH branded pay-TV subscribers, and therefore, to the extent that Sling TV subscriber activations increase, it has a positive impact on Pay-TV SAC.

During the three months ended September 30, 2016 and 2015, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $80 million and $125 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $711 million during the three months ended September 30, 2016, an increase of $1 million or 0.1% compared to the same period in 2015.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	September 30,
	2016	2015
	(In thousands)
EBITDA	$710,617	$709,803
Interest, net	(221,327)	(210,098)
Income tax (provision) benefit, net	(101,644)	(97,629)
Depreciation and amortization	(210,532)	(229,922)
Net income (loss) attributable to DISH DBS	$177,114	$172,154

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2016	2015	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$10,988,263	$10,880,388	$107,875	1.0
Equipment sales and other revenue	35,421	89,656	(54,235)	(60.5)
Total revenue	11,023,684	10,970,044	53,640	0.5

Costs and Expenses:
Subscriber-related expenses	6,473,663	6,386,938	86,725	1.4
% of Subscriber-related revenue	58.9%	58.7%
Satellite and transmission expenses	538,432	569,977	(31,545)	(5.5)
% of Subscriber-related revenue	4.9%	5.2%
Cost of sales - equipment and other	36,455	73,086	(36,631)	(50.1)
Subscriber acquisition costs	1,085,090	1,189,081	(103,991)	(8.7)
General and administrative expenses	562,831	539,546	23,285	4.3
% of Total revenue	5.1%	4.9%
Depreciation and amortization	651,749	691,065	(39,316)	(5.7)
Total costs and expenses	9,348,220	9,449,693	(101,473)	(1.1)

Operating income (loss)	1,675,464	1,520,351	155,113	10.2

Other Income (Expense):
Interest income	5,301	5,028	273	5.4
Interest expense, net of amounts capitalized	(605,335)	(651,519)	46,184	7.1
Other, net	30,434	14,386	16,048	*
Total other income (expense)	(569,600)	(632,105)	62,505	9.9

Income (loss) before income taxes	1,105,864	888,246	217,618	24.5
Income tax (provision) benefit, net	(423,214)	(328,100)	(95,114)	(29.0)
Effective tax rate	38.3%	36.9%
Net income (loss)	682,650	560,146	122,504	21.9
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(20,092)	(12,053)	(8,039)	(66.7)
Net income (loss) attributable to DISH DBS	$702,742	$572,199	$130,543	22.8

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.643	13.909	(0.266)	(1.9)
Pay-TV subscriber additions, gross (in millions)	1.920	2.112	(0.192)	(9.1)
Pay-TV subscriber additions (losses), net (in millions)	(0.420)	(0.069)	(0.351)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.90%	1.74%	0.16%	9.2
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$682	$722	$(40)	(5.5)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$89.12	$86.66	$2.46	2.8
EBITDA	$2,377,739	$2,237,855	$139,884	6.3

* Percentage is not meaningful.

Pay-TV subscribers.    We lost approximately 420,000 net Pay-TV subscribers during the nine months ended September 30, 2016, compared to the loss of approximately 69,000 net Pay-TV subscribers during the same period in 2015.  The increase in net Pay-TV subscriber losses during the nine months ended September 30, 2016 compared to the same period in 2015 primarily resulted from a higher Pay-TV churn rate and lower gross new Pay-TV subscriber activations.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Our Pay-TV churn rate for the nine months ended September 30, 2016 was 1.90% compared to 1.74% for the same period in 2015.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.  As part of our increased emphasis on retaining higher quality subscribers, we have been more selective in issuing retention credits, which has had a negative impact on our Pay-TV churn rate.

During the nine months ended September 30, 2016, we activated approximately 1.920 million gross new Pay-TV subscribers compared to approximately 2.112 million gross new Pay-TV subscribers during the same period in 2015, a decrease of 9.1%.  This decrease in our gross new Pay-TV subscriber activations was primarily impacted by stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers, as well as increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. This decrease was partially offset by an increase in Sling TV subscriber activations.  In addition, our ending Pay-TV subscriber count increased by approximately 166,000 subscribers as of September 30, 2016 as a result of the change in our calculation for our commercial accounts.  This had no impact on our gross new Pay-TV subscriber activations, net Pay-TV subscriber losses or Pay-TV churn rate for all periods presented.  See “Explanation of Key Metrics and Other Items – Pay-TV Subscribers” for further information.

Our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers, including, among others, Tribune during the second and third quarters of 2016.  We cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from similar programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses, and higher Pay-TV churn rates.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $10.988 billion for the nine months ended September 30, 2016, an increase of $108 million or 1.0% compared to the same period in 2015.  The change in “Subscriber-related revenue” from the same period in 2015 was primarily related to the increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU.    Pay-TV ARPU was $89.12 during the nine months ended September 30, 2016 versus $86.66 during the same period in 2015.  The $2.46 or 2.8% increase in Pay-TV ARPU was primarily attributable to the DISH branded pay-TV programming package price increases in February 2016 and 2015.  These increases were partially offset by a shift in DISH branded pay-TV programming package mix and an increase in Sling TV subscribers.  Sling TV subscribers generally have lower priced programming packages than DISH branded pay-TV subscribers, and therefore, to the extent that Sling TV subscribers increase, it has a negative impact on Pay-TV ARPU.  Pay-TV ARPU for the nine months ended September 30, 2015 was positively impacted by a significant pay-per-view event during the second quarter 2015.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $6.474 billion during the nine months ended September 30, 2016, an increase of $87 million or 1.4% compared to the same period in 2015.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs, partially offset by a lower average Pay-TV subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” for the nine months ended September 30, 2015 included the impact of a significant pay-per-view event during the second quarter 2015.  “Subscriber-related expenses” represented 58.9% and 58.7% of “Subscriber-related revenue” during the nine months ended September 30, 2016 and 2015, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.085 billion during the nine months ended September 30, 2016, a decrease of $104 million or 8.7% compared to the same period in 2015.  This change was primarily attributable to a decrease in Pay-TV SAC, discussed below and fewer gross new Pay-TV subscriber activations.

Pay-TV SAC.  Pay-TV SAC was $682 during the nine months ended September 30, 2016 compared to $722 during the same period in 2015, a decrease of $40 or 5.5%.  This change was primarily attributable to an increase in Sling TV subscriber activations and a decrease in hardware costs per activation, partially offset by an increase in advertising costs.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts and by a reduction in manufacturing costs related to certain receiver systems.  This decrease in hardware costs was partially offset by an increase in the percentage of new DISH branded pay-TV subscriber activations with Hopper 3 receiver systems, which have a higher cost per unit than the prior generation Hopper receiver systems.  Subscriber acquisition costs for Sling TV subscribers are lower than those for DISH branded pay-TV subscribers, and therefore, to the extent that Sling TV subscriber activations increase, it has a positive impact on Pay-TV SAC.

During the nine months ended September 30, 2016 and 2015, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $224 million and $335 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $2.378  billion during the nine months ended September 30, 2016, an increase of $140 million or 6.3% compared to the same period in 2015.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
EBITDA	$2,377,739	$2,237,855
Interest, net	(600,034)	(646,491)
Income tax (provision) benefit, net	(423,214)	(328,100)
Depreciation and amortization	(651,749)	(691,065)
Net income (loss) attributable to DISH DBS	$702,742	$572,199

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

Income tax (provision) benefit, net.  Our income tax provision was $423 million during the nine months ended September 30, 2016,  an increase of $95 million compared to the same period in 2015.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes” and an increase in our effective tax rate.

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

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended September 30, 2016, filed on November 14, 2016, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  November 14, 2016