Form 10-K
period 2016-12-31
DISH DBS CORP
filed 2017-03-30
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting interests held by non-affiliates on June 30, 2016 was $0.

As of March 20, 2017, the Registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.

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

Competition and Economic Risks

•

As the pay-TV industry has matured and bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive, we face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

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
•

We face increasing competition from other distributors of unique programming services such as foreign language, sports programming, and original content that may limit our ability to maintain subscribers that desire these unique programming services.

Operational and Service Delivery Risks

•	If we do not continue improving our operational performance and customer satisfaction, our gross new subscriber activations may decrease and our subscriber churn may increase.
•

If our gross new subscriber activations continue to decrease, or if our subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

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

i

•	We may be required to make substantial additional investments to maintain competitive programming offerings.
•

Any failure or inadequacy of our information technology infrastructure and communications systems, including without limitation those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

•

We currently depend on EchoStar to provide the vast majority of our satellite transponder capacity and other related services to us.  Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

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

•

We rely on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

•	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.
•	We depend on independent third parties to solicit orders for our services that represent a significant percentage of our total gross new subscriber activations.
•	We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH branded pay-TV service.
•	Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.
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

•	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
•	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
•	Our ability to distribute video content via the Internet, including our Sling TV services, involves regulatory risk.
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

iii

PART I

Item 1.   BUSINESS

Brief Description of our Business

DISH DBS is a holding company and an indirect, wholly-owned subsidiary of DISH Network, a publicly traded company listed on the Nasdaq Global Select Market.  DISH DBS was formed under Colorado law in January 1996.  Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.  We refer readers of this report to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2016.

Our subsidiaries operate one primary business segment.

Pay-TV

We offer pay-TV services under the DISH®  brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming OTT Internet-based domestic, international and Latino video programming services (“Sling TV”).  The Sling International video programming service (formerly known as DishWorld) was launched prior to 2015, which historically represented a small percentage of our Pay-TV subscribers.  In February and June 2015, we launched our Sling domestic and Sling Latino services, respectively.  In addition to our original Sling domestic service that could only be streamed on one device at a time (single-stream service), in April 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.  In June 2016, our multi-stream Sling domestic service transitioned from its introductory beta period and was re-branded as Sling Blue.  Meanwhile, we re-branded our original single-stream Sling domestic service as Sling Orange. All Sling branded pay-TV subscribers are included in our Pay-TV subscriber count.  As of December 31, 2016, we had 13.671 million Pay-TV subscribers in the United States.

Business Strategy

Our business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value.  We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers.

•

Products with the Best Technology.  We offer a wide selection of local and national HD programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper®  whole-home HD DVR), multiple tuner receivers, 1080p video on demand, and external hard drives.  We offer several Sling TV services, including Sling Orange  (our single-stream Sling domestic service), Sling Blue (our multi-stream Sling domestic service), Sling International and Sling Latino.

•

Outstanding Customer Service.  We strive to provide outstanding customer service by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they arise.

•

Great Value.  We have historically been viewed as the low-cost provider in the pay-TV industry in the U.S. because we seek to offer the lowest everyday prices available to consumers after introductory promotions expire.  For example, during the third quarter 2016, we launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of eight themed add-on channel packs, which include local broadcast networks and kids, national and regional sports and general entertainment programming.  Subscribers can also add or remove additional channel packs to best suit their entertainment needs.

Relationship with EchoStar

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  DISH Network and EchoStar operate as separate publicly-traded companies and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman and Chief Executive Officer, and by certain trusts established by Mr. Ergen for the benefit of his family.  EchoStar provides the vast majority of our satellite transponder capacity and is a key supplier of other related services to us.  See “Item 1A. Risk Factors” and Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Recent Developments.  On January 31, 2017, we and our indirect wholly-owned subsidiaries DISH Network L.L.C. (“DNLLC”) and DISH Operating L.L.C. (“DOLLC”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with EchoStar, EchoStar Broadcasting Holding Parent L.L.C., an indirect wholly-owned subsidiary of EchoStar (“EB Holdco”), EchoStar Broadcasting Holding Corporation, a direct, wholly-owned subsidiary of EB Holdco (“EB Splitco”), EchoStar Technologies Holding Corporation, a direct wholly-owned subsidiary of EchoStar (“ET Splitco”), and EchoStar Technologies L.L.C., a direct wholly-owned subsidiary of EchoStar (“ETLLC”).  On February 28, 2017, we and EchoStar completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange”).

Pursuant to the Share Exchange Agreement, among other things:  (i) EchoStar completed the steps necessary for certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplinking services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding (the “Transferred Businesses”), to be transferred to EB Splitco and ET Splitco; and (ii) EchoStar transferred to us 100% of the equity of EB Splitco and ET Splitco, and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (“HSSC”), (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that track the residential retail satellite broadband business of Hughes Network Systems, LLC, a wholly-owned subsidiary of HSSC (“HNS”).  The Share Exchange was structured in a manner to be a tax-free exchange for each of us and EchoStar.

In connection with the Share Exchange Agreement, we and EchoStar and certain of their subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  The financial results related to the Share Exchange are not included in our consolidated financial statements for all periods presented.  See Note 15 to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Competition and Economic Risks

As the pay-TV industry has matured and bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive, we face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

Our business has historically focused on providing pay-TV services and we have traditionally competed against satellite television providers and cable companies, some of whom have greater financial, marketing and other resources than we do.  In recent years, industries have been converging as providers of video, broadband and wireless services compete to deliver the next generation of service offerings.  The pay-TV industry has matured and bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive.  In some cases, certain competitors have been able to potentially subsidize the price of video services with the price of broadband and/or wireless services.  These developments, among others, have contributed to intense and increasing competition, which we expect to continue.

With respect to our DISH branded pay-TV services, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base, we may be required to increase retention spending or we may provide greater discounts or credits to acquire and retain subscribers who may spend less on our services.  If our Pay-TV ARPU decreases or does not increase commensurate with increases in programming or other costs, our margins may be reduced and the long-term value of a subscriber would then decrease.  In addition, our Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers.  Accordingly, an increase in Sling branded pay-TV subscribers has a negative impact on our Pay-TV ARPU.

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

In addition, multichannel video programming distributors (“MVPDs”) and other companies such as programmers are offering smaller packages of programming channels directly to customers, at prices lower than our video service package offerings.  These offerings could adversely affect demand for our Pay-TV services or cause us to modify our programming packages, which may reduce our margins.  During the third quarter 2016, we launched our Flex Pack skinny bundle, a smaller package of programming channels.

Moreover, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services, and may exacerbate the risks described above.  For example, in May 2016, Charter Communications, Inc. (“Charter”) completed its acquisition of Time Warner Cable Inc. (“Time Warner Cable”) and Bright House Networks (collectively “New Charter”), which created the second largest cable television provider and third largest MPVD in the U.S.  This transaction created a duopoly, resulting in two broadband providers, New Charter and Comcast Corp. (“Comcast”), controlling the vast majority of the high-speed broadband homes in the country.  In addition, a significant proportion of New Charter’s high-speed broadband subscribers may lack access to alternative high-speed broadband options.  Further, New Charter may be able to, among other things, foreclose or degrade our online video offerings at various points in the broadband pipe; impose data caps on consumers who access our online video offerings; and pressure third-party content owners and programmers to withhold online rights from us and raise our and other MVPDs’ third-party programming costs.

As a result of AT&T Inc.’s (“AT&T”) 2015 acquisition of DirecTV, our direct competitor and the largest satellite TV provider in the U.S. now has increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services.  AT&T also recently launched an OTT service, DirecTV Now, that distributes video directly to consumers over the Internet.  The combined company may also be able to, among other things, utilize its increased leverage over third-party content owners and programmers to withhold online rights from us and reduce the price it pays for programming at the expense of other MVPDs, including us; thwart our entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with us; underutilize key orbital spectrum resources that could be more efficiently used by us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings.

In addition, in October 2016, AT&T announced its pending acquisition of Time Warner Inc. (“Time Warner”).  If the proposed transaction ultimately is completed, the risks discussed above posed by the AT&T and DirecTV merger will be further exacerbated, as the addition of Time Warner’s media holdings, which include content, such as HBO, TBS, TNT, CNN, and movies, would, among other things, provide the combined company increased scale and leverage in the converging video, mobile, and broadband industries and may make it more difficult for us to obtain access to Time Warner’s programming networks on nondiscriminatory and fair terms, or at all.  Furthermore, AT&T’s current practice of offering wireless subscribers access to owned video content over the Internet without counting against a subscriber’s monthly data caps (“zero rating”), may give an unfair advantage to AT&T’s own video content, which currently includes, among others, DirecTV services, including DirecTV Now, on mobile devices.

As the pay-TV industry is mature, our strategy has included an increased emphasis on acquiring and retaining higher quality subscribers, even if it means that we will acquire and retain fewer overall subscribers.  We evaluate the quality of subscribers based upon a number of factors, including, among others, profitability.  Our Pay-TV subscriber base has been declining due to, among other things, this strategy and the factors described above.  There can be no assurance that our Pay-TV subscriber base will not continue to decline.  In the event that our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

Our business has historically focused on providing pay-TV services, including our DISH branded and Sling branded pay-TV services.  We face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon, Google, Verizon, DirecTV and Sony that offer online services distributing movies, television shows and other video programming as well as programmers, such as CBS and HBO, that began selling content directly to consumers over the Internet in 2015.  Some of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do.  In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings.  Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.

These products and services are also driving rapid changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communications services. In particular, through technological advancements and with the large increase in the number of consumers with broadband service, a significant amount of video content has become available through online content providers for users to stream and view on their personal computers, televisions, phones, tablets, videogame consoles, and other devices, some without charging a fee to access the content.  Similarly, while our customers can use their traditional video subscription to access mobile programming, an increasing number of customers are also using mobile devices as the sole means of viewing video, and an increasing number of non-traditional video providers are developing content and technologies to satisfy that demand.  These technological advancements, changes in consumer behavior, and the increasing number of choices available to consumers with regard to the means by which consumers obtain video content may cause DISH Network subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.  There can be no assurance that our Pay-TV services will be able to compete with these other providers of digital media.  Therefore, these technological advancements and changes in consumer behavior could reduce our gross new subscriber activations and could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

A substantial majority of our revenue comes from residential customers whose spending patterns may be affected by economic weakness and uncertainty.  Our ability to grow or maintain our business may be adversely affected by economic weakness and uncertainty and other factors that may adversely affect the pay-TV industry.  In particular, economic weakness and uncertainty could result in the following:

•

Fewer gross new subscriber activations and increased subscriber churn.  We could face fewer gross new subscriber activations and increased subscriber churn due to, among other things:  (i) certain economic factors that impact consumers, including, among others, rising interest rates, a potential downturn in the housing market in the United States (including a decline in housing starts) and higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of independent third-party retailers, who generate a significant percentage of our new subscribers, because many of them are small businesses that are more susceptible to the negative effects of economic weakness.  In particular, subscriber churn may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to economic weakness, including, among others, our pay-in-advance subscribers.

•

Lower pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”).  Our subscribers may disconnect our services and a growing share of pay-TV customers are “cord shaving” to downgrade to smaller, less expensive programming packages or electing to purchase through online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies.  Cord cutting and/or cord shaving by our subscribers could negatively impact our Pay-TV ARPU.  In addition, Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers, and therefore, as Sling branded pay-TV subscribers increase, it will have a negative impact on Pay-TV ARPU.

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

The cost of programming represents the largest percentage of our overall costs.  Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers.  Unlike our larger cable and satellite competitors, some of which also provide Internet protocol television (“IPTV”) services, we have not made significant investments in programming providers.  For example, in January 2011, the FCC and the Department of Justice approved a transaction between Comcast and General Electric Company (“General Electric”) pursuant to which they joined their programming properties, including NBC, Bravo and many others that are available in the majority of our programming packages, in a venture, NBCUniversal Media, LLC (“NBCUniversal”), controlled by Comcast.  In March 2013, Comcast completed the acquisition of substantially all of General Electric’s remaining interest in NBCUniversal.  This transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to NBCUniversal’s programming networks on nondiscriminatory and fair terms, or at all.  The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC’s order on network neutrality, even if that order is vacated by judicial or legislative action, and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price.  If Comcast does not license its affiliated content to us on fair and nondiscriminatory terms and conditions, we can seek binding arbitration and continue to carry such content while the arbitration is pending.  However, it is uncertain how these conditions may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these conditions.  Also, in October 2016, AT&T announced its pending acquisition of Time Warner.  This transaction would join DirecTV, which was acquired by AT&T in 2015, with Time Warner’s media holdings, which include content such as HBO, TBS, TNT, CNN, and movies.  If approved, this transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to Time Warner programming networks on nondiscriminatory and fair terms, or at all.

Our OTT Sling TV Internet-based services face certain risks, including, among others, significant competition.

Our Sling TV services face a number of risks, including, among others, the following, which may have a material adverse effect on our Sling TV service offerings:

•

We face significant competition from programmers such as DirecTV Now and Sony Vue, which distribute live linear television programming over the Internet, from content providers such as CBS and HBO, which have begun selling content directly to consumers over the Internet, and other companies including, among others, Netflix, Hulu, Apple, Amazon, Google and Verizon, some of which have original content, larger customer bases, stronger brand recognition, and significant financial, marketing and other resources.  We also face competition from piracy based video offerings;

•

We offer a limited amount of programming content, and there can be no assurances that we will be able to maintain or increase the amount or type of programming content that we may offer to keep pace with, or to differentiate our Sling TV services from, other providers of online video content;

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

•

Since we rely upon the ability of consumers to access our Sling TV services through an Internet connection, changes in how network operators handle and charge for access to data that travel across their networks, such as implementing bandwidth caps or usage-based fees, could adversely impact our Sling TV services.  In addition, many network operators that provide consumers with broadband service also provide these consumers with video programming, and these network operators may have an incentive to use their network infrastructure in a manner adverse to our continued growth and success.  For example, as a result of AT&T’s acquisition of DirecTV and the completion of the New Charter merger, these risks may be exacerbated to the extent these and other network operators are able to provide preferential treatment to their data.  For example, AT&T’s current zero rating practice may give an unfair advantage to AT&T’s own video services, which currently include, among others, DirecTV services, including DirecTV Now;

•

We may not be able to timely scale our technology, systems and operational practices related to our Sling TV services to effectively and reliably handle growth in subscribers and features related to our services;

•

Our Sling Orange service has limitations that may not be applicable to our competitors, such as not being able to view content on more than one device simultaneously, and with respect to certain programming, not being able to provide a feature to record content for future viewing.  If we are unable to remove those limitations and add such features to the Sling Orange service in the future, our ability to compete with other offerings could be adversely impacted; and

•

The adoption or modification of laws and regulations relating to the Internet could limit or otherwise adversely affect the manner in which we conduct our Sling TV services and could cause us to incur additional expenses or alter our business model.

We face increasing competition from other distributors of unique programming services such as foreign language, sports programming, and original content that may limit our ability to maintain subscribers that desire these unique programming services.

We face increasing competition from other distributors of unique programming services such as foreign language, sports programming, and original content including programming distributed over the Internet.  There can be no assurance that we will maintain subscribers that desire these unique programming services.  For example, the increasing availability of foreign language programming from our competitors, which in certain cases has resulted from our inability to renew programming agreements on an exclusive basis or at all, as well as competition from piracy-based video offerings, could contribute to an increase in our subscriber churn.  Our agreements with distributors of foreign language programming have varying expiration dates, and some agreements are on a month-to-month basis.  There can be no assurance that we will be able to grow or maintain subscribers that desire these unique programming services such as foreign language and sports programming.

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

If our gross new subscriber activations continue to decrease, or if our subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

We may incur increased costs to acquire new subscribers and retain existing subscribers.  Our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions, and Pay-TV churn rate continue to be negatively impacted by stricter customer acquisition and retention policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring and retaining higher quality subscribers.  In addition, our subscriber acquisition costs could increase as a result of increased spending for advertising and, with respect to our DISH branded pay-TV services, the installation of more HD and DVR receivers, which are generally more expensive than other receivers.  Retention costs with respect to our DISH branded pay-TV services may be driven higher by increased upgrades of existing subscribers’ equipment to HD and DVR receivers.  Meanwhile, as part of our increased emphasis on retaining higher quality subscribers, we have been more selective in issuing retention credits, which has had a negative impact on our Pay-TV churn rate.  Although we expect to continue to incur expenses, such as providing retention credits and other subscriber acquisition and retention expenses, to attract and retain subscribers, there can be no assurance that our efforts will generate new subscribers or result in a lower churn rate.  Additionally, certain of our promotions, including, among others, pay-in-advance, continue to allow consumers with relatively lower credit scores to become subscribers.  These subscribers typically churn at a higher rate.

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

When offering new programming, or upon expiration of existing contracts, programming suppliers have historically attempted to increase the rates that they charge us for programming.  We expect this practice to continue, which, if successful, would increase our programming costs.  In addition, our programming expenses may also increase as we add programming to our video services or distribute existing programming to our customers through additional delivery services, such as Sling TV.  As a result, our margins may face further pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms.  Alternatively, to attempt to mitigate the effect of price increases or for other reasons, we may elect not to carry or may be unable to carry certain channels, which could adversely affect our subscriber growth or result in higher churn.

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

We depend on third parties to provide us with programming services.  Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal, expiration and/or termination provisions.  We may not be able to renew these agreements on acceptable terms or at all, and these agreements may be terminated prior to expiration of their original term.  In recent years, negotiations over programming carriage contracts generally remain contentious, and certain programmers have, in the past, limited our access to their programming in connection with those negotiations and the scheduled expiration of their programming carriage contracts with us.  As national and local programming interruptions and threatened programming interruptions have become more frequent in recent years, including, among others, the removal by Tribune Broadcasting Company (“Tribune”) of certain local broadcast channels from our programming lineup during the second and third quarters of 2016,  in certain cases such interruptions have had a negative impact on our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate.  We cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from similar programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses, and higher Pay-TV churn rates.

We typically have a few programming contracts with major content providers up for renewal each year and if we are unable to renew any of these agreements or the other parties terminate the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In addition, failure to obtain access to certain programming or loss of access to programming, particularly programming provided by major content providers and/or programming popular with our subscribers, could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate.

We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act.  If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals.  This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals.  While we have been able to reach retransmission consent agreements with most of these local network stations, from time to time there are stations with which we have not been able to reach an agreement.  We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.  In recent years, national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations.  These requirements may place constraints on available capacity on our satellites for other programming.  Furthermore, the rates we are charged for retransmitting local channels have been increasing substantially and may exceed our ability to increase our prices to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

We may be required to make substantial additional investments to maintain competitive programming offerings.

We believe that the availability and extent of HD programming and other value-added services such as access to video via mobile devices continue to be significant factors in consumers’ choice among pay-TV providers.  Other pay-TV providers may have more successfully marketed and promoted their HD programming packages and value-added services and may also be better equipped and have greater resources to increase their HD offerings and value-added services to respond to increasing consumer demand.  In addition, even though it remains a small portion of the market, consumer demand for 4K HD televisions and programming will likely increase in the future.  We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver enhanced programming, and other value-added services, and there can be no assurance that we will be able to compete effectively with offerings from other pay-TV providers.

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

In addition, although we take protective measures and endeavor to modify them as circumstances warrant, our information technology hardware and software infrastructure and communications systems may be vulnerable to a variety of interruptions, including without limitation, natural disasters, terrorist attacks, telecommunications failures, cyber-attacks and other malicious activities such as unauthorized access, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could disrupt or harm our business.  In addition, third-party providers of some of our key systems may also experience interruptions to their information technology hardware and software infrastructure and communications systems that could adversely impact us and over which we may have limited or no control.  We may obtain certain confidential, proprietary and personal information about our customers, personnel and vendors, and may provide this information to third parties in connection with our business.  If one or more of such interruptions or failures occur to us or our third-party providers, it potentially could jeopardize such information and other information processed and stored in, and transmitted through, our or our third-party providers’ information technology hardware and software infrastructure and communications systems, or otherwise cause interruptions or malfunctions in our operations, which could result in lawsuits, government claims, investigations or proceedings, significant losses or reputational damage.  Due to the fast-moving pace of technology, it may be difficult to detect, contain and remediate every such event.  We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to financial losses.  Furthermore, the amount and scope of insurance we maintain may not cover expenses related to such activities or events.

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

We currently depend on EchoStar to provide the vast majority of our satellite transponder capacity and other related services to us.  Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

We lease the vast majority of our satellite transponder capacity from EchoStar and EchoStar is a key supplier of other related services to us.  Satellite transponder leasing costs may increase beyond our current expectations.  Our inability to obtain satellite transponder capacity and other related services from third parties could adversely affect our gross new subscriber activations and subscriber churn rate and cause related revenue to decline.  See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.

Technology in the pay-TV industry changes rapidly, and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services and more advanced equipment, and our failure to do so could cause our products and services to become obsolete and could negatively impact our business.

Technology in the pay-TV industry changes rapidly as new technologies are developed, which could cause our products and services to become obsolete.  We and our suppliers may not be able to keep pace with technological developments.  Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services, to upgrade existing products and services on a timely basis, and to reduce costs of our existing products and services.  We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner.  The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment.  The success of new product and service development depends on many factors, including among others, the following:

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

New technologies could also create new competitors for us.  For instance, we face increasing consumer demand for the delivery of digital video services via the Internet, including providing our Sling TV services and what we refer to as “DISH Anywhere.”  We expect to continue to face increased competition from companies who use the Internet to deliver digital video services as the speed and quality of broadband and wireless networks continues to improve.

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

If our products and services, including without limitation our DISH branded and Sling branded products and services, are not competitive, our business could suffer and our financial performance could be negatively impacted.  Our products and services may also experience quality problems, including outages and service slowdowns, from time to time.  If the quality of our products and services do not meet our customers’ expectations, then our business, and ultimately our reputation, could be negatively impacted.

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

We rely on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

We rely on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes that we provide to subscribers in order to deliver our digital television services.  Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from suppliers.  In the event of an interruption of supply or a significant price increase from these suppliers, we may not be able to diversify sources of supply in a timely manner, which could have a negative impact on our business.  Further, due to increased demand for products, electronic manufacturers may experience shortages for certain components, from time to time.  We have experienced in the past and may continue to experience shortages driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of its suppliers that negatively impact our operations.  Any such delays or constraints could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations.

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

Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult.  It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft.  We expect that future replacements of these Security Access Devices may be necessary to keep our system secure.  We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.

We are also vulnerable to other forms of fraud.  While we are addressing certain fraud through a number of actions, including terminating independent third-party retailers that we believe violated our business rules, there can be no assurance that we will not continue to experience fraud, which could impact our gross new subscriber activations and subscriber churn.  Economic weakness may create greater incentive for signal theft, piracy and other forms of fraud, which could lead to higher subscriber churn and reduced revenue.

We depend on independent third parties to solicit orders for our services that represent a significant percentage of our total gross new subscriber activations.

While we offer products and services through direct sales channels, a significant percentage of our total gross new subscriber activations are generated through independent third parties such as small satellite retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies.  Most of our independent third-party retailers are not exclusive to us and some of our independent third-party retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors.  Furthermore, most of these independent third-party retailers are significantly smaller than we are and may be more susceptible to economic weaknesses that make it more difficult for them to operate profitably.  Because our independent third-party retailers receive most of their incentive value at activation and not over an extended period of time, our interests may not always be aligned with our independent third-party retailers.  It may be difficult to better align our interests with our independent third-party retailers because of their capital and liquidity constraints.  Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH branded pay-TV service.

Operation of our DISH branded pay-TV service requires that we have adequate satellite transmission capacity for the programming we offer.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  We lease substantially all of our satellite capacity from third parties, including the vast majority of our satellite transponder capacity from EchoStar, and we do not carry commercial insurance on any of the satellites that we lease from them.

Our ability to earn revenue from our DISH branded pay-TV service depends on the usefulness of our owned and leased satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.  Generally, the minimum design life of each of our owned and leased satellites ranges from 12 to 15 years.  We can provide no assurance, however, as to the actual useful lives of any of these satellites.  Our operating results could be adversely affected if the useful life of any of our owned or leased satellites were significantly shorter than the minimum design life.

In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite, any of which could have a material adverse effect on our business, financial condition and results of operations.  Such a failure could result in a prolonged loss of critical programming.  A relocation would require FCC approval and, among other things, may require a showing to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite.  We cannot be certain that we could obtain such FCC approval.  If we choose to use a satellite in this manner, this use could adversely affect our ability to satisfy certain operational conditions associated with our authorizations.  Failure to satisfy those conditions could result in the loss of such authorizations, which would have an adverse effect on our ability to generate revenues.

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

In addition, the occurrence of future launch failures for other operators may delay the deployment of our satellites and materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all.  See “We generally do not carry commercial launch or in-orbit insurance on any of the satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if any of our owned satellites fail” below for further information.

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

Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers for our Pay-TV services.  In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly.  Anomalies may also reduce the expected useful life of a satellite, thereby reducing the channels that could be offered using that satellite, or create additional expenses due to the need to provide replacement or back-up satellites.  See the disclosures relating to satellite anomalies set forth under Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Generally, we do not carry commercial launch or in-orbit insurance on any of the satellites we use, other than certain satellites leased from third parties, and generally do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures.  We lease substantially all of our satellite capacity from third parties, including the vast majority of our satellite transponder capacity from EchoStar, and we do not carry commercial insurance on any of the satellites we lease from them.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite.  If one or more of our owned in-orbit satellites fail, we could be required to record significant impairment charges.

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

We are an indirect, wholly-owned subsidiary of DISH Network, which controls all of our voting power and the appointment of all of our officers and directors.  As a result of DISH Network’s control over us, questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to past and ongoing relationships between DISH Network and EchoStar.  Areas in which conflicts of interest between EchoStar and us, as a result of our relationship with DISH Network, could arise include, but are not limited to, the following:

•

Cross officerships, directorships and stock ownership.  We and DISH Network have certain overlap in directors and executive officers with EchoStar.  These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  Our and DISH Network’s Board of Directors and executive officers include persons who are members of the Board of Directors of EchoStar, including Charles W. Ergen, who serves as the Chairman of EchoStar and DISH Network and our Chairman and Chief Executive Officer.  The executive officers and the members of DISH Network’s and our Board of Directors who are members of the Board of Directors of EchoStar have fiduciary duties to EchoStar’s shareholders.  For example, there is the potential for a conflict of interest when DISH Network and/or us, on the one hand, or EchoStar, on the other hand, look at acquisitions and other business opportunities that may be suitable for both companies.  In addition, certain of DISH Network’s and our directors and officers own EchoStar stock and options to purchase EchoStar stock.  Mr. Ergen owns approximately 36.7% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 43.2% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 63.6% of the voting power of EchoStar.  Mr. Ergen’s ownership of EchoStar excludes 14,493,094 shares of its Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 15.3% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 23.5% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 27.7% of EchoStar’s total voting power.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for DISH Network and/or us, on the one hand, and EchoStar, on the other hand.  Furthermore, Mr. Ergen is employed by both us and EchoStar.

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

•

Business opportunities.  DISH Network has historically retained, and in the future may acquire, interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar.  DISH Network and we may also compete with EchoStar when it or we participate in auctions for spectrum or orbital slots for satellites.  In addition, EchoStar may in the future use its satellites to compete directly against DISH Network or us in the subscription television business.

Neither we nor DISH Network may be able to resolve any potential conflicts of interest with EchoStar, and, even if either we or DISH Network do so, the resolution may be less favorable than if either we or DISH Network were dealing with an unaffiliated party.

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

Auction 1000.  On February 10, 2016, DISH Network filed an application with the FCC to potentially participate as a bidder in the forward auction phase of the broadcast incentive auction in the 600 MHz frequency range (“Auction 1000”).  The available spectrum in each licensed geographic area in Auction 1000 is generally comprised of certain paired 5x5 spectrum blocks (5 MHz uplink spectrum and 5 MHz downlink spectrum).  As a result, a nationwide footprint may be obtained by aggregating a single 5x5 spectrum block in each available licensed geographic area.

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

Before the forward auction phase of Stage 1 of Auction 1000 began, a qualified bidder in the forward auction could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that a subsidiary of DISH Network and 61 other applicants were qualified to participate in the forward auction.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that applicants may disclose about their participation in Auction 1000.

After each of Stages 1 – 3 of Auction 1000 ended, the aggregate bids in the forward auction phase did not exceed the amount necessary for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 4.  The reverse auction phase of Stage 4 began on December 13, 2016 and ended on January 13, 2017.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 4, in order for Auction 1000 to ultimately conclude, the aggregate bids in the forward auction phase of Stage 4 would have to exceed approximately $12.0 billion.  The forward auction phase of Stage 4 includes 70 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The clock bidding portion of the forward auction phase of Stage 4 began on January 18, 2017 and ended on February 10, 2017.  The aggregate bids of approximately $19.6 billion exceeded the approximately $12.0 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to the assignment portion of the forward auction phase in which winning bidders in the clock bidding portion have the opportunity to bid for frequency-specific licenses.  The assignment portion began on March 6, 2017, and all assignment rounds are expected to end no later than March 30, 2017.  During the assignment portion, the FCC rules restricting information that forward auction applicants may disclose about their participation in Auction 1000 remain in place.   As mentioned above,  a subsidiary of DISH Network qualified to participate in the forward auction.  To the extent that it is the winning bidder for any 600 MHz licenses, DISH Network would expect to pay for such licenses from any upfront deposit made with the FCC and/or existing cash and marketable investment securities balances.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network has made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  DISH Network may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential payments related to the re-auction of AWS-3 Licenses by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans or partnerships could vary significantly.

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

See “Item 1A. Risk Factors – Acquisition and Capital Structure Risks – We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

Our parent, DISH Network, faces certain risks related to its non-controlling investments in the Northstar Entities and the SNR Entities.

In addition to the risks described in “Item 1A. Risk Factors – Acquisition and Capital Structure Risks – We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2016, DISH Network faces certain other risks related to its non-controlling investments in the Northstar Entities and the SNR Entities, including, among others, the risks described below.

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

On August 18, 2015, the FCC released a Memorandum Opinion and Order, FCC 15-104 (the “Order”) in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless) (each a “Bidding Credit Amount” and collectively the “Bidding Credit Amounts”). Each of Northstar Wireless and SNR Wireless has filed a notice of appeal and petition for review of the Order with the United States Court of Appeals for the District of Columbia, challenging, among other things, the FCC’s determination that they are ineligible to receive the Bidding Credit Amounts.  Oral arguments were presented to the Court on September 26, 2016.  DISH Network cannot predict with any degree of certainty the timing or outcome of these proceedings.  See “Item 1A. Risk Factors – We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

In addition, on September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company against DISH Network; its wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman and Chief Executive Officer) and Cantey M. Ergen (a member of DISH Network’s board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  See “Contingencies – Litigation – Vermont National Telephone Company” in Note 11 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential payments related to the re-auction of AWS-3 Licenses by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans or partnerships could vary significantly.  There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

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

•

DISH Network has made substantial investments to acquire certain wireless spectrum licenses and related assets.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In connection with the development of DISH Network’s wireless business, including without limitation the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance in whole or in part DISH Network’s future efforts.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, DISH Network filed an application with the FCC to potentially participate as a forward auction bidder in Auction 1000.  On July 15, 2016, the FCC announced that a subsidiary of DISH Network and 61 other applicants were qualified to participate in the forward auction.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that applicants may disclose about their participation in Auction 1000.  See “Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, DISH Network has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” above for further information.  We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that it will be able to profitably deploy the assets represented by these wireless spectrum licenses.

To the extent DISH Network commercializes its wireless spectrum licenses and enters the wireless services industry, a wireless services business presents certain risks.

•

The wireless services industry is competitive.    DISH Network has limited experience in the wireless services industry, which is a competitive industry with increasing customer demands for data services that require increasing capital resources to maintain a robust network.  The wireless services industry has incumbent and established competitors such as Verizon Communications, Inc. (“Verizon”), AT&T, T-Mobile USA Inc. (“T-Mobile”) and Sprint Corporation (“Sprint”), with substantial market share.  Some of these companies have greater financial, marketing and other resources than DISH Network, and have existing cost and operational advantages that DISH Network lacks.  Market saturation is expected to continue to cause the wireless services industry’s customer growth rate to moderate in comparison to historical growth rates, leading to increased competition for customers.  As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services.  Furthermore, the cost of attracting a new customer is generally higher than the cost associated with retaining an existing customer.  In addition, DISH Network may face increasing competition from wireless telecommunications providers who offer mobile video offerings.  Wireless mobile video offerings have become more prevalent in the marketplace as wireless telecommunications providers have expanded the fourth generation of wireless communications.  In July 2015, AT&T completed its acquisition of DirecTV, our direct competitor and the largest satellite TV provider in the U.S., which has recently launched an OTT service, DirecTV Now, that competes directly with our Sling branded pay-TV services.  As a result of this acquisition, DirecTV, among other things, has increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services.  The combined company may be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other MVPDs, including us; thwart DISH Network’s entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with DISH Network; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings.  In addition, in October 2016, AT&T announced its pending acquisition of Time Warner.  If the proposed transaction ultimately is completed, the addition of Time Warner’s media holdings, which include content, such as HBO, TBS, TNT, CNN, and movies, would, among other things, provide the combined company increased scale and leverage in the converging video, mobile, and broadband industries.  For example, AT&T’s current zero rating practice may give an unfair advantage to AT&T’s own video content, which currently includes, among others, DirecTV services on mobile devices.

•

DISH Network’s ability to compete effectively would be dependent on a number of factors.  DISH Network’s ability to compete effectively would depend on, among other things, DISH Network’s network quality, capacity and coverage; the pricing of DISH Network’s products and services; the quality of customer service; DISH Network’s development of new and enhanced products and services; the reach and quality of DISH Network’s sales and distribution channels; our ability to predict and adapt to future changes in technologies and changes in consumer demands; and capital resources.  It would also depend on how successfully DISH Network anticipates and responds to various competitive factors affecting the industry, including, among others, new technologies and business models, products and services that may be introduced by competitors, changes in consumer preferences, the demand for and usage of data, video and other voice and non-voice services, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by competitors.  It may be difficult for DISH Network to differentiate its products and services from other competitors in the industry, which may limit DISH Network’s ability to attract customers.  DISH Network’s success also may depend on its ability to access and deploy adequate spectrum, deploy new technologies and offer attractive services to customers.  For example, DISH Network may not be able to obtain and offer certain technologies or features that are subject to competitor patents or other exclusive arrangements.

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

•

Wireless services and DISH Network’s wireless spectrum licenses are subject to government regulation.    Wireless services and DISH Network’s wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities.  These governmental authorities could adopt regulations or take other actions that would adversely affect DISH Network’s business prospects, making it more difficult and/or expensive to commercialize its wireless spectrum licenses or acquire additional licenses.  The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies.  In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The FCC grants wireless licenses for terms of generally ten years that are subject to renewal or revocation.  There can be no assurances that DISH Network’s wireless spectrum licenses will be renewed or that DISH Network will be able to obtain additional licenses.  Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.  In addition, the FCC uses its transactional “spectrum screen” to identify prospective wireless transactions that may require additional competitive scrutiny.  If a proposed transaction would exceed the spectrum screen threshold, the FCC undertakes a more detailed analysis of relevant market conditions in the impacted geographic areas to determine whether the transaction would reduce competition without offsetting public benefits.  If a proposed spectrum acquisition exceeds the spectrum screen trigger such additional review could extend the duration of the regulatory review process and there can be no assurance that such proposed spectrum acquisition would ultimately be completed in whole or in part.  For further information related to DISH Network’s wireless spectrum licenses, including build-out requirements, see “Item 1A. Risk Factors”  in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

See  “Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, DISH Network has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” above for further information.

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2016, our total long-term debt and capital lease obligations, including the debt of our subsidiaries, was $14.209 billion.  Our debt levels could have significant consequences, including:

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

Charles W. Ergen, DISH Network’s Chairman and Chief Executive Officer, owns approximately 44.7% of DISH Network’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 48.1% of DISH Network’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 78.5% of the total voting power of DISH Network.  Mr. Ergen’s beneficial ownership of shares of Class A Common Stock excludes 33,790,620 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 7.3% of DISH Network’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 13.0% of DISH Network’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 12.9% of the total voting power of DISH Network.  Through his voting power, Mr. Ergen has the ability to elect a majority of DISH Network’s directors and to control all other matters requiring the approval of DISH Network’s stockholders.  As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require DISH Network to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

Legal and Regulatory Risks

A ruling in the Do Not Call litigation requiring us to pay substantial civil penalties and/or damages and/or enjoining us, whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from certain activities could have a material adverse effect on our results of operations, financial condition and cash flow.

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois (the “FTC Action”), alleging violations of the Telephone Consumer Protection Act (“TCPA”) and the Telemarketing Sales Rule (“TSR”), as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs were seeking civil penalties and damages of approximately $270 million and that the federal plaintiff was seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs were also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We also filed a motion for summary judgment, seeking dismissal of all claims.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. is entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs are entitled to partial summary judgment with respect to ten claims in the action, which includes, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages are questions for trial.

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

On October 3, 2016, the plaintiffs further modified their request for injunctive relief and are now seeking, among other things, to enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from some or all existing independent third-party retailers.  The second phase of the bench trial, which commenced on October 25, 2016 and concluded on November 2, 2016, covered the plaintiffs’ requested injunctive relief, as well as certain evidence related to the state plaintiffs’ claims.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  The plaintiff is also seeking enhanced damages under the TCPA for alleged willful or knowing violations.  The Court will decide whether there were any willful or knowing violations, and the Court has discretion to increase the damages by up to three times for any such violations.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial in the Krakauer Action.

The plaintiffs in the FTC Action have asserted that the jury verdict in the Krakauer Action preclusively establishes that the independent third-party retailer at issue in the Krakauer Action was acting as DISH Network L.L.C.’s agent when it made the calls at issue in the FTC Action, and is otherwise persuasive evidence that the other independent third-party retailers at issue in the FTC Action were acting as DISH Network’s L.L.C.’s agents when they made their respective calls at issue in the FTC Action, that the alleged civil penalties being sought by the federal and state plaintiffs are reasonable, and that the calls made by DISH Network L.L.C. and independent third-party retailers at issue in the FTC Action were made to landline residential phones.  We have opposed those assertions.

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

In addition, we work with third parties such as vendors, contractors and suppliers for the development and manufacture of components that are integrated into our products and services, and our products and services may contain technologies provided to us by these third parties or other third parties.  We may have little or no ability to determine in advance whether any such technology infringes the intellectual property rights of others.  Our vendors, contractors and suppliers may not be required to indemnify us if a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.  Legal challenges to these intellectual property rights may impair our ability to use the products, services and technologies that we need in order to operate our business and may materially and adversely affect our business, financial condition and results of operations.  Furthermore, our digital content offerings depend in part on effective digital rights management technology to control access to digital content.  If the digital rights management technology that we use is compromised or otherwise malfunctions, content providers may be unwilling to provide access to their content.  Changes in the copyright laws or how such laws may be interpreted could impact our ability to deliver content and provide certain features and functionality, particularly over the Internet.

We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

We are, and may become, subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.  See “Item 1. Business — Patents and Other Intellectual Property” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

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

Certain of our programming agreements allow us to, among other things, deliver certain authenticated content via the Internet and/or deliver certain content through our Sling TV services, and we are increasingly distributing video content to our subscribers via the Internet and through our Sling TV services.  The ability to continue this strategy may depend in part on the FCC’s success in implementing rules prohibiting fixed and mobile broadband access providers, among other things, from blocking or throttling traffic, from paid privatization, and from unreasonably interfering with, or disadvantaging, consumers’ or content providers’ access to the Internet.

See “Item 1.  Business — Government Regulations — FCC Regulations Governing our Pay-TV Operations — Open Internet” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

Changes in the Cable Act, and/or the rules of the FCC that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates.

We purchase a large percentage of our programming from cable-affiliated programmers.  Pursuant to the Cable Act, cable providers had been prohibited from entering into exclusive contracts with cable-affiliated programmers.  The Cable Act directed that this prohibition expire after a certain period of time unless the FCC determined that the prohibition continued to be necessary.  In October 2012, the FCC allowed this prohibition to expire.  While the FCC has issued a Further Notice of Proposed Rulemaking aimed at serving some of the same objectives as the prohibition, there can be no assurances that such protections will be adopted or be as effective as the prohibition if they are adopted.  In the event that this decision is reconsidered by the FCC or reviewed by a court of appeals, we cannot predict the timing or outcome of any subsequent FCC decision.

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

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty Media Corporation (“Liberty”).  In July 2012, similar program access conditions that had applied to Time Warner Cable, which was acquired by Charter in 2016, expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Charter’s programming, or to obtain it on nondiscriminatory terms.  In the case of certain types of programming affiliated with Comcast through its control of NBCUniversal, the prohibition on exclusivity is set to expire in January 2018, and we will not be able to rely on these protections beyond that date.  Until that time, we have the right to subject the terms of access to NBCUniversal’s programming to binding arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review.  There can be no assurance that this procedure will result in favorable terms for us.

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

Our operations are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these authorities could result in the limitations on, or suspension or revocation of, our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the recent change in the Administration and any government policy changes it may institute, which may be substantial, could increase regulatory uncertainty.  The adoption or modification of laws or regulations relating to video programming, satellite services, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business, including our Sling TV services.  In addition, the manner in which regulations or legislation in these areas, including the FCC’s Open Internet rules, may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.  See regulatory disclosures under the caption “Item 1.  Business — Government Regulations” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information.

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

To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one, carry-all”), including the carriage of full-power broadcasters’ HD signals in markets in which we elect to provide local channels in HD.  The carriage of additional HD signals on our DISH branded pay-TV service could cause us to experience significant capacity constraints and prevent us from carrying additional popular national channels and/or carrying those national channels in HD.

Our business, investor confidence in our financial results and DISH Network’s stock price may be adversely affected if our internal controls are not effective.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.  If in the future we are unable to report that our internal control over financial reporting is effective, investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and DISH Network’s stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

The following table sets forth certain information concerning our principal properties.

Leased From
Description/Use/Location	Owned	EchoStar (1)	Other Third Party
Corporate headquarters, Englewood, Colorado		X
Customer call center and general offices, Roseland, New Jersey			X
Customer call center, Alvin, Texas			X
Customer call center, Bluefield, West Virginia	X
Customer call center, Christiansburg, Virginia	X
Customer call center, College Point, New York			X
Customer call center, Harlingen, Texas	X
Customer call center, Hilliard, Ohio			X
Customer call center, Littleton, Colorado		X
Customer call center, Phoenix, Arizona			X
Customer call center, Thornton, Colorado	X
Customer call center, Tulsa, Oklahoma			X
Customer call center, warehouse, service, and remanufacturing center, El Paso, Texas	X
Digital broadcast operations center, Cheyenne, Wyoming (2)	X
Digital broadcast operations center, Gilbert, Arizona (2)	X
Engineering offices and service center, Englewood, Colorado (2)	X
Engineering office, American Fork, Utah (2)			X
Engineering office, Foster City, California (2)			X
Regional digital broadcast operations center, Monee, Illinois (2)	X
Regional digital broadcast operations center, New Braunfels, Texas (2)	X
Regional digital broadcast operations center, Quicksburg, Virginia (2)	X
Regional digital broadcast operations center, Spokane, Washington (2)	X
Service and remanufacturing center, Spartanburg, South Carolina			X
Warehouse and distribution center, Denver, Colorado			X
Warehouse and distribution center, Sacramento, California	X
Warehouse and distribution center, Atlanta, Georgia			X
Warehouse, Denver, Colorado	X

(1)	See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.
(2)	These properties were transferred to us in connection with the completion of the Share Exchange.

In addition to the principal properties listed above, we operate numerous facilities for, among other things, our in-home service operations strategically located in regions throughout the United States.  Furthermore, we own or lease capacity on 13 satellites, which are a major component of our DISH branded pay-TV service.  See further information under Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  As of March 20, 2017, all 1,015 issued and outstanding shares of our common stock were held by DOC.  There is currently no established trading market for our common stock.

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

Overview

Our business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value.  We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers.

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

Financial Highlights

2016 Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $14.637 billion
•	Pay-TV ARPU of $88.66
•	Net income attributable to DISH DBS of $917 million

•	Gross new Pay-TV subscriber activations of approximately 2.614 million
•	Pay-TV SAC of $643
•	Loss of approximately 392,000 net Pay-TV subscribers
•	Pay-TV churn rate of 1.83%

Consolidated Financial Condition as of December 31, 2016

•	Cash, cash equivalents and current marketable investment securities of $781 million
•	Total assets of $5.119 billion
•	Total long-term debt and capital lease obligations of $14.209 billion

We offer Pay-TV services under the DISH brand and the Sling brand.  We had 13.671 million Pay-TV subscribers in the United States as of December 31, 2016 and are the nation’s fourth largest pay-TV provider.  Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH branded pay-TV service from our competitors, we introduced the Hopper whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including TVs, tablets, computers, game consoles and smart phones.  We offer Sling International, Sling Latino and Sling domestic video programming services.  In addition to our original Sling domestic service that could only be streamed on one device at a time (single-stream service), in April 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.  In June 2016, our multi-stream Sling domestic service transitioned from its introductory beta period and was re-branded as Sling Blue and our original single-stream Sling domestic service was re-branded as Sling Orange.  All Sling branded pay-TV subscribers are included in our Pay-TV subscriber count.

Trends

Competition

Competition has intensified in recent years as the pay-TV industry has matured.  With respect to our DISH branded pay‑TV services, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  Some of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers, including bundled offers combining broadband, video and/or wireless services and other promotional offers.  In some cases, certain competitors have been able to potentially subsidize the price of video services with the price of broadband and/or wireless services.  We incur significant costs to retain our existing DISH branded pay-TV customers, mostly as a result of upgrading their equipment to HD and DVR receivers and by providing retention credits.  Our subscriber retention costs may vary significantly from period to period.  Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet.  Programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  Significant changes in consumer behavior with regard to the means by which consumers obtain video entertainment and information in response to digital media competition could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.  In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose.  Online content providers may cause our subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.

We implement new marketing promotions from time to time that are intended to increase our gross new Pay-TV subscriber activations.  During 2015 and early 2016, we launched various marketing promotions offering certain DISH branded pay-TV programming packages without a price increase for a limited time period.  During the third quarter 2016, we launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of eight themed add-on channel packs, which include local broadcast networks and kids, national and regional sports and general entertainment programming.  Subscribers can also add or remove additional channel packs to best suit their entertainment needs.  During 2017, we launched “Tuned In To You” and the accompanying “Spokeslistener” campaign.  While we plan to implement these and other new marketing efforts, there can be no assurance that we will ultimately be successful in increasing our gross new Pay-TV subscriber activations.  Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

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

Furthermore, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire.  In the past, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming contracts with content providers, including, among others, Tribune Broadcasting Company (“Tribune”) during the second and third quarters of 2016.  We cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from similar programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses, and higher Pay-TV churn rates.

Operations and Customer Service

While competitive factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to us.  In the past, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by our operational inefficiencies.  To combat signal theft and improve the security of our broadcast system, we use microchips embedded in credit card sized access cards, called “smart cards,” or security chips in our DBS receiver systems to control access to authorized programming content (“Security Access Devices”).  We expect that future replacements of these devices may be necessary to keep our system secure.  To combat other forms of fraud, among other things, we monitor our independent third-party distributors’ and independent third-party retailers’ adherence to our business rules.

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

Our 4 5/8% Senior Notes with an aggregate principal balance of $900 million mature on July 15, 2017.  We expect to fund this obligation from cash and marketable investment securities balances at that time.  But, depending on market conditions, we may refinance this obligation in whole or in part.

Future Liquidity

Wireless Spectrum

DISH Network Spectrum.  DISH Network has invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, DISH Network filed an application with the FCC to potentially participate as a forward auction bidder in Auction 1000.  On July 15, 2016, the FCC announced that a subsidiary of DISH Network and 61 other applicants were qualified to participate in the forward auction.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that applicants may disclose about their participation in Auction 1000.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses.  Through its wholly-owned subsidiaries American II and American III, DISH Network has made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively.  DISH Network may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential payments related to the re-auction of AWS-3 Licenses by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans or partnerships could vary significantly.

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

See “Item 1A. Risk Factors – We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

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

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), and has modified the standard thereafter.  On July 9, 2015, the FASB approved a one year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018. This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board to create common revenue recognition guidance for accounting principles generally accepted in the United States (“GAAP”) and International Financial Reporting Standards.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected an adoption method.  While we have not determined the effect of the standard on our ongoing financial reporting, we believe that the standard will, among other things, change the allocation and timing of when revenue is recognized for those customers who have a contractual commitment to receive service for a minimum term, including time-limited discounts or free service periods.  Under current accounting rules, we recognize revenue net of discounts during the promotional periods and do not recognize any revenue during free service periods.  Under ASU 2014-09, revenue recognition will be accelerated for these contracts as the impact of discounts or free service periods that are considered performance obligations will be recognized uniformly over the total contractual period.  In addition, the standard will require that incremental costs to obtain a customer, which represent a significant portion of our non-advertising subscriber acquisition costs, be deferred and recognized over the expected customer life, whereas our current policy is to expense these costs as incurred.  As the new standard will impact revenue and cost recognition for a significant number of our contracts, as well as our business processes and information technology systems, our evaluation of the effect of the new standard is ongoing.  We are currently in the process of identifying and implementing changes to our systems, processes, and internal controls to meet the requirements of the standard.  The ultimate impact of adopting ASU 2014-09 for both revenue recognition and costs to obtain and fulfill contracts will depend on the promotions and offers in place during the period leading up to and after the adoption of ASU 2014-09.

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

Financial Instruments – Credit Losses.  On June 16, 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  We are evaluating the impact the adoption of ASU 2016-13 will have on our consolidated financial statements and related disclosures.

Statement of Cash Flows - Update.  On August 26, 2016, the FASB issued 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  This update consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments.  If practicable, this update should be applied using a retrospective transition method to each period presented.  For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable.  This update will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We are evaluating the impact the adoption of ASU 2016-15 will have on our consolidated financial statements.

Statement of Cash Flows:  Restricted Cash.  On November 17, 2016, the FASB issued ASU 2016-18 Restricted Cash (“ASU 2016-18”),  which addresses the diversity where changes in restricted cash are classified on the cash flow statement.  ASU 2016-18 requires that changes in restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We expect that the adoption of ASU 2016-18 will have an immaterial impact on our consolidated financial statements and related disclosures.

Compensation – Stock Compensation.  On March 30, 2016, the FASB issued ASU 2016-09 Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”),  which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  During the third quarter 2016, we adopted ASU 2016-09, which had an immaterial impact on our consolidated financial statements.

Share Exchange Agreement

On January 31, 2017, we and our indirect wholly-owned subsidiaries DNLLC and DOLLC entered into the Share Exchange Agreement with EchoStar, EB Holdco, EB Splitco, ET Splitco, and ETLLC.  On February 28, 2017, we and EchoStar completed the Share Exchange.  Pursuant to the Share Exchange Agreement, among other things:  (i) EchoStar completed the steps necessary for certain assets and liabilities of the Transferred Businesses to be transferred to EB Splitco and ET Splitco; and (ii) EchoStar transferred to us 100% of the equity of EB Splitco and ET Splitco, and in exchange, we transferred the EchoStar Tracking Stock to EchoStar and the HSSC Tracking Stock to HSSC.  The financial results related to the Share Exchange are not included in our consolidated financial statements for all periods presented.  See Note 15 to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Equipment sales and other revenue.    “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to independent third-party retailers and other independent third-party distributors of our equipment and revenue from equipment sales and other agreements with EchoStar.

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

Cost of sales - equipment and other.  “Cost of sales - equipment and other” primarily includes the cost of non-subsidized sales of DBS accessories to independent third-party retailers and other independent third-party distributors of our equipment and costs related to equipment sales and other agreements with EchoStar.

Subscriber acquisition costs.  While we primarily lease DBS receiver systems, we also subsidize certain costs to attract new subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of DBS receiver systems to independent third-party retailers and other independent third-party distributors of our equipment, the cost of subsidized sales of DBS receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  Our “Subscriber acquisition costs” also includes costs associated with acquiring Sling branded pay-TV subscribers including, among other things, costs related to acquisition advertising, our direct sales efforts and commissions.

Pay-TV SAC.  Subscriber acquisition cost measures are commonly used by those evaluating companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new Pay-TV subscriber activation,” or Pay-TV SAC, and we believe presentations of Pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our Pay-TV SAC is calculated as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new DISH branded pay-TV subscribers, divided by gross new Pay-TV subscriber activations.  We include all the costs of acquiring Pay-TV subscribers (e.g., subsidized and capitalized equipment) as we believe it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new Pay-TV subscribers in our calculation, including Pay-TV subscribers added with little or no subscriber acquisition costs.  Subscriber acquisition costs for Sling branded pay-TV subscribers are significantly lower than those for DISH branded pay-TV subscribers, and therefore, as Sling branded pay-TV subscriber activations increase, it will have a positive impact on Pay-TV SAC.

General and administrative expenses.  “General and administrative expenses” consists primarily of employee-related costs associated with administrative services such as legal, information systems, and accounting and finance.  It also includes outside professional fees (e.g., legal, information systems and accounting services) and other items associated with facilities and administration.

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

Pay-TV subscribers.  We include customers obtained through direct sales, independent third-party retailers and other independent third-party distribution relationships in our Pay-TV subscriber count.  We also provide DISH branded pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we previously divided our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and included the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  During the third quarter 2016, we launched our Flex Pack programming package that represents our lowest tier programming package under which a new subscriber can activate, and, effective September 30, 2016, we began dividing the total revenue for these certain commercial accounts by an amount approximately equal to the retail price of our Flex Pack programming package.  The impact of this change was an increase to our ending subscriber count of approximately 166,000 subscribers during the third quarter 2016.  This had no impact on our gross new Pay-TV subscriber activations or net Pay-TV subscriber losses for the year ended December 31, 2016.  All Sling branded pay-TV subscribers are included in our Pay-TV subscriber count.  Sling branded pay-TV subscribers receiving service for no charge, under certain new subscriber promotions, are excluded from our Pay-TV subscriber count.  Sling branded pay-TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  For customers who subscribe to both our DISH branded pay-TV service and our Sling branded pay-TV services, each subscription is counted as a separate Pay-TV subscriber.

Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”).    We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses.  We calculate Pay-TV average monthly revenue per Pay-TV subscriber, or Pay-TV ARPU, by dividing average monthly “Subscriber-related revenue” for the period by our average number of Pay-TV subscribers for the period.  The average number of Pay-TV subscribers is calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period.  The average number of Pay-TV subscribers for each month is calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two.  Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers, and therefore, as Sling branded pay-TV subscribers increase, it will have a negative impact on Pay-TV ARPU.

Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”).    We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses.  We calculate Pay-TV churn rate for any period by dividing the number of DISH branded pay-TV subscribers who terminated service during the period by the average number of Pay-TV subscribers for the same period, and further dividing by the number of months in the period.  When calculating the Pay-TV churn rate, the same methodology for calculating average number of Pay-TV subscribers is used as when calculating Pay-TV ARPU.  As described above, Sling branded pay-TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  Therefore, to the extent that our Sling branded pay-TV subscriber base grows, our Pay-TV churn rate will be positively impacted.

RESULTS OF OPERATIONS

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2016	2015	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$14,578,414	$14,524,510	$53,904	0.4
Equipment sales and other revenue	58,629	113,739	(55,110)	(48.5)
Total revenue	14,637,043	14,638,249	(1,206)	(0.0)

Costs and Expenses:
Subscriber-related expenses	8,613,705	8,511,404	102,301	1.2
% of Subscriber-related revenue	59.1%	58.6%
Satellite and transmission expenses	740,224	753,853	(13,629)	(1.8)
% of Subscriber-related revenue	5.1%	5.2%
Cost of sales - equipment and other	63,334	91,653	(28,319)	(30.9)
Subscriber acquisition costs	1,401,228	1,575,608	(174,380)	(11.1)
General and administrative expenses	753,204	745,366	7,838	1.1
% of Total revenue	5.1%	5.1%
Depreciation and amortization	864,379	907,687	(43,308)	(4.8)
Total costs and expenses	12,436,074	12,585,571	(149,497)	(1.2)

Operating income (loss)	2,200,969	2,052,678	148,291	7.2

Other Income (Expense):
Interest income	6,532	5,606	926	16.5
Interest expense, net of amounts capitalized	(825,615)	(862,231)	36,616	4.2
Other, net	30,672	14,480	16,192	*
Total other income (expense)	(788,411)	(842,145)	53,734	6.4

Income (loss) before income taxes	1,412,558	1,210,533	202,025	16.7
Income tax (provision) benefit, net	(528,777)	(447,640)	(81,137)	(18.1)
Effective tax rate	37.4%	37.0%
Net income (loss)	883,781	762,893	120,888	15.8
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(32,747)	(17,242)	(15,505)	(89.9)
Net income (loss) attributable to DISH DBS	$916,528	$780,135	$136,393	17.5

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.671 **	13.897	(0.226)	(1.6)
Pay-TV subscriber additions, gross (in millions)	2.614	2.773	(0.159)	(5.7)
Pay-TV subscriber additions (losses), net (in millions)	(0.392)	(0.081)	(0.311)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.83%	1.71%	0.12%	7.0
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$643	$723	$(80)	(11.1)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$88.66	$86.79	$1.87	2.2
EBITDA	$3,128,767	$2,992,087	$136,680	4.6

*    Percentage is not meaningful.

**  Our ending Pay-TV subscriber count increased by approximately 166,000 subscribers during the third quarter 2016 as a result of the change in our calculation for our commercial accounts.  See “Explanation of Key Metrics and Other Items – Pay-TV subscribers” for further information.

Pay-TV subscribers.  We lost approximately 392,000 net Pay-TV subscribers during the year ended December 31, 2016, compared to the loss of approximately 81,000 net Pay-TV subscribers during the same period in 2015.  The increase in net Pay-TV subscriber losses versus the same period in 2015 resulted from a higher Pay-TV churn rate and lower gross new Pay-TV subscriber activations.

Our Pay-TV churn rate for the year ended December 31, 2016 was 1.83% compared to 1.71% for the same period in 2015.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.  As part of our increased emphasis on retaining higher quality subscribers, we have been more selective in issuing retention credits, which has had a negative impact on our Pay-TV churn rate.

During the year ended December 31, 2016, we activated approximately 2.614 million gross new Pay-TV subscribers compared to approximately 2.773 million gross new Pay-TV subscribers during the same period in 2015, a decrease of 5.7%.  This decrease in our gross new Pay-TV subscriber activations was primarily impacted by stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers, as well as increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.  This decrease was partially offset by an increase in Sling branded pay-TV subscriber activations during 2016.  In addition, our ending Pay-TV subscriber count increased by approximately 166,000 subscribers during the third quarter 2016 as a result of the change in our calculation for our commercial accounts.  This had no impact on our gross new Pay-TV subscriber activations or net Pay-TV subscriber losses for the year ended December 31, 2016.  See “Explanation of Key Metrics and Other Items – Pay-TV subscribers” for further information.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $14.578 billion for the year ended December 31, 2016, an increase of $54 million or 0.4% compared to the same period in 2015.  The change in “Subscriber-related revenue” from the same period in 2015 was primarily related to the increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU.  Pay-TV ARPU was $88.66 during the year ended December 31, 2016 versus $86.79 during the same period in 2015.  The $1.87 or 2.2% increase in Pay-TV ARPU was primarily attributable to the DISH branded pay-TV programming package price increases in February 2016 and 2015.  These price increases were partially offset by a shift in DISH branded pay-TV programming package mix and an increase in Sling branded pay-TV subscribers.  Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscribers during 2016 had a negative impact on Pay-TV ARPU.  We expect this trend to continue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $8.614 billion during the year ended December 31, 2016, an increase of $102 million or 1.2% compared to the same period in 2015.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs per subscriber, partially offset by a lower average Pay-TV subscriber base.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  Subscriber-related expenses” represented 59.1% and 58.6% of “Subscriber-related revenue” during the years ended December 31, 2016 and 2015, respectively.  The increase in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.401 billion for the year ended December 31, 2016, a decrease of $174 million or 11.1% compared to the same period in 2015.    This change was primarily attributable to a decrease in Pay-TV SAC, discussed below, and fewer gross new Pay-TV subscriber activations.

Pay-TV SAC.  Pay-TV SAC was $643 during the year ended December 31, 2016 compared to $723 during the same period in 2015, a decrease of $80 or 11.1%.  This change was primarily attributable to an increase in Sling branded pay-TV subscriber activations and a decrease in hardware costs per activation, partially offset by an increase in advertising costs per activation.  Subscriber acquisition costs for Sling branded pay-TV subscribers are significantly lower than those for DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscriber activations during 2016 had a positive impact on Pay-TV SAC.  We expect this trend to continue.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts and a reduction in manufacturing costs related to certain receiver systems.  This decrease in hardware costs was partially offset by an increase in the percentage of new DISH branded pay-TV subscriber activations with Hopper 3 receiver systems, which have a higher cost per unit than the prior generation Hopper receiver systems.

During the years ended December 31, 2016 and 2015, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $280 million and $429 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

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

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $826 million during the year ended December 31, 2016, a decrease of $37 million or 4.2% compared to the same period in 2015.  The decrease was principally related to a reduction in interest expense as a result of redemptions and repurchases of debt during 2016 and 2015, partially offset by interest expense associated with the issuance in June 2016 of our 7 3/4% Senior Notes due 2026.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $3.129 billion during the year ended December 31, 2016, an increase of $137 million or 4.6% compared to the same period in 2015.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended
	December 31,
	2016	2015
	(In thousands)
EBITDA	$3,128,767	$2,992,087
Interest, net	(819,083)	(856,625)
Income tax (provision) benefit, net	(528,777)	(447,640)
Depreciation and amortization	(864,379)	(907,687)
Net income (loss) attributable to DISH DBS	$916,528	$780,135

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

Income tax (provision) benefit, net.    Our income tax provision was $529 million during the year ended December 31, 2016, an increase of $81 million compared to the same period in 2015.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.”

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2015	2014	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$14,524,510	$14,130,607	$393,903	2.8
Equipment sales and other revenue	113,739	146,806	(33,067)	(22.5)
Total revenue	14,638,249	14,277,413	360,836	2.5

Costs and Expenses:
Subscriber-related expenses	8,511,404	8,066,642	444,762	5.5
% of Subscriber-related revenue	58.6%	57.1%
Satellite and transmission expenses	753,853	685,732	68,121	9.9
% of Subscriber-related revenue	5.2%	4.9%
Cost of sales - equipment and other	91,653	106,037	(14,384)	(13.6)
Subscriber acquisition costs	1,575,608	1,672,424	(96,816)	(5.8)
General and administrative expenses	745,366	762,146	(16,780)	(2.2)
% of Total revenue	5.1%	5.3%
Depreciation and amortization	907,687	956,101	(48,414)	(5.1)
Total costs and expenses	12,585,571	12,249,082	336,489	2.7

Operating income (loss)	2,052,678	2,028,331	24,347	1.2

Other Income (Expense):
Interest income	5,606	35,810	(30,204)	(84.3)
Interest expense, net of amounts capitalized	(862,231)	(834,856)	(27,375)	(3.3)
Other, net	14,480	(3,394)	17,874	*
Total other income (expense)	(842,145)	(802,440)	(39,705)	(4.9)

Income (loss) before income taxes	1,210,533	1,225,891	(15,358)	(1.3)
Income tax (provision) benefit, net	(447,640)	(410,831)	(36,809)	(9.0)
Effective tax rate	37.0%	33.5%
Net income (loss)	762,893	815,060	(52,167)	(6.4)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(17,242)	(9,825)	(7,417)	(75.5)
Net income (loss) attributable to DISH DBS	$780,135	$824,885	$(44,750)	(5.4)

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.897	13.978	(0.081)	(0.6)
Pay-TV subscriber additions, gross (in millions)	2.773	2.601	0.172	6.6
Pay-TV subscriber additions (losses), net (in millions)	(0.081)	(0.079)	(0.002)	(2.5)
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.71%	1.59%	0.12%	7.5
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$723	$853	$(130)	(15.2)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$86.79	$83.77	$3.02	3.6
EBITDA	$2,992,087	$2,990,863	$1,224	0.0

* Percentage is not meaningful.

Pay-TV subscribers.  We lost approximately 81,000 net Pay-TV subscribers during the year ended December 31, 2015, compared to the loss of approximately 79,000 net Pay-TV subscribers during the same period in 2014.  The increase in net Pay-TV subscriber losses versus the same period in 2014 resulted from a higher Pay-TV churn rate discussed below, partially offset by higher gross new Pay-TV subscriber activations, primarily related to the activation of Sling branded pay-TV subscribers, which are reported net of disconnects.  Our Sling domestic service was launched in February 2015.

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

During the year ended December 31, 2015, we activated approximately 2.773 million gross new Pay-TV subscribers compared to approximately 2.601 million gross new Pay-TV subscribers during the same period in 2014, an increase of 6.6%.  The increase in our gross new Pay-TV subscriber activations primarily related to the activation of Sling branded pay-TV subscribers, which are reported net of disconnects, partially offset by stricter customer acquisition policies for our DISH branded pay-TV subscribers (including a focus on attaining higher quality subscribers) and increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.  Furthermore, our gross new Pay-TV subscriber activations were negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts during the first half of the first quarter 2015.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $14.525 billion for the year ended December 31, 2015, an increase of $394 million or 2.8% compared to the same period in 2014.  The change in “Subscriber-related revenue” from the same period in 2014 was primarily related to the increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU.  Pay-TV ARPU was $86.79 during the year ended December 31, 2015 versus $83.77 during the same period in 2014.  The $3.02 or 3.6% increase in Pay-TV ARPU was primarily attributable to the DISH branded pay-TV programming package price increases in February 2015 and 2014 and higher hardware related revenue.  These increases were partially offset by a shift in DISH branded pay-TV programming package mix, an increase in retention credits and an increase in Sling branded pay-TV subscribers.  Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers.  Accordingly, for the year ended December 31, 2015, the increase in Sling branded pay-TV subscribers had a negative impact on Pay-TV ARPU.

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

Pay-TV SAC.  Pay-TV SAC was $723 during the year ended December 31, 2015 compared to $853 during the same period in 2014, a decrease of $130 or 15.2%.  This change was primarily attributable to an increase in Sling branded pay-TV subscriber activations and a decrease in hardware costs per activation.  The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for current generation Hopper receiver systems and a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2016, our cash, cash equivalents and current marketable investment securities had a fair value of $781 million, all of which was invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations, expand our business and pay dividends from time to time.  Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our December 31, 2016 current non-strategic investment portfolio of $781 million, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2016 of 0.7%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2016 would result in a decrease of less than $1 million in annual interest income.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2016, we had $82 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to commercial paper.  Based on our December 31, 2016 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2016, we had long-term debt of $14.113 billion, excluding capital lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $14.985 billion using quoted market prices.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $322 million.  To the extent interest rates increase, our future costs of financing would increase at the time of any future financings.  As of December 31, 2016, all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives.  Such amounts, however, are typically insignificant.  As of December 31, 2016, we did not hold any derivative financial instruments.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included in this Annual Report on Form 10-K beginning on page F-1.

Our selected quarterly financial data for each of the quarterly periods ended March 31, June 30, September 30 and December 31 for 2016 and 2015 is included in Note 14 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Item 9B.OTHER INFORMATION

None

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2016.  KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2016.

Our Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in our best interests.

Fees Paid to KPMG LLP for 2016 and 2015

The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the audit of DISH Network’s and our annual financial statements for the years ended December 31, 2016 and 2015, and fees billed for other services rendered by KPMG LLP to DISH Network and us during those periods.  We have reported the fees billed for services rendered to both DISH Network and us because the services are not rendered or billed specifically for us but for the DISH Network consolidated group as a whole.

	For the Years Ended
	December 31,
	2016	2015
Audit Fees (1)	$2,550,000	$2,450,000
Audit-Related Fees (2)	518,961	170,000
Total Audit and Audit-Related Fees	3,068,961	2,620,000
Tax Compliance Fees	44,049	37,550
Tax Consultation Fees	122,738	3,478
All Other Fees	—	—
Total Fees	$3,235,748	$2,661,028

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

The request may be made with respect to either specific services or a type of service for predictable or recurring services.  100% of the fees paid to KPMG LLP for services rendered in 2016 and 2015 were pre-approved by the Audit Committee of DISH Network.

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

4.3*

Indenture, relating to the 7 7/8% Senior Notes due 2019, dated as of August 17, 2009 between DISH DBS Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 18, 2009, Commission File No. 0-26176).

4.4*

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

4.6*

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

4.8*

Indenture, relating to the 5 7/8% Senior Notes due 2024, dated as of November 20, 2014 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed November 21, 2014, Commission File No. 333-31929).

4.9*

Indenture, relating to the 7 3/4% Senior Notes due 2026, dated as of June 13, 2016 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed June 13, 2016, Commission File No. 333-31929).

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

10.49*

Third Amendment to Receiver Agreement dated November 4, 2016, between Echosphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 10.67 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2016, Commission File No. 0-26176).

10.50*

First Amendment to Broadcast Agreement dated November 4, 2016, between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.68 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2016, Commission File No. 0-26176).

10.51*

Description of the 2017 Long-Term Incentive Plan dated December 2, 2016 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 8, 2016, Commission File No. 0-26176).**

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101 ☐

The following materials from the Annual Report on Form 10-K of DISH DBS Corporation for the year ended December 31, 2016, filed on March 30, 2017, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholder’s Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

Date:  March 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen	Chairman and Chief Executive Officer	March 30, 2017
Charles W. Ergen	(Principal Executive Officer)

/s/ Steven E. Swain	Senior Vice President and Chief Financial Officer	March 30, 2017
Steven E. Swain	(Principal Financial Officer)

/s/ Paul W. Orban	Senior Vice President and Chief Accounting Officer	March 30, 2017
Paul W. Orban	(Principal Accounting Officer)

/s/ James DeFranco	Director	March 30, 2017
James DeFranco

/s/ R. Stanton Dodge	Director	March 30, 2017
R. Stanton Dodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

DISH DBS Corporation:

We have audited the accompanying consolidated balance sheets of DISH DBS Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016.  These consolidated financial statements are the responsibility of DISH DBS Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DISH DBS Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 30, 2017

DISH DBS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2016	2015

Assets
Current Assets:
Cash and cash equivalents	$776,800	$419,926
Marketable investment securities	3,833	141,335
Trade accounts receivable, net of allowance for doubtful accounts of $16,996 and $20,972, respectively	715,766	822,505
Inventory	464,808	390,253
Other current assets	98,483	115,205
Total current assets	2,059,690	1,889,224

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	82,360	82,374
Property and equipment, net	1,793,479	2,150,340
FCC authorizations	635,794	635,794
Other investment securities	324,371	327,250
Other noncurrent assets, net	223,767	219,574
Total noncurrent assets	3,059,771	3,415,332
Total assets	$5,119,461	$5,304,556

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$485,532	$433,349
Deferred revenue and other	750,245	843,638
Accrued programming	1,542,036	1,531,389
Accrued interest	265,207	224,513
Other accrued expenses	418,602	430,820
Current portion of long-term debt and capital lease obligations	934,509	1,531,928
Total current liabilities	4,396,131	4,995,637

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	13,274,119	12,206,687
Deferred tax liabilities	986,859	1,089,016
Long-term deferred revenue and other long-term liabilities	219,931	164,682
Total long-term obligations, net of current portion	14,480,909	13,460,385
Total liabilities	18,877,040	18,456,022

Commitments and Contingencies (Note 11)

Redeemable noncontrolling interests	10,994	18,000

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,305,834	1,309,138
Accumulated other comprehensive income (loss)	(116)	12,039
Accumulated earnings (deficit)	(15,076,224)	(14,492,752)
Total DISH DBS stockholder's equity (deficit)	(13,770,506)	(13,171,575)
Noncontrolling interests	1,933	2,109
Total stockholder’s equity (deficit)	(13,768,573)	(13,169,466)
Total liabilities and stockholder’s equity (deficit)	$5,119,461	$5,304,556

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Revenue:
Subscriber-related revenue	$14,578,414	$14,524,510	$14,130,607
Equipment sales and other revenue	58,629	113,739	146,806
Total revenue	14,637,043	14,638,249	14,277,413

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	8,613,705	8,511,404	8,066,642
Satellite and transmission expenses	740,224	753,853	685,732
Cost of sales - equipment and other	63,334	91,653	106,037
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	145,941	173,331	231,064
Other subscriber acquisition costs	666,482	849,999	912,718
Subscriber acquisition advertising	588,805	552,278	528,642
Total subscriber acquisition costs	1,401,228	1,575,608	1,672,424
General and administrative expenses	753,204	745,366	762,146
Depreciation and amortization (Note 6)	864,379	907,687	956,101
Total costs and expenses	12,436,074	12,585,571	12,249,082

Operating income (loss)	2,200,969	2,052,678	2,028,331

Other Income (Expense):
Interest income	6,532	5,606	35,810
Interest expense, net of amounts capitalized	(825,615)	(862,231)	(834,856)
Other, net	30,672	14,480	(3,394)
Total other income (expense)	(788,411)	(842,145)	(802,440)

Income (loss) before income taxes	1,412,558	1,210,533	1,225,891
Income tax (provision) benefit, net	(528,777)	(447,640)	(410,831)
Net income (loss)	883,781	762,893	815,060
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(32,747)	(17,242)	(9,825)
Net income (loss) attributable to DISH DBS	$916,528	$780,135	$824,885

Comprehensive Income (Loss):
Net income (loss)	$883,781	$762,893	$815,060
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(1,488)	(23,468)	27,819
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(18,357)	—	—
Deferred income tax (expense) benefit, net	7,690	7,124	(10,625)
Total other comprehensive income (loss), net of tax	(12,155)	(16,344)	17,194
Comprehensive income (loss)	871,626	746,549	832,254
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(32,747)	(17,242)	(9,825)
Comprehensive income (loss) attributable to DISH DBS	$904,373	$763,791	$842,079

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

			Accumulated
		Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interest	Total	Interest
Balance, December 31, 2013	$—	$1,300,101	$11,189	$(5,697,772)	$2,582	$(4,383,900)	$—
Dividends to DISH Orbital Corporation (Note 15)	—	—	—	(2,150,000)	—	(2,150,000)	—
Non-cash, stock-based compensation	—	33,969	—	—	28	33,997	27
Income tax (expense) benefit related to stock awards and other	—	23,022	—	—	(691)	22,331	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	27,819	—	—	27,819	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(10,625)	—	—	(10,625)	—
Capital distribution to EchoStar - Satellite and Tracking Stock Transaction, net of deferred taxes of $31,274	—	(51,466)	—	—	—	(51,466)	—
Sling TV Exchange Transaction with EchoStar:
Capital distribution to EchoStar, net of deferred taxes of $3,542	—	(5,845)	—	—	(6,118)	(11,963)	—
Deemed distribution to EchoStar- initial fair value of redeemable noncontrolling interest, net of deferred taxes of $8,489	—	(14,011)	—	—	—	(14,011)	22,500
Contribution of Sling TV from parent	—	(9,569)	—	—	12,612	3,043	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(7,211)	(7,211)	(2,614)
Net income (loss) attributable to DISH DBS	—	—	—	824,885	—	824,885	—
Balance, December 31, 2014	$—	$1,276,201	$28,383	$(7,022,887)	$1,202	$(5,717,101)	$19,913
Dividends to DISH Orbital Corporation (Note 15)	—	—	—	(8,250,000)	—	(8,250,000)	—
Non-cash, stock-based compensation	—	19,072	—	—	—	19,072	127
Income tax (expense) benefit related to stock awards and other	—	23,463	—	—	691	24,154	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(23,468)	—	—	(23,468)	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	7,124	—	—	7,124	—
Revaluation of EchoStar's interest in Sling TV to redemption value, net of deferred taxes of $5,820	—	(9,598)	—	—	—	(9,598)	15,418
Net income (loss) attributable to noncontrolling interests	—	—	—	—	216	216	(17,458)
Net income (loss) attributable to DISH DBS	—	—	—	780,135	—	780,135	—
Balance, December 31, 2015	$—	$1,309,138	$12,039	$(14,492,752)	$2,109	$(13,169,466)	$18,000
Dividends to DISH Orbital Corporation (Note 15)	—	—	—	(1,500,000)	—	(1,500,000)	—
Non-cash, stock-based compensation	—	12,826	—	—	—	12,826	211
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(19,845)	—	—	(19,845)	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	7,690	—	—	7,690	—
Revaluation of EchoStar's interest in Sling TV to redemption value, net of deferred taxes of $9,824	—	(16,130)	—	—	—	(16,130)	25,954
Net income (loss) attributable to noncontrolling interests	—	—	—	—	424	424	(33,171)
Net income (loss) attributable to DISH DBS	—	—	—	916,528	—	916,528	—
Other	—	—	—	—	(600)	(600)
Balance, December 31, 2016	$—	$1,305,834	$(116)	$(15,076,224)	$1,933	$(13,768,573)	$10,994

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$883,781	$762,893	$815,060
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	864,379	907,687	956,101
Realized and unrealized losses (gains) on investments	(32,509)	—	—
Non-cash, stock-based compensation	13,037	19,199	34,024
Deferred tax expense (benefit)	(84,845)	(108,821)	87,587
Other, net	62,451	(29,835)	40,274
Changes in current assets and current liabilities, net
Trade accounts receivable	110,714	82,229	2,202
Allowance for doubtful accounts	(3,975)	(2,548)	7,539
Inventory	(48,097)	115,570	(11,718)
Other current assets	16,722	14,833	14,373
Trade accounts payable	52,183	45,151	(245,677)
Deferred revenue and other	(93,393)	(21,571)	39,303
Accrued programming and other accrued expenses	41,828	165,881	57,939
Net cash flows from operating activities	1,782,276	1,950,668	1,797,007

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	136,014	1,250,791	2,744,000
Purchases of property and equipment	(533,379)	(646,607)	(822,121)
Other, net	12,993	1,952	(4,941)
Net cash flows from investing activities	(384,372)	606,136	1,916,938

Cash Flows From Financing Activities:
Proceeds from issuance of senior notes (Note 7)	2,000,000	—	2,000,000
Dividend to DISH Orbital Corporation	(1,500,000)	(8,250,000)	(2,150,000)
Redemption and repurchases of senior notes (Note 7)	(1,500,000)	(650,001)	(1,099,999)
Repayment of long-term debt and capital lease obligations	(32,754)	(29,206)	(29,649)
Other, net	(8,276)	30,189	33,368
Net cash flows from financing activities	(1,041,030)	(8,899,018)	(1,246,280)

Net increase (decrease) in cash and cash equivalents	356,874	(6,342,214)	2,467,665
Cash and cash equivalents, beginning of period	419,926	6,762,140	4,294,475
Cash and cash equivalents, end of period	$776,800	$419,926	$6,762,140

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

1.Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.  We offer pay-TV services under the DISH®  brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  The Sling International video programming service (formerly known as DishWorld) was launched prior to 2015, which historically represented a small percentage of our Pay-TV subscribers.  In February and June 2015, we launched our Sling domestic and Sling Latino services, respectively.  In addition to our original Sling domestic service that could only be streamed on one device at a time (single-stream service), in April 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously. In June 2016, our multi-stream Sling domestic service transitioned from its introductory beta period and was re-branded as Sling Blue.  Meanwhile, we re-branded our original single-stream Sling domestic service as Sling Orange.  All Sling branded pay-TV subscribers are included in our Pay-TV subscriber count.  As of December 31, 2016, we had 13.671 million Pay-TV subscribers in the United States.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Redeemable Noncontrolling Interests

Sling TV.  On May 2, 2014, DISH Network contributed its equity interest in Sling TV Holding L.L.C. (“Sling TV Holding,” formerly known as DISH Digital Holding L.L.C.) to us.  As a result, all operating activities of Sling TV Holding are included in our financial results beginning May 2, 2014.  Effective August 1, 2014, EchoStar Corporation (“EchoStar”) and Sling TV Holding entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, Sling TV Holding distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV Holding to a ten percent non-voting interest.  EchoStar’s ten percent non-voting interest was redeemable contingent on a certain performance goal being achieved by Sling TV Holding.  In addition, subject to certain conditions, the interest was redeemable at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest was considered temporary equity and is recorded as “Redeemable noncontrolling interests” in the mezzanine section of our Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV Holding was initially accounted for at fair value.  The performance goal had been determined to be probable of achievement.  Accordingly, the value of EchoStar’s redeemable noncontrolling interest in Sling TV Holding has been adjusted each reporting period for any change in redemption value above the initial fair value (adjusted for the operating results of Sling TV Holding attributable to EchoStar subsequent to August 1, 2014), with the offset recorded in “Additional paid-in capital,” net of deferred taxes on our Consolidated Balance Sheets.  The operating results of Sling TV Holding attributable to EchoStar have been recorded as “Redeemable noncontrolling interests” in our Consolidated Balance Sheets effective August 1, 2014, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On January 31, 2017, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with EchoStar pursuant to which, among other things, EchoStar transferred its ten percent non-voting interest in Sling TV Holding to us.  On February 28, 2017, we and EchoStar completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange”).  As a result, we own 100% of Sling TV Holding, and EchoStar no longer has any interest in Sling TV Holding.  See Note 15 for further information on Sling TV Holding, the Exchange Agreement and the Share Exchange.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, fair value of multi-element arrangements, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, independent third-party retailer incentives, programming expenses and subscriber lives.  Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents.  Cash equivalents as of December 31, 2016 and 2015 may consist of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

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

Inventory

Inventory is stated at the lower of cost or net realizable value.  Cost is determined using the first-in, first-out method.  The cost of manufactured inventory includes the cost of materials, labor, freight-in, royalties and manufacturing overhead.  ~~Net realizable value is calculated as the estimated selling price less reasonable costs necessary to complete, sell, transport and dispose of the inventory.~~

Property and Equipment

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

DBS Satellites.  We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2016.

Indefinite-Lived Intangible Assets

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

DBS FCC Licenses.  We combine all of our indefinite-lived DBS FCC licenses that we currently utilize or plan to utilize in the future into a single unit of accounting.  For 2016 and 2015, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS FCC licenses exceeds its carrying amount.  In our assessment, we considered several qualitative factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS FCC licenses exceeds its carrying amount.  As such, no further analysis was required.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The DBS FCC licenses were assessed quantitatively in 2014.  Our quantitative assessments consisted of a discounted cash flow analysis encompassing future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites.  Projected revenue and cost amounts included projected subscribers.  In conducting our annual impairment test in 2014, we determined that the fair value of the DBS FCC licenses exceeded its carrying amount.

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

Long-Term Deferred Revenue and Other Long-Term Liabilities

Certain programmers provide us up-front payments.  Such amounts are deferred and recognized as reductions to “Subscriber-related expenses” on a straight-line basis over the relevant remaining contract term (generally up to ten years).  The current and long-term portions of these deferred credits are recorded in our Consolidated Balance Sheets in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities,” respectively.

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

As of December 31, 2016 and 2015, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

Fair values for our publicly traded debt securities are based on quoted market prices, when available.  The fair values of private debt are based on, among other things, available trade information, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities.  See Note 7 for the fair value of our long-term debt.

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

Subscriber fees for DISH branded pay-TV equipment rental fees and other hardware related fees, including fees for DVRs, fees for equipment and additional outlet fees, advertising services and fees earned from our in-home service operations are recognized as revenue as earned.  Generally, revenue from equipment sales and equipment upgrades is recognized upon shipment to customers.  Revenue from sales of streaming-capable devices for our Sling branded pay-TV services are recognized over the promotion period.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Subscriber Acquisition Costs

Subscriber acquisition costs in our Consolidated Statements of Operations and Comprehensive Income (Loss) consist of costs incurred to acquire new Pay-TV subscribers through independent third parties and our direct sales distribution channel.  Subscriber acquisition costs include the following line items from our Consolidated Statements of Operations and Comprehensive Income (Loss):

•

“Cost of sales — subscriber promotion subsidies” includes the cost of our DBS receiver systems sold to independent third-party retailers and other distributors of our equipment and DBS receiver systems sold directly by us to DISH branded pay-TV subscribers.

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

We characterize amounts paid to our independent third-party retailers as consideration for equipment installation services and for equipment buydowns (incentives and rebates) as a reduction of revenue.  We expense payments for equipment installation services as “Other subscriber acquisition costs.”  Our payments for equipment buydowns represent a partial or complete return of the independent third-party retailer’s purchase price and are, therefore, netted against the proceeds received from the independent third-party retailer.  We report the net cost from our various sales promotions through our independent third-party retailer network as a component of “Other subscriber acquisition costs.”

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), and has modified the standard thereafter.  On July 9, 2015, the FASB approved a one year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018. This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board to create common revenue recognition guidance for GAAP and International Financial Reporting Standards.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected an adoption method.  While we have not determined the effect of the standard on our ongoing financial reporting, we believe that the standard will, among other things, change the allocation and timing of when revenue is recognized for those customers who have a contractual commitment to receive service for a minimum term, including time-limited discounts or free service periods.  Under current accounting rules, we recognize revenue net of discounts during the promotional periods and do not recognize any revenue during free service periods.  Under ASU 2014-09, revenue recognition will be accelerated for these contracts as the impact of discounts or free service periods that are considered performance obligations will be recognized uniformly over the total contractual period.  In addition, the standard will require that incremental costs to obtain a customer, which represent a significant portion of our non-advertising subscriber acquisition costs, be deferred and recognized over the expected customer life, whereas our current policy is to expense these costs as incurred.  As the new standard will impact revenue and cost recognition for a significant number of our contracts, as well as our business processes and information technology systems, our evaluation of the effect of the new standard is ongoing.  We are currently in the process of identifying and implementing changes to our systems, processes, and internal controls to meet the requirements of the standard.  The ultimate impact of adopting ASU 2014-09 for both revenue recognition and costs to obtain and fulfill contracts will depend on the promotions and offers in place during the period leading up to and after the adoption of ASU 2014-09.

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

Financial Instruments – Credit Losses.  On June 16, 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted.  We are evaluating the impact the adoption of ASU 2016-13 will have on our consolidated financial statements and related disclosures.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Statement of Cash Flows - Update.  On August 26, 2016, the FASB issued 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  This update consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments.  If practicable, this update should be applied using a retrospective transition method to each period presented.  For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable.  This update will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We are evaluating the impact the adoption of ASU 2016-15 will have on our consolidated financial statements.

Statement of Cash Flows:  Restricted Cash.  On November 17, 2016, the FASB issued ASU 2016-18 Restricted Cash (“ASU 2016-18”),  which addresses the diversity where changes in restricted cash are classified on the cash flow statement.  ASU 2016-18 requires that changes in restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We expect that the adoption of ASU 2016-18 will have an immaterial impact on our consolidated financial statements and related disclosures.

Compensation – Stock Compensation.  On March 30, 2016, the FASB issued ASU 2016-09 Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”),  which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  During the third quarter 2016, we adopted ASU 2016-09, which had an immaterial impact on our consolidated financial statements.

3.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash paid for interest	$773,500	$852,679	$832,654
Cash received for interest	2,932	5,606	34,534
Cash paid for income taxes	25,839	2,632	18,186
Cash paid for income taxes to DISH Network	551,693	558,220	279,234
Satellites and other assets financed under capital lease obligations	1,328	—	3,462
Satellite and Tracking Stock Transaction with EchoStar:
Transfer of property and equipment, net	-	—	432,080
Investment in EchoStar and HSSC preferred tracking stock - cost method	-	—	316,204
Transfer of liabilities and other	-	—	44,540
Capital distribution to EchoStar, net of deferred taxes of $31,274	-	—	51,466
Sling TV Exchange Transaction with EchoStar:
Transfer of property and equipment, net	-	—	8,978
Transfer of investments and intangibles, net	-	—	25,097
Capital distribution to EchoStar, net of deferred taxes of $3,542	-	—	5,845
Deemed distribution to EchoStar - initial fair value of redeemable noncontrolling interest, net of deferred taxes of $8,489	-	—	14,011

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
Marketable investment securities:
Current marketable investment securities	$3,833	$141,335
Restricted marketable investment securities (1)	81,679	82,280
Total marketable investment securities	85,512	223,615

Restricted cash and cash equivalents (1)	681	94

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method	228,795	228,795
Investment in HSSC preferred tracking stock - cost method	87,409	87,409
Other investment securities - cost method	8,167	11,046
Total other investment securities	324,371	327,250

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$410,564	$550,959

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2016 and 2015, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Other Investment Securities

We have strategic investments in certain debt and equity securities that are included in noncurrent “Other investment securities” on our Consolidated Balance Sheets and accounted for using the cost, equity and/or available-for-sale methods of accounting.

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

Investment in Tracking Stock

On February 20, 2014, we entered into agreements with EchoStar to implement a transaction pursuant to which, among other things:  (i) on March 1, 2014, we transferred to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV (collectively the “Transferred Satellites”), including related in-orbit incentive obligations and cash interest payments of approximately $59 million), and approximately $11 million in cash in exchange for an aggregate of 6,290,499 shares of a series of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and an aggregate of 81.128 shares of a series of preferred tracking stock issued by HSSC (the “HSSC Tracking Stock” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”); and (ii) beginning on March 1, 2014, we lease back certain satellite capacity on the Transferred Satellites (collectively, the “Satellite and Tracking Stock Transaction”).  As of November 30, 2015, we no longer lease satellite capacity on the EchoStar I satellite.  The Tracking Stock generally tracks the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HSSC, including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes Retail Group”).  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.

Since the Satellite and Tracking Stock Transaction was among entities under common control, we recorded the Tracking Stock at EchoStar’s and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.  Although our investment in the Tracking Stock represented an aggregate 80% economic interest in the Hughes Retail Group, we had no operational control or significant influence over the Hughes Retail Group business, and there was no public market for the Tracking Stock.  As such, the Tracking Stock was accounted for under the cost method of accounting.

On January 31, 2017, we entered into the Share Exchange Agreement with EchoStar pursuant to which, among other things, we transferred the EchoStar Tracking Stock to EchoStar and the HSSC Tracking Stock to HSSC.  On February 28, 2017, we and EchoStar completed the Share Exchange.  As a result, we no longer hold EchoStar Tracking Stock or HSSC Tracking Stock.  See Note 15 for further information.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2016 and 2015, we had accumulated net unrealized losses of less than $1 million and net unrealized gains of $20 million, respectively.  These amounts, net of related tax effect, were less than $1 million and $12 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).” The components of our available-for-sale investments are summarized in the table below.

	As of December 31,
	2016				2015
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U. S. Treasury and agency securities	$81,982	$13	$(132)	$(119)	$82,124	$2	$(135)	$(133)
Corporate securities	3,530	3	—	3	90,838	3	(174)	(171)
Other	—	—	—	—	17,382	—	(2)	(2)
Equity securities	—	—	—	—	33,271	20,034	—	20,034
Total	$85,512	$16	$(132)	$(116)	$223,615	$20,039	$(311)	$19,728

As of December 31, 2016, restricted and non-restricted marketable investment securities included debt securities of $51 million with contractual maturities within one year and $35 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of December 31, 2016, the unrealized losses related to our investments in debt securities primarily represented investments in U.S. treasury and agency securities.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of December 31,
	2016		2015
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$51,796	$(131)	$153,580	$(306)
12 months or more	1,410	(1)	5,782	(5)
Total	$53,206	$(132)	$159,362	$(311)

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2016				2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$702,331	$4,126	$698,205	$—	$307,406	$25,814	$281,592	$—

Debt securities (including restricted):
U. S. Treasury and agency securities	$81,982	$81,982	$—	—	$82,124	$77,328	$4,796	$—
Corporate securities	3,530	—	3,530	—	90,838	—	90,838	—
Other	—	—	—	—	17,382	—	17,382	—
Equity securities	—	—	—	—	33,271	33,271	—	—
Total	$85,512	$81,982	$3,530	$—	$223,615	$110,599	$113,016	$—

During the years ended December 31, 2016 and 2015, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

5.Inventory

Inventory consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
Finished goods	$323,453	$304,812
Work-in-process and service repairs	132,286	74,768
Raw materials	9,069	10,673
Total inventory	$464,808	$390,253

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

6.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2016	2015
		(In thousands)
Equipment leased to customers	2-5	$3,014,243	$3,439,254
EchoStar XV	15	277,658	277,658
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	708,313	679,221
Buildings and improvements	1-40	92,225	85,547
Land	-	5,205	5,504
Construction in progress	-	67,838	34,793
Total property and equipment		4,665,301	5,021,796
Accumulated depreciation		(2,871,822)	(2,871,456)
Property and equipment, net		$1,793,479	$2,150,340

Construction in progress consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
Software projects	$45,590	$22,539
Other	22,248	12,254
Total construction in progress	$67,838	$34,793

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Equipment leased to customers	$736,952	$783,310	$810,945
Satellites	61,045	61,045	68,984
Buildings, furniture, fixtures, equipment and other	66,382	63,332	76,172
Total depreciation and amortization	$864,379	$907,687	$956,101

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

We did not record any capitalized interest during the years ended December 31, 2016, 2015 or 2014.

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

As of December 31, 2016, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
			(Years)/
		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15

Leased from DISH Network (1):
EchoStar XVIII	June 2016	61.5	Month to month

Leased from EchoStar (2):
EchoStar VII (3)	February 2002	119	June 2018
EchoStar IX	August 2003	121	Month to month
EchoStar X (3)	February 2006	110	February 2021
EchoStar XI (3)	July 2008	110	September 2021
EchoStar XII (3)	July 2003	61.5	September 2017
EchoStar XIV (3)	March 2010	119	February 2023
EchoStar XVI (4)	November 2012	61.5	January 2018
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 15 for further information on our Related Party Transactions with DISH Network.
(2)	See Note 15 for further information on our Related Party Transactions with EchoStar.
(3)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(4)	We have the option to renew this lease for an additional five-year period. If we exercise our five-year renewal option, we have the option to renew this lease for an additional five years.

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

In the past, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet.  See Note 2 “Impairment of Long-Lived Assets” for further information on evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail.  We generally do not carry commercial launch or in-orbit insurance on any of the satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured launch or in-orbit satellite failures.  In light of current favorable market conditions, in January 2016, DISH Network procured commercial launch and in-orbit insurance (for a period of one year following launch) for the EchoStar XVIII satellite, which was launched on June 18, 2016.

Intangible Assets

FCC Authorizations

As of December 31, 2016 and 2015, our FCC Authorizations consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
DBS Licenses	$611,794	$611,794
MVDDS Licenses	24,000	24,000
Total	$635,794	$635,794

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

7.Long-Term Debt and Capital Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2016 and 2015:

	As of December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7 1/8% Senior Notes due 2016 (1)	$—	$—	$1,500,000	$1,506,750
4 5/8% Senior Notes due 2017 (2)	900,000	913,887	900,000	922,770
4 1/4% Senior Notes due 2018	1,200,000	1,228,464	1,200,000	1,207,560
7 7/8% Senior Notes due 2019	1,400,000	1,559,698	1,400,000	1,525,440
5 1/8% Senior Notes due 2020	1,100,000	1,141,866	1,100,000	1,100,000
6 3/4% Senior Notes due 2021	2,000,000	2,178,880	2,000,000	2,021,020
5 7/8% Senior Notes due 2022	2,000,000	2,114,780	2,000,000	1,889,780
5 % Senior Notes due 2023	1,500,000	1,500,315	1,500,000	1,297,500
5 7/8% Senior Notes due 2024	2,000,000	2,064,000	2,000,000	1,765,000
7 3/4% Senior Notes due 2026	2,000,000	2,270,900	—	—
Other notes payable	12,606	12,606	13,686	13,686
Subtotal	14,112,606	$14,985,396	13,613,686	$13,249,506
Unamortized deferred financing costs and debt discounts, net	(40,124)		(41,563)
Capital lease obligations (3)	136,146		166,492
Total long-term debt and capital lease obligations (including current portion)	$14,208,628		$13,738,615

(1)	On February 1, 2016, we redeemed the principal balance of our 7 1/8% Senior Notes due 2016.
(2)

Our 4 5/8% Senior Notes due 2017 mature on July 15, 2017 and have been reclassified to “Current portion of long-term debt and capital lease obligations” on our Consolidated Balance Sheets as of December 31, 2016.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The 5 7/8% Senior Notes due 2024 are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to November 15, 2017, we may also redeem up to 35% of the 5 7/8% Senior Notes due 2024 at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
4 5/8% Senior Notes due 2017	January 15 and July 15	$41,625
4 1/4% Senior Notes due 2018	April 1 and October 1	$51,000
7 7/8% Senior Notes due 2019	March 1 and September 1	$110,250
5 1/8% Senior Notes due 2020	May 1 and November 1	$56,375
6 3/4% Senior Notes due 2021	June 1 and December 1	$135,000
5 7/8% Senior Notes due 2022	January 15 and July 15	$117,500
5% Senior Notes due 2023	March 15 and September 15	$75,000
5 7/8% Senior Notes due 2024	May 15 and November 15	$117,500
7 3/4% Senior Notes due 2026	January 1 and July 1	$155,000

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

Other Long-Term Debt and Capital Lease Obligations

Other long-term debt and capital lease obligations consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
Satellites and other capital lease obligations	$136,146	$166,492
Notes payable related to satellite vendor financing and other debt payable in installments through 2025 with interest rates of approximately 6.0%	12,606	13,686
Total	148,752	180,178
Less: current portion	(34,509)	(31,928)
Other long-term debt and capital lease obligations, net of current portion	$114,243	$148,250

Capital Lease Obligations

Anik F3.  Anik F3, an FSS satellite, was launched and commenced commercial operation in April 2007.  This satellite is accounted for as a capital lease and depreciated over the term of the satellite service agreement.  We have leased 100% of the Ku-band capacity on Anik F3 for a period of 15 years.

Ciel II.  Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation in February 2009.  This satellite is accounted for as a capital lease and depreciated over the term of the satellite service agreement.  We have leased 100% of the capacity on Ciel II for an initial 10 year term.

As of December 31, 2016 and 2015, we had $500 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $365 million and $322 million, respectively.  In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $43 million in depreciation expense on satellites acquired under capital lease agreements during each of the years ended December 31, 2016, 2015 and 2014.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Future minimum lease payments under the capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2016 are as follows (in thousands):

For the Years Ended December 31,
2017	$76,297
2018	75,935
2019	50,320
2020	48,000
2021	48,000
Thereafter	16,000
Total minimum lease payments	314,552
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(153,360)
Net minimum lease payments	161,192
Less: Amount representing interest	(25,046)
Present value of net minimum lease payments	136,146
Less: Current portion	(33,412)
Long-term portion of capital lease obligations	$102,734

The summary of future maturities of our outstanding long-term debt as of December 31, 2016 is included in the commitments table in Note 11.

8.Income Taxes and Accounting for Uncertainty in Income Taxes

Income Taxes

DISH DBS and its domestic subsidiaries join with DISH Network in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns.  The federal and state income tax provisions or benefits recorded by DISH DBS are generally those that would have been recorded if DISH DBS and its domestic subsidiaries had filed returns as a consolidated group independent of DISH Network.  Cash is due and paid to DISH Network based on amounts that would be payable based on DISH DBS consolidated or combined group filings.  Amounts are receivable from DISH Network on a basis similar to when they would be receivable from the IRS or other state taxing authorities.  The amounts paid to DISH Network during the years ended December 31, 2016, 2015 and 2014 were $552 million, $558 million and $279 million, respectively.

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

As of December 31, 2016, we had no net operating loss carryforwards (“NOLs”) for federal and state income tax purposes.  In addition, there are $12 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance.  The state credit carryforwards began to expire in 2015.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Current (benefit) provision:
Federal	$541,217	$525,224	$342,417
State	62,805	34,754	(26,163)
Foreign	9,600	(3,517)	6,990
Total current (benefit) provision	613,622	556,461	323,244

Deferred (benefit) provision:
Federal	(83,714)	(117,608)	78,420
State	(636)	10,192	14,011
Increase (decrease) in valuation allowance	(495)	(1,405)	(4,844)
Total deferred (benefit) provision	(84,845)	(108,821)	87,587
Total (benefit) provision	$528,777	$447,640	$410,831

Our $1.413 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included income of $8 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2016	2015	2014
	% of pre-tax income/(loss)
Statutory rate	35.0	35.0	35.0
State income taxes, net of federal benefit	3.0	3.3	2.0
Reversal of uncertain tax positions	(1.3)	(0.9)	(3.5)
Other, net	0.7	(0.4)	-
Total (benefit) provision for income taxes	37.4	37.0	33.5

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities.  Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$7,680	$12,193
Accrued expenses	50,618	36,774
Stock-based compensation	16,561	15,708
Deferred revenue	19,064	27,840
Total deferred tax assets	93,923	92,515
Valuation allowance	(3,315)	(3,810)
Deferred tax asset after valuation allowance	90,608	88,705

Deferred tax liabilities:
Depreciation	(712,595)	(806,105)
FCC authorizations and other intangible amortization	(218,279)	(217,827)
Unrealized (gains) losses on available for sale and other investments	—	(7,240)
Bases difference in partnerships and cost method investments (1)	(122,620)	(118,977)
Other liabilities	(23,973)	(27,572)
Total deferred tax liabilities	(1,077,467)	(1,177,721)
Net deferred tax asset (liability)	$(986,859)	$(1,089,016)

(1)

Included in this line item are deferred taxes related to our cost method investments, including our cost method investments in the Tracking Stock.  On February 28, 2017, we completed the Share Exchange with EchoStar pursuant to which, among other things, we transferred the EchoStar Tracking Stock to EchoStar and the HSSC Tracking Stock to HSSC.  As a result, we no longer hold EchoStar Tracking Stock or HSSC Tracking Stock.

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations.  We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 2005 due to the carryover of previously incurred NOLs.  We are currently under a federal income tax examination for fiscal years 2008 through 2012.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2016	2015	2014
	(In thousands)
Balance as of beginning of period	$202,400	$207,675	$145,884
Additions based on tax positions related to the current year	39,752	12,502	69,643
Additions based on tax positions related to prior years	395	14,593	58,963
Reductions based on tax positions related to prior years	(34,761)	(24,905)	(16,379)
Reductions based on tax positions related to settlements with taxing authorities	(3,628)	(2,648)	(42,023)
Reductions based on tax positions related to the lapse of the statute of limitations	(3,118)	(4,817)	(8,413)
Balance as of end of period	$201,040	$202,400	$207,675

We have $181 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate.  We do not expect any material portion of this amount to be paid or settled within the next twelve months.

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2016 and 2015, we recorded $5 million and $3 million in net interest and penalty expense to earnings, respectively.  During the year ended December 31, 2014, we recorded a credit of $3 million in net interest and penalty expense to earnings.  Accrued interest and penalties were $19 million and $14 million at December 31, 2016 and 2015, respectively.  The above table excludes these amounts.

9.Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in the DISH Network employee stock purchase plan (the “ESPP”), in which DISH Network is authorized to issue up to 2.8 million shares of Class A common stock.  At December 31, 2016, DISH Network had 1.0 million shares of Class A common stock which remain available for issuance under the ESPP.  Substantially all full-time employees who have been employed by DISH Network for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase DISH Network’s capital stock under all of DISH Network’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of DISH Network’s Class A common stock on the last business day of each calendar quarter in which such shares of DISH Network’s Class A common stock are deemed sold to an employee under the ESPP.  During the years ended December 31, 2016, 2015 and 2014, employee purchases of DISH Network’s Class A common stock through the ESPP totaled approximately 0.2 million, 0.1 million and 0.1 million shares, respectively.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2016	2015	2014
	(In thousands)
Total matching contributions, net of forfeitures	$6,546	$6,145	$6,222
Discretionary stock contributions, net of forfeitures	$23,158	$25,261	$25,972

10.Stock-Based Compensation

Stock Incentive Plans

DISH Network maintains stock incentive plans to attract and retain officers, directors and key employees.  Our employees participate in the DISH Network stock incentive plans.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of December 31, 2016, there were outstanding under these plans stock options to acquire 7.9 million shares of DISH Network’s Class A common stock and 1.3 million restricted stock units associated with our employees.  Stock options granted on or prior to December 31, 2016 were granted with exercise prices equal to or greater than the market value of DISH Network Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically DISH Network has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH Network-specific subscriber, operational and/or financial goals.  As of December 31, 2016, DISH Network had 67.6 million shares of its Class A common stock available for future grant under its stock incentive plans.

Exercise prices for DISH Network stock options outstanding and exercisable associated with our employees as of December 31, 2016 were as follows:

			Options Outstanding			Options Exercisable
			Number Outstanding as of December 31, 2016	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2016	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$—	-	$10.00	207,400	1.51	$6.34	207,400	1.51	$6.35
$10.01	-	$20.00	1,885,085	3.47	$15.44	85,085	2.94	$16.73
$20.01	-	$30.00	1,617,876	4.41	$26.64	1,067,876	4.22	$25.98
$30.01	-	$40.00	1,426,222	5.88	$36.11	257,822	5.40	$34.96
$40.01	-	$50.00	428,900	9.08	$46.22	7,800	2.03	$42.84
$50.01	-	$60.00	1,532,000	8.53	$56.98	48,500	4.00	$57.58
$60.01	-	$70.00	796,250	7.11	$66.56	189,050	7.16	$65.51
$70.01	-	$80.00	20,000	3.00	$72.89	20,000	3.00	$72.89
$—	-	$80.00	7,913,733	5.69	$36.22	1,883,533	4.29	$29.98

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Stock Award Activity

DISH Network stock option activity associated with our employees was as follows:

	For the Years Ended December 31,
	2016		2015		2014
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	6,807,169	$31.17	10,214,344	$25.29	11,938,090	$22.49
Granted	1,901,000	$54.41	452,000	$69.11	667,750	$63.23
Exercised	(403,834)	$23.26	(1,731,975)	$16.26	(2,233,496)	$20.49
Forfeited and cancelled	(390,602)	$50.28	(2,127,200)	$23.12	(158,000)	$41.84
Total options outstanding, end of period	7,913,733	$36.22	6,807,169	$31.17	10,214,344	$25.29
Performance-based options outstanding, end of period (1)	4,312,000	$31.39	3,904,500	$28.03	5,926,500	$25.15
Exercisable at end of period	1,883,533	$29.98	1,927,069	$26.87	3,107,544	$19.81

(1)	These stock options are included in the caption “Total options outstanding, end of period.” See discussion of the 2005 LTIP, 2008 LTIP, 2013 LTIP and Other Employee Performance Awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Tax benefit from stock awards exercised	$5,006	$33,716	$42,334

Based on the closing market price of DISH Network Class A common stock on December 31, 2016, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of December 31, 2016
	Options	Options
	Outstanding	Exercisable
	(In thousands)
Aggregate intrinsic value	$179,033	$54,382

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

DISH Network restricted stock unit activity associated with our employees was as follows:

	For the Years Ended December 31,
	2016		2015		2014
	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,382,250	$32.01	1,731,332	$32.60	1,863,165	$29.27
Granted	67,060	$56.35	62,530	$68.79	316,500	$63.57
Vested	(60)	$49.15	(125,280)	$63.92	(278,000)	$45.04
Forfeited and cancelled	(113,250)	$45.12	(286,332)	$29.67	(170,333)	$33.43
Total restricted stock units outstanding, end of period (1)	1,336,000	$32.11	1,382,250	$32.01	1,731,332	$32.60

(1)	All restricted stock units outstanding are Restricted Performance Units. See discussion of the 2005 LTIP, 2008 LTIP, 2013 LTIP and Other Employee Performance Awards below.

Long-Term Performance-Based Plans

2005 LTIP.  During 2005, DISH Network adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”).  The 2005 LTIP provided stock options and restricted stock units, either alone or in combination, which vested over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter.  Exercise of the stock awards was subject to the foregoing vesting schedule and a performance condition that a DISH Network-specific subscriber goal be achieved by March 31, 2015.  The performance condition was not achieved, none of the awards became exercisable and the 2005 LTIP expired by its terms on March 31, 2015.

2008 LTIP.  During 2008, DISH Network adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”).  The 2008 LTIP provided stock options and restricted stock units, either alone or in combination, which vested based on DISH Network-specific subscriber and financial goals.  As of June 30, 2013, 100% of the eligible 2008 LTIP awards had vested.

2013 LTIP.  During 2013, DISH Network adopted a long-term, performance-based stock incentive plan (the “2013 LTIP”).  The 2013 LTIP provides stock options and restricted stock units in combination, which vest based on DISH Network-specific subscriber and financial goals.  Exercise of the stock awards is contingent on achieving these goals by September 30, 2022.

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

During the years ended December 31, 2015, 2014, 2013, DISH Network determined that 30%, 10% and 20%, respectively, of the 2013 LTIP performance goals were probable of achievement.  During the year ended December 31, 2016, no additional 2013 LTIP performance goals were deemed probable of achievement.  As a result, we recorded non-cash, stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”  As of December 31, 2016, approximately 20% of the 2013 LTIP awards had vested.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2017 LTIP.    On December 2, 2016, DISH Network adopted a long-term, performance-based stock incentive plan (the “2017 LTIP”).  The 2017 LTIP provides stock options, which vest based on DISH Network-specific subscriber and financial goals.  Awards were initially granted under the 2017 LTIP as of January 1, 2017.  Exercise of the stock awards is contingent on achieving these goals by December 31, 2020.

Although no awards vest until DISH Network attains the performance goals, compensation related to the 2017 LTIP will be recorded based on DISH Network’s assessment of the probability of meeting the performance goals.  If the performance goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal.

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

Although no awards vest until the performance goals are attained, DISH Network determined that certain goals were probable of achievement and, as a result, we recorded non-cash, stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain DISH Network-specific subscriber, operational and/or financial goals was not probable as of December 31, 2016, that assessment could change in the future.

The non-cash, stock-based compensation expense associated with these awards for our employees was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2016	2015	2014
	(In thousands)
2013 LTIP	$2,565	$10,157	$12,361
Other employee performance awards	1,424	1,694	14,095
Total non-cash, stock-based compensation expense recognized for performance-based awards	$3,989	$11,851	$26,456

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2013 LTIP		Other Employee Performance Awards
	(In thousands)
Expense estimated to be recognized during 2017		$7,067	$1,070
Estimated contingent expense subsequent to 2017		40,469	134,580
Total estimated remaining expense over the term of the plan		$47,536	$135,650

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Of the 7.9 million stock options and 1.3 million restricted stock units outstanding under the DISH Network stock incentive plans associated with our employees as of December 31, 2016, the following awards were outstanding pursuant to the performance based stock incentive plans:

	As of December 31, 2016
Performance-Based Stock Options	Number of Awards	Weighted- Average Grant Price
2013 LTIP	1,472,000	$43.50
Other employee performance awards	2,840,000	$25.12
Total	4,312,000	$31.39

Restricted Performance Units
2013 LTIP	736,000
Other employee performance awards	600,000
Total	1,336,000

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2016, 2015 and 2014 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Subscriber-related	$694	$2,164	$1,859
General and administrative	12,343	17,035	32,165
Total non-cash, stock based compensation	$13,037	$19,199	$34,024

As of December 31, 2016, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $22 million and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest.

Valuation

The fair value of each stock option granted for the years ended December 31, 2016, 2015 and 2014 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2016			2015			2014
Risk-free interest rate	1.06%	-	2.27%	1.40%	-	2.19%	1.80%	-	2.84%
Volatility factor	26.12%	-	33.37%	26.42%	-	36.22%	28.53%	-	38.62%
Expected term of options in years	5.4	-	10.0	5.5	-	7.8	5.5	-	9.0
Weighted-average fair value of options granted	$12.45	-	$26.86	$16.14	-	$29.73	$19.08	-	$29.20

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

11.Commitments and Contingencies

Commitments

As of December 31, 2016, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Long-term debt obligations	$14,112,606	$901,097	$1,201,163	$1,401,233	$1,101,306	$2,001,385	$7,506,422
Capital lease obligations	136,146	33,412	36,260	19,503	19,137	20,615	7,219
Interest expense on long-term debt and capital lease obligations	4,973,057	877,477	799,543	771,490	631,593	534,350	1,358,604
Satellite-related obligations	1,615,590	382,348	348,617	301,102	241,371	208,196	133,956
Operating lease obligations	139,673	41,334	25,266	18,954	13,728	9,332	31,059
Purchase obligations	2,086,659	1,649,341	275,669	130,230	16,386	8,833	6,200
Total	$23,063,731	$3,885,009	$2,686,518	$2,642,512	$2,023,521	$2,782,711	$9,043,460

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent that we procure launch and/or in-orbit insurance on our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $201 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 8, and are included on our Consolidated Balance Sheets as of December 31, 2016.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Auction 1000.  On February 10, 2016, DISH Network filed an application with the FCC to potentially participate as a bidder in the forward auction phase of the broadcast incentive auction in the 600 MHz frequency range (“Auction 1000”).  The available spectrum in each licensed geographic area in Auction 1000 is generally comprised of certain paired 5x5 spectrum blocks (5 MHz uplink spectrum and 5 MHz downlink spectrum).  As a result, a nationwide footprint may be obtained by aggregating a single 5x5 spectrum block in each available licensed geographic area.

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

Before the forward auction phase of Stage 1 of Auction 1000 began, a qualified bidder in the forward auction could make an upfront deposit of up to approximately $5.4 billion.  On July 15, 2016, the FCC announced that a subsidiary of DISH Network and 61 other applicants were qualified to participate in the forward auction.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that applicants may disclose about their participation in Auction 1000.

After each of Stages 1 – 3 of Auction 1000 ended, the aggregate bids in the forward auction phase did not exceed the amount necessary for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to Stage 4.  The reverse auction phase of Stage 4 began on December 13, 2016 and ended on January 13, 2017.  Pursuant to the FCC’s procedures for Auction 1000 and based on the results of the reverse auction phase of Stage 4, in order for Auction 1000 to ultimately conclude, the aggregate bids in the forward auction phase of Stage 4 would have to exceed approximately $12.0 billion.  The forward auction phase of Stage 4 includes 70 MHz of spectrum in over 90% of the available licensed geographic areas, based on the broadcasters’ indicated availability of spectrum in the reverse auction phase.  The clock bidding portion of the forward auction phase of Stage 4 began on January 18, 2017 and ended on February 10, 2017.  The aggregate bids of approximately $19.6 billion exceeded the approximately $12.0 billion required for Auction 1000 to ultimately conclude.  As a result, Auction 1000 moved to the assignment portion of the forward auction phase in which winning bidders in the clock bidding portion have the opportunity to bid for frequency-specific licenses.  The assignment portion began on March 6, 2017, and all assignment rounds are expected to end no later than March 30, 2017.  During the assignment portion, the FCC rules restricting information that forward auction applicants may disclose about their participation in Auction 1000 remain in place.  As mentioned above, a subsidiary of DISH Network qualified to participate in the forward auction.  To the extent that it is the winning bidder for any 600 MHz licenses, DISH Network would expect to pay for such licenses from any upfront deposit made with the FCC and/or existing cash and marketable investment securities balances.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network has made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  DISH Network may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential payments related to the re-auction of AWS-3 Licenses by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans or partnerships could vary significantly.

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

See “Item 1A. Risk Factors – We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of December 31, 2016, the remaining obligation of the DISH Network guarantee was $190 million.

As of December 31, 2016, we have not recorded a liability on the balance sheet for this guarantee.

Purchase Obligations

Our 2017 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, transmission costs, engineering services, and other products and services related to the operation of our Pay-TV services.  Our purchase obligations also include certain fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

Rent Expense

Total rent expense for operating leases was $407 million, $477 million and $468 million in 2016, 2015 and 2014, respectively.

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

Contingencies

Separation Agreement

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  In connection with the Spin-off, DISH Network entered into a separation agreement with EchoStar that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH Network will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as our acts or omissions following the Spin-off.  The Share Exchange Agreement contains additional indemnification provisions between us and EchoStar for certain liabilities and legal proceedings.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against DISH Network, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums”.  ClearPlay alleges that the AutoHop™ feature of our Hopper set-top box infringes the asserted patents.  On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action.  In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable.  ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office.  On October 31, 2016, the stay was lifted.  No trial date has been set.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., DISH Network, EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey® set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 26, 2015, we and EchoStar filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 233 patent.  The United States Patent and Trademark Office has agreed to institute a proceeding on our petition, as well as on two third-party petitions challenging the validity of certain claims of the 233 patent, and it heard oral argument on January 16, 2016.  On June 1, 2016, the United States Patent and Trademark Office found that all claims asserted against us and the EchoStar parties were unpatentable.  On July 5, 2016, CRFD filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  The hearing for the appeal is scheduled on April 6, 2017.  The litigation in the District Court has been stayed since June 4, 2015 pending resolution of our petition to the United States Patent and Trademark Office.

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

Customedia Technologies, L.L.C.

On February 10, 2016, Customedia Technologies, L.L.C. (“Customedia”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of four patents: United States Patent No. 8,719,090 (the “090 patent”); United States Patent No. 9,053,494 (the “494 patent”); United States Patent No. 7,840,437 (the “437 patent”); and United States Patent No. 8,955,029 (the “029 patent”).  Each patent is entitled “System for Data Management And On-Demand Rental And Purchase Of Digital Data Products.”  Customedia appears to allege infringement in connection with our addressable advertising services, our DISH Anywhere feature, and our Pay-Per-View and video-on-demand offerings.  In December 2016 and January 2017, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents.  Trial has been set for September 5, 2017.  Customedia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois (the “FTC Action”), alleging violations of the Telephone Consumer Protection Act (“TCPA”) and the Telemarketing Sales Rule (“TSR”), as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs were seeking civil penalties and damages of approximately $270 million and that the federal plaintiff was seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs were also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We also filed a motion for summary judgment, seeking dismissal of all claims.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. is entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs are entitled to partial summary judgment with respect to ten claims in the action, which includes, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages are questions for trial.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

On October 3, 2016, the plaintiffs further modified their request for injunctive relief and are now seeking, among other things, to enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from some or all existing independent third-party retailers.  The second phase of the bench trial, which commenced on October 25, 2016 and concluded on November 2, 2016, covered the plaintiffs’ requested injunctive relief, as well as certain evidence related to the state plaintiffs’ claims.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  The plaintiff is also seeking enhanced damages under the TCPA for alleged willful or knowing violations.  The Court will decide whether there were any willful or knowing violations, and the Court has discretion to increase the damages by up to three times for any such violations.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial in the Krakauer Action.

The plaintiffs in the FTC Action have asserted that the jury verdict in the Krakauer Action preclusively establishes that the independent third-party retailer at issue in the Krakauer Action was acting as DISH Network L.L.C.’s agent when it made the calls at issue in the FTC Action, and is otherwise persuasive evidence that the other independent third-party retailers at issue in the FTC Action were acting as DISH Network’s L.L.C.’s agents when they made their respective calls at issue in the FTC Action, that the alleged civil penalties being sought by the federal and state plaintiffs are reasonable, and that the calls made by DISH Network L.L.C. and independent third-party retailers at issue in the FTC Action were made to landline residential phones.  We have opposed those assertions.

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

On February 3, 2016, Grecia filed a new complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of California, alleging infringement of United States Patent No. 8,887,308 (the “308 patent”), which is entitled “Digital Cloud Access—PDMAS Part III,” on which Grecia is also the named inventor.  Grecia alleges that we violate the 308 patent in connection with our DISH Anywhere feature.  On July 29, 2016, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 308 patent.  On January 19, 2017, the United States Patent and Trademark Office declined to institute a proceeding on our petition.  The litigation in the District Court, which had been stayed since June 13, 2016 pending resolution of DISH Network L.L.C.’s petition to the United States Patent and Trademark Office, was further stayed on February 23, 2017 pending a claim construction order from the United States District Court for the Southern District of New York in a separate action in which Grecia is asserting the same patent.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

New York Actions.  Both the ABC and CBS parties filed counterclaims in the New York action adding copyright claims against EchoStar Technologies L.L.C., and the CBS parties filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating the renewal of our CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  On September 18, 2013, the New York court denied that motion.  The ABC plaintiffs appealed, and oral argument on the appeal was heard on February 20, 2014 before the United States Court of Appeals for the Second Circuit.  Pursuant to a settlement between us and the ABC parties, in March 2014, the ABC parties withdrew their appeal to the United States Court of Appeals for the Second Circuit; we and the ABC parties filed a stipulation on March 4, 2014 to dismiss without prejudice all of our respective claims pending in the United States District Court for the Southern District of New York; and the ABC parties granted a covenant not to sue.  The Court ordered such dismissal on March 6, 2014.  Pursuant to a settlement between us and the CBS parties, on December 10, 2014, we and the CBS parties filed a stipulation to dismiss with prejudice all of our respective claims pending in the New York Court.  The Court ordered such dismissal on December 10, 2014.

These matters are now concluded.

IPA Technologies Inc.

On December 9, 2016, IPA Technologies Inc. (“IPA”) filed suit against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the District of Delaware.  IPA alleges that our Voice Remote with Hopper 3 infringes United States Patent Number 6,742,021 (the “021 patent”), which is entitled “Navigating Network-based Electronic Information Using Spoken Input with Multimodal Error Feedback”; United States Patent Number 6,523,061 (the “061 patent”), which is entitled “System, Method, and Article of Manufacture for Agent-Based Navigation in a Speech-Based Data Navigation System”; and United States Patent Number 6,757,718 (the “718 patent”), which is entitled “Mobile Navigation of Network-Based Electronic Information Using Spoken Input.”  IPA is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

DISH Network’s Board of Directors established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its business judgment that it is in the best interests of DISH Network not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  In an order entered on September 18, 2015, the Court granted the Special Litigation Committee’s motion to defer to the Special Litigation Committee’s October 24, 2014 report, including its finding that dismissal of the action is in the best interest of DISH Network.  The Court also held that, in light of granting the motion to defer, the pending motions to dismiss filed by the individual defendants were denied without prejudice as moot.  On October 12, 2015, Jacksonville PFPF filed a notice of appeal to the Supreme Court of Nevada and the appeal is now fully briefed.  DISH Network cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Michael Heskiaoff, Marc Langenohl, and Rafael Mann

On July 10, 2015, Messrs. Michael Heskiaoff and Marc Langenohl, purportedly on behalf of themselves and all others similarly situated, filed suit against our subsidiary Sling Media, Inc. (now known as “Sling Media L.L.C.,” which was acquired as a result of the completion of the Share Exchange on February 28, 2017) in the United States District Court for the Southern District of New York.  The complaint alleges that Sling Media Inc.’s display of advertising to its customers violates a number of state statutes dealing with consumer deception.  On September 25, 2015, the plaintiffs filed an amended complaint, and Mr. Rafael Mann, purportedly on behalf of himself and all others similarly situated, filed an additional complaint alleging similar causes of action.  On November 16, 2015, the cases were consolidated.  On August 12, 2016, the Court dismissed the consolidated case due to plaintiffs’ failure to state a claim.  On September 12, 2016, the plaintiffs moved the Court for leave to file an amended complaint, which we opposed.  On March 22, 2017, the Court denied the plaintiffs’ motion for leave to file an amended complaint and entered judgment in favor of Sling Media L.L.C.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Qurio Holdings, Inc.

On September 26, 2014, Qurio Holdings, Inc. (“Qurio”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,102,863 (the “863 patent”) entitled “Highspeed WAN To Wireless LAN Gateway” and United States Patent No. 7,787,904 (the “904 patent”) entitled “Personal Area Network Having Media Player And Mobile Device Controlling The Same.”  On the same day, Qurio filed similar complaints against Comcast and DirecTV.  On November 13, 2014, Qurio filed a first amended complaint, which added a claim alleging infringement of United States Patent No. 8,879,567 (the “567 patent”) entitled “High-Speed WAN To Wireless LAN Gateway.”  Qurio is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On February 9, 2015, the Court granted DISH Network L.L.C.’s motion to transfer the case to the United States District Court for the Northern District of California.  In October 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 863, 904 and 567 patents.  On November 3, 2015, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office.  On April 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions, as well as on a third-party petition challenging the validity of certain claims of the 904 patent.  On June 21, 2016, pursuant to Qurio’s Request for Adverse Judgment, the United States Patent and Trademark Office issued a cancellation of all claims of the 904 patent that we had challenged.  On July 13, 2016, Qurio filed a Request for Adverse Judgment with the United States Patent and Trademark Office to cancel all claims of the 863 patent and 567 patent that we had challenged, leaving at issue in the District Court action only certain claims of the 567 patent that we had not challenged.  On July 19, 2016, the United States Patent and Trademark Office issued a cancellation of all claims of the 863 patent and the 567 patent that we had challenged.  At Qurio’s request, on October 5, 2016, the parties stipulated to a voluntary dismissal of the action with prejudice, which the Court entered on that date.  This matter is now concluded.

Shipping & Transit LLC

On August 30, 2016, Shipping & Transit LLC (“Shipping & Transit”) filed suit against DISH Network and our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California, alleging infringement of United States Patent No. 6,317,060 (the “060 patent”), entitled “Base Station System and Method for Monitoring Travel of Mobile Vehicles and Communicating Notification Methods” and United States Patent No. 6,415,207 (the “207 patent”), entitled “System and Method for Automatically Providing Vehicle Status Information.”  Shipping & Transit alleges that the “My Tech” application, which provides information to customers regarding their service technician appointments, infringes the 060 patent and the 207 patent.  Shipping & Transit is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On January 4, 2017, Shipping & Transit dismissed the complaint without prejudice.  This matter is now concluded.

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against DISH Network and EchoStar, in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. Re. 35,952 (the “952 patent”), which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The case was stayed in July 2009 pending two reexamination petitions before the United States Patent and Trademark Office, which concluded in August 2015 and resulted in 42 out of the 53 claims of the 952 patent being invalidated.  Six of the surviving 11 claims are asserted against us.  The case resumed in August 2015.  In a separate matter in which TDL is asserting the same patent, the court in that action ruled that four claims of the '952 patent (which are among the six claims asserted against us) are invalid because they claim unpatentable subject matter, and TDL has stipulated that it will not appeal that order.  Thus, only two claims of the ‘952 patent remain asserted against us.  A trial date has not been set.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiary DISH Network L.L.C.; DISH Network; EchoStar; and EchoStar’s subsidiaries EchoStar Technologies L.L.C., Hughes Satellite Systems Corporation, and Sling Media Inc., in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere™ service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In August 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 456 patent, and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions.  On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines.  On January 30, 2017, the United States Patent and Trademark Office issued its final written decisions on our petitions, invalidating all claims of the 456 patent that were asserted in the litigation, which decisions may be appealed by TQ Beta.

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

TQ Delta, LLC

On July 17, 2015, TQ Delta, LLC (“TQ Delta”) filed a complaint against us, DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 6,961,369 (the “369 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 8,718,158 (the “158 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 9,014,243 (the “243 patent”), which is entitled “System and Method for Scrambling Using a Bit Scrambler and a Phase Scrambler”; United States Patent No. 7,835,430 (the “430 patent”), which is entitled “Multicarrier Modulation Messaging for Frequency Domain Received Idle Channel Noise Information”; United States Patent No. 8,238,412 (the “412 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; United States Patent No. 8,432,956 (the “956 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; and United States Patent No. 8,611,404 (the “404 patent”), which is entitled “Multicarrier Transmission System with Low Power Sleep Mode and Rapid-On Capability.”  On September 9, 2015, TQ Delta filed a first amended complaint that added allegations of infringement of United States Patent No. 9,094,268 (the “268 patent”), which is entitled “Multicarrier Transmission System With Low Power Sleep Mode and Rapid-On Capability.”  On May 16, 2016, TQ Delta filed a second amended complaint that added EchoStar Corporation and its wholly-owned subsidiary EchoStar Technologies L.L.C. as defendants.  TQ Delta alleges that our satellite TV service, Internet service, set-top boxes, gateways, routers, modems, adapters and networks that operate in accordance with one or more Multimedia over Coax Alliance Standards infringe the asserted patents.  TQ Delta has filed actions in the same court alleging infringement of the same patents against Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc.  TQ Delta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial has been set for November 13, 2017.  On July 14, 2016, TQ Delta stipulated to dismiss with prejudice all

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

claims related to the 369 patent and the 956 patent.  On July 20, 2016, we filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims of the 404 patent and the 268 patent that have been asserted against us.  Third parties have filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims that have been asserted against us in the action.  On November 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on the third-party petitions related to the 158 patent, the 243 patent, the 412 patent and the 430 patent.  On December 20, 2016, pursuant to a stipulation of the parties, the Court stayed the case until the resolution of all petitions to the United States Patent and Trademark Office challenging the validity of all of the patent claims at issue.  On January 19, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 430 and 158 patents.  On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent.  On February 27, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 243 and 412 patents.

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

Two-Way Media Ltd.

On February 17, 2016, Two-Way Media Ltd. (“TWM”) filed a complaint in the United States District Court for the District of Colorado against us; DISH Network; our subsidiaries DISH Network L.L.C., DISH Network Service L.L.C., Sling TV Holding L.L.C., Sling TV L.L.C., and Sling TV Purchasing L.L.C.; and EchoStar Corporation, EchoStar Technologies L.L.C., EchoStar Satellite Services L.L.C. and Sling Media, Inc.  The complaint alleges infringement of United States Patent Nos. 5,778,187, 5,983,005, 6,434,622 and 7,266,686, each entitled “Multicasting Method and Apparatus,” and United States Patent No. 9,124,607, entitled “Methods and Systems for Playing Media.”  TWM claims infringement by our Sling TV domestic and international services, Slingboxes and DISH DVRs incorporating Slingbox technology, and the DISH Anywhere application and website.  TWM is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  Pursuant to a settlement between the parties, the case was dismissed with prejudice on December 15, 2016.  This matter is now concluded.

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman and Chief Executive Officer) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties.  The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action.  The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless.  The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules.  Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA.  Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA.  On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia issues its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

See “Item 1A. Risk Factors – Acquisition and Capital Structure Risks – Our parent, DISH Network, faces certain risks related to its non-controlling investments in the Northstar Entities and the SNR Entities.” in this Annual Report on Form 10-K for further information.

DISH Network intends to vigorously defend this case.  DISH Network cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

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

13.Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2016, 2015 and 2014 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2016	$20,972	$149,603	$(153,579)	$16,996
December 31, 2015	$23,520	$94,205	$(96,753)	$20,972
December 31, 2014	$15,981	$151,016	$(143,477)	$23,520

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

14.Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands)
Year ended December 31, 2016:
Total revenue	$3,672,154	$3,719,415	$3,632,115	$3,613,359
Operating income (loss)	571,665	612,686	491,113	525,505
Net income (loss) attributable to DISH DBS	262,234	263,394	177,114	213,786

Year ended December 31, 2015:
Total revenue	$3,621,062	$3,724,434	$3,624,548	$3,668,205
Operating income (loss)	506,289	553,024	461,038	532,327
Net income (loss) attributable to DISH DBS	187,932	212,113	172,154	207,936

15.Related Party Transactions

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

Advertising Sales.  We provide advertising services to DISH Network’s broadband business.  During the years ended December 31, 2016, 2015 and 2014, we received revenue associated with these services of $2 million, $10 million and $18 million, respectively, in “Subscriber-related revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Broadband, Wireless and Other Operations.  We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations.  During the years ended December 31, 2016, 2015 and 2014, the costs associated with these services were $63 million, $63 million and $79 million, respectively.

EchoStar XVIII Satellite.  The EchoStar XVIII satellite was launched on June 18, 2016 and became operational as an in-orbit spare at the 61.5 degree orbital location during the third quarter 2016, at which time we began leasing it from an indirect wholly-owned subsidiary of DISH Network.  During the year ended December 31, 2016, we incurred $22 million of expense related to this satellite.  This amount is recorded in “Satellite and transmission expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Related Party Transactions with EchoStar

Following the Spin-off, DISH Network and EchoStar have operated as separate publicly-traded companies and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman and Chief Executive Officer, and by certain trusts established by Mr. Ergen for the benefit of his family.

Prior to the completion of the Share Exchange on February 28, 2017, EchoStar was our primary supplier of set-top boxes and digital broadcast operations.  EchoStar is a supplier of the vast majority of our transponder capacity.  Generally, the amounts we pay EchoStar for products and services are based on pricing equal to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided.

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

Recent Developments

On January 31, 2017, we and our indirect wholly-owned subsidiaries DISH Network L.L.C. (“DNLLC”) and DISH Operating L.L.C. (“DOLLC”), entered into the Share Exchange Agreement with EchoStar, EchoStar Broadcasting Holding Parent L.L.C., an indirect wholly-owned subsidiary of EchoStar (“EB Holdco”), EchoStar Broadcasting Holding Corporation, a direct, wholly-owned subsidiary of EB Holdco (“EB Splitco”), EchoStar Technologies Holding Corporation, a direct wholly-owned subsidiary of EchoStar (“ET Splitco”), and EchoStar Technologies L.L.C., a direct wholly-owned subsidiary of EchoStar (“ETLLC”).  On February 28, 2017, DISH Network and EchoStar completed the Share Exchange.  Pursuant to the Share Exchange Agreement, among other things: (i) EchoStar completed the steps necessary for certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplinking services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest Sling TV Holding (the “Transferred Businesses”), to be transferred to EB Splitco and ET Splitco; and (ii) EchoStar transferred to us 100% of the equity of EB Splitco and ET Splitco, and in exchange, we transferred the EchoStar Tracking Stock to EchoStar and the HSSC Tracking Stock to HSSC.  The Share Exchange was structured in a manner to be a tax-free exchange for each of us and EchoStar.

In connection with the Share Exchange Agreement, we and EchoStar and certain of their subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  In addition, certain of the agreements with EchoStar described below have terminated, and we entered into certain new agreements with EchoStar. The financial results related to the Share Exchange are not included in our consolidated financial statements for all periods presented.

“Trade accounts receivable”

As of December 31, 2016 and 2015, trade accounts receivable from EchoStar was $4 million and $23 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Consolidated Balance Sheets.

“Trade accounts payable”

As of December 31, 2016 and 2015, trade accounts payable to EchoStar was $259 million and $263 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Consolidated Balance Sheets.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

“Equipment sales and other revenue”

During the years ended December 31, 2016, 2015 and 2014, we received $1 million, $46 million and $62 million, respectively, for equipment sales and other revenue from EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

Remanufactured Receiver and Services Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver and services agreement with EchoStar pursuant to which EchoStar had the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varied depending on the nature of the equipment purchased.  In November 2016, we and EchoStar extended this agreement until December 31, 2017.  As a result of the completion of the Share Exchange on February 28, 2017, the remanufactured receiver and services agreement with EchoStar has terminated.

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

EchoStar XV.  In May 2013, we began leasing satellite capacity to EchoStar on EchoStar XV and relocated the satellite for testing at EchoStar’s Brazilian authorization at the 45 degree orbital location.  Effective March 1, 2014, this lease converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.  This lease terminated in November 2015 and EchoStar relocated this satellite from the 45 degree orbital location back to the 61.5 degree orbital location where it currently serves as an in-orbit spare.

Real Estate Lease Agreements.  Since the Spin-off, DISH Network has entered into lease agreements pursuant to which DISH Network leases certain real estate to EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

•

El Paso Lease Agreement.  During 2012, DISH Network began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms.  During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018.

•

90 Inverness Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases from us certain space at 90 Inverness Circle East, Englewood, Colorado for a period ending in December 2022.  EchoStar has the option to renew this lease for four three-year periods.

•

Cheyenne Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases from us certain space at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in March 2019.  EchoStar has the option to renew this lease for thirteen one-year periods.

•

Gilbert Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases from us certain space at 801 N. DISH Dr., Gilbert, Arizona for a period ending in March 2019.  EchoStar has the option to renew this lease for thirteen one-year periods.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

•

American Fork Occupancy License Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, we acquired the lease for certain space at 796 East Utah Valley Drive, American Fork, Utah, and we sublease certain space at this location to EchoStar for a period ending in August 2017.

Collocation and Antenna Space Agreements.  In connection with the completion of the Share Exchange, effective March 1, 2017, we entered into certain agreements pursuant to which we will provide certain collocation and antenna space to EchoStar through March 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; and Englewood, Colorado.  EchoStar may terminate any of these agreements with 180 days’ prior written notice to us.  The fees for the services provided under these agreements depend, among other things, on the number of racks leased at the location.

“Subscriber-related expenses”

During the years ended December 31, 2016, 2015 and 2014, we incurred $11 million, $12 million and $9 million, respectively, for subscriber-related expenses from EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we received certain services related to placeshifting, which is used for, among other things, the DISH Anywhere mobile application.  The fees for the services provided under this services agreement depended, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement renewed on February 23, 2017 for an additional one-year period until February 23, 2018.  As a result of the completion of the Share Exchange on February 28, 2017, this services agreement with EchoStar has terminated.

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we received, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depended, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement renewed on February 23, 2017 for an additional one-year period until February 23, 2018.  As a result of the completion of the Share Exchange on February 28, 2017, this services agreement with EchoStar has terminated.

“Satellite and transmission expenses”

During the years ended December 31, 2016, 2015 and 2014, we incurred $681 million, $715 million and $646 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

Broadcast Agreement.  Effective January 1, 2012, we and EchoStar entered into a broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which EchoStar provided broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services, for the period from January 1, 2012 to December 31, 2016.  In November 2016, we and EchoStar amended the 2012 Broadcast Agreement to extend the term thereof for one additional year until December 31, 2017.  The fees for services provided under the 2012 Broadcast Agreement were calculated at either:  (a) EchoStar’s cost of providing the relevant service plus a fixed dollar fee, which was subject to certain adjustments; or (b) EchoStar’s cost of providing the relevant service plus a fixed margin, which depended on the nature of the services provided.  As a result of the completion of the Share Exchange on February 28, 2017, the 2012 Broadcast Agreement with EchoStar has terminated.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Broadcast Agreement for Certain Sports Related Programming.  In May 2010, we and EchoStar entered into a broadcast agreement pursuant to which EchoStar provided certain broadcast services to us in connection with our carriage of certain sports related programming.  The term of this agreement was for ten years.  The fees for the broadcast services provided under this agreement depended, among other things, upon the cost to develop and provide such services.  As a result of the completion of the Share Exchange on February 28, 2017, this broadcast agreement with EchoStar has terminated.

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

•

EchoStar VIII.  In May 2013, we began leasing capacity from EchoStar on EchoStar VIII as an in-orbit spare.  Effective March 1, 2014, this lease converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.  This lease terminated in November 2015.

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

•

EchoStar XVI.  In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year.    Prior to expiration of the initial term, we have the option to renew for an additional five-year period.  Prior to expiration of the initial term, EchoStar also has the right, upon certain conditions, to renew for an additional five-year period.  If either we or EchoStar exercise our respective five-year renewal options, then we have the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any options to renew this agreement will be exercised.

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

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we receive service from EchoStar on 24 DBS transponders.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explored alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar provided us with alternate capacity at the 77 degree orbital location.  During the first quarter 2013, we and EchoStar entered into an agreement pursuant to which we sublease five DBS transponders back to EchoStar.  In January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013.

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

103 Degree Orbital Location/SES-3.  In May 2012, EchoStar entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree orbital location (the “103 Spectrum Rights”).  In June 2013, we and EchoStar entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which we may use and develop the 103 Spectrum Rights.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights.

In connection with the 103 Spectrum Development Agreement, in May 2012, EchoStar also entered into a ten-year service agreement with Ciel pursuant to which EchoStar leases certain satellite capacity from Ciel on the SES-3 satellite at the 103 degree orbital location (the “103 Service Agreement”).  In June 2013, we and EchoStar entered into an agreement pursuant to which we lease certain satellite capacity from EchoStar on the SES-3 satellite (the “DISH 103 Service Agreement”).  Under the terms of the DISH 103 Service Agreement, we make certain monthly payments to EchoStar through the service term.  Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of: (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) ten years following the actual service commencement date.  Upon in-orbit failure or end of life of the SES-3 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that we will exercise our option to receive service on a replacement satellite.

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

DISHOnline.com Services Agreement.  Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we received certain services associated with an online video portal.  The fees for the services provided under this services agreement depended, among other things, upon the cost to develop and operate such services.  We had the option to renew this agreement for successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  In November 2015, we exercised our right to renew this agreement for a one-year period ending on December 31, 2016.  In December 2016, we and EchoStar amended this agreement to, among other things, extend the term thereof for one additional year until December 31, 2017.  As a result of the completion of the Share Exchange on February 28, 2017, this services agreement with EchoStar has terminated.

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

Effective August 1, 2014, EchoStar and Sling TV Holding entered into the Exchange Agreement pursuant to which, among other things, Sling TV Holding distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV Holding to a ten percent non-voting interest.  In addition, we, EchoStar and Sling TV Holding amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement.  Finally, we, EchoStar and Sling TV Holding amended and restated the Commercial Agreement, pursuant to which, among other things, Sling TV Holding:  (1) continued to have certain rights and corresponding obligations with respect to its business; (2) continued to have the right, but not the obligation, to receive certain services from us and EchoStar; and (3) had a license from EchoStar to use certain of the assets distributed to EchoStar as part of the Exchange Agreement.  Sling TV Holding operates, through its subsidiary Sling TV L.L.C., the Sling TV services.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

EchoStar’s ten percent non-voting interest was redeemable contingent on a certain performance goal being achieved by Sling TV Holding.  In addition, subject to certain conditions, the interest was redeemable at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest was considered temporary equity and is recorded as “Redeemable noncontrolling interests” in the mezzanine section of our Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV Holding was initially accounted for at fair value.  The performance goal had been determined to be probable of achievement.  Accordingly, the value of EchoStar’s redeemable noncontrolling interest in Sling TV Holding has been adjusted each reporting period for any change in redemption value above the initial fair value (adjusted for the operating results of Sling TV Holding attributable to EchoStar subsequent to August 1, 2014), with the offset recorded in “Additional paid-in capital,” net of deferred taxes, on our Consolidated Balance Sheets.  The operating results of Sling TV Holding attributable to EchoStar have been recorded as “Redeemable noncontrolling interests” on our Consolidated Balance Sheets effective August 1, 2014, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On January 31, 2017, we entered into the Share Exchange Agreement with EchoStar pursuant to which, among other things, EchoStar transferred its ten percent non-voting interest in Sling TV Holding to us.  As a result of the completion of the Share Exchange on February 28, 2017, we own 100% of Sling TV Holding, EchoStar no longer has any interest in Sling TV Holding, and the Commercial Agreement and the Exchange Agreement with EchoStar have terminated.

“General and administrative expenses”

During the years ended December 31, 2016, 2015 and 2014, we incurred $99 million, $92 million and $101 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

Product Support Agreement.  In connection with the Spin-off, we entered into a product support agreement pursuant to which we had the right, but not the obligation, to receive product support from EchoStar (including certain engineering and technical support services) for all set-top boxes and related accessories that EchoStar had previously sold and in the future may sell to us.  The fees for the services provided under the product support agreement were calculated at cost plus a fixed margin, which varied depending on the nature of the services provided.  The term of the product support agreement was the economic life of such receivers and related accessories, unless terminated earlier.  As a result of the completion of the Share Exchange on February 28, 2017, the product support agreement with EchoStar has terminated.

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

•

Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending on December 31, 2016.  In December 2016, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2017.

•

Santa Fe Lease Agreement.  The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado is for a period ending on December 31, 2016.  In December 2016, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2017.

•	EchoStar Data Networks Sublease Agreement. The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia expired on October 31, 2016.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

•

Gilbert Lease Agreement.  Effective August 1, 2014, we began leasing certain space from EchoStar at 801 N. DISH Dr. in Gilbert, Arizona.  This lease was for a period ending on July 31, 2017.  As a result of the completion of the Share Exchange on February 28, 2017, this lease agreement with EchoStar has terminated.

•

Cheyenne Lease Agreement.    The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.  In connection with the completion of the Share Exchange, EchoStar transferred ownership of a portion of this property to us, and, effective March 1, 2017, we and EchoStar amended this lease agreement to (i) terminate the lease of certain space at the portion of the property that was transferred to us and (ii) provide for the continued lease to us of certain space at the portion of the property that EchoStar retained.

•

100 Inverness Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, we lease from EchoStar certain space at 100 Inverness Circle East, Englewood, Colorado for a period ending in December 2020.  This agreement may be terminated by either party upon 180 days’ prior notice.

Application Development Agreement.  During the fourth quarter 2012, we and EchoStar entered into a set-top box application development agreement (the “Application Development Agreement”) pursuant to which EchoStar provided us with certain services relating to the development of web-based applications for set-top boxes for a period ending on February 1, 2017.  The Application Development Agreement renewed automatically for successive one-year periods thereafter, unless terminated earlier by us or EchoStar at any time upon at least 90 days notice.  The fees for services provided under the Application Development Agreement were calculated at EchoStar’s cost of providing the relevant service plus a fixed margin, which depended on the nature of the services provided.  As a result of the completion of the Share Exchange on February 28, 2017, the Application Development Agreement with EchoStar has terminated.

XiP Encryption Agreement.  During the third quarter 2012, we entered into an encryption agreement with EchoStar for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which EchoStar provided certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  In November 2016, we and EchoStar extended the term of the XiP Encryption Agreement for one additional year until December 31, 2017.  The fees for the services provided under the XiP Encryption Agreement were calculated on a monthly basis based on the number of receivers utilizing such security measures each month.  As a result of the completion of the Share Exchange on February 28, 2017, the XiP Encryption Agreement with EchoStar has terminated.

Sling Trademark License Agreement.  On December 31, 2014, Sling TV L.L.C. entered into an agreement with Sling Media, Inc., a subsidiary of EchoStar, pursuant to which we had the right for a fixed fee to use certain trademarks, domain names and other intellectual property related to the “Sling” trademark for a period ending on December 31, 2016.  In December 2016, Sling TV L.L.C. and Sling Media, Inc. amended this agreement to, among other things, extend the term thereof on a month-to-month basis.  As a result of the completion of the Share Exchange on February 28, 2017, this agreement with EchoStar has terminated.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, DISH Network entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, DISH Network and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Prior to the completion of the Share Exchange on February 28, 2017, Mr. Vivek Khemka, DISH Network’s Executive Vice President and Chief Technology Officer, provided services pursuant to the Professional Services Agreement to EchoStar as the President of EchoStar Technologies L.L.C.  Additionally, DISH Network and EchoStar agreed that DISH Network shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement renewed on January 1, 2017 for an additional one-year period until January 1, 2018 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.  Revenue for services provided by us to EchoStar under the Professional Services Agreement is recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

In connection with the completion of the Share Exchange on February 28, 2017, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Share Exchange Agreement.

Other Agreements - EchoStar

Receiver Agreement.  Effective January 1, 2012, we and EchoStar entered into a receiver agreement (the “2012 Receiver Agreement”) pursuant to which we had the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment.  In November 2016, we and EchoStar amended the 2012 Receiver Agreement to extend the term thereof for one additional year until December 31, 2017.    The 2012 Receiver Agreement allowed us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either: (i) at a cost (decreasing as EchoStar reduced costs and increasing as costs increase) plus a dollar mark-up which depended upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which depended on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins increased if they were able to reduce the costs of their digital set-top boxes and their margins reduced if these costs increased.  EchoStar provided us with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement included an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  As a result of the completion of the Share Exchange on February 28, 2017, the 2012 Receiver Agreement with EchoStar has terminated.

For the years ended December 31, 2016, 2015 and 2014, we purchased set-top boxes and other equipment from EchoStar of $702 million, $753 million and $1.114 billion, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

Under the settlement agreement, all pending litigation was dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by DISH Network or EchoStar were dissolved.  DISH Network and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from DISH Network, DISH Network made the initial payment to TiVo in May 2011, except for the contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between DISH Network and EchoStar based on historical sales of certain licensed products, with DISH Network being responsible for 95% of each annual payment.  Pursuant to the Share Exchange Agreement, DISH Network will be responsible for EchoStar’s allocation of the final payment to TiVo.

Patent Cross-License Agreements.  In December 2011, DISH Network and EchoStar entered into separate patent cross-license agreements with the same third party whereby:  (i) EchoStar and such third party licensed their respective patents to each other subject to certain conditions; and (ii) DISH Network and such third party licensed their respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”).  Each Cross License Agreement covers patents acquired by the respective party prior to January 1, 2017 and aggregate payments under both Cross-License Agreements total less than $10 million.  Each Cross License Agreement also contains an option to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 1, 2022.  In December 2016, DISH Network and EchoStar independently exercised their respective options to extend each Cross-License Agreement.  The aggregate additional payments to such third-party was less than $3 million.  Since the aggregate payments under both Cross-License Agreements were based on the combined annual revenues of DISH Network and EchoStar, DISH Network and EchoStar agreed to allocate their respective payments to such third party based on their respective percentage of combined total revenue.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

•

Transaction Agreement.  On February 20, 2014, DOLLC, DNLLC and EchoStar XI Holding L.L.C., all indirect wholly-owned subsidiaries of us, entered into the Transaction Agreement with EchoStar, HSSC and Alpha Company LLC, a wholly-owned subsidiary of EchoStar, pursuant to which, on March 1, 2014, we, among other things, transferred to EchoStar and HSSC the Transferred Satellites in exchange for the Tracking Stock.  The Tracking Stock generally tracked the Hughes Retail Group.  The shares of the Tracking Stock issued to us represented an aggregate 80% economic interest in the Hughes Retail Group.  Since the Satellite and Tracking Stock Transaction was among entities under common control, we recorded the Tracking Stock at EchoStar’s and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.  Although our investment in the Tracking Stock represented an aggregate 80% economic interest in the Hughes Retail Group, we had no operational control or significant influence over the Hughes Retail Group business, and there was no public market for the Tracking Stock.  As such, the Tracking Stock was accounted for under the cost method of accounting.  In connection with the completion of the Share Exchange on February 28, 2017, we transferred the EchoStar Tracking Stock to EchoStar and the HSSC Tracking Stock to HSSC.  As a result, we no longer hold EchoStar Tracking Stock or HSSC Tracking Stock.

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

•

Investor Rights Agreement.  On February 20, 2014, EchoStar, HSSC, DOLLC and DNLLC (DOLLC and DNLLC, collectively referred to as the “DISH Investors”) also entered into the Investor Rights Agreement with respect to the Tracking Stock.  As a result of the completion of the Share Exchange on February 28, 2017, the Investor Rights Agreement with EchoStar has terminated.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Sale of Orange, New Jersey Properties.  In October 2016, we and EchoStar sold two parcels of real estate owned separately by us and EchoStar in Orange, New Jersey to a third party pursuant to a purchase and sale agreement.  Pursuant to the agreement, we and EchoStar separately received our respective payments from the buyer.

Invidi.   In November 2010 and April 2011, EchoStar made investments in Invidi Technologies Corporation (“Invidi”) in exchange for shares of Invidi’s Series D Preferred Stock.  In November 2016, we, DIRECTV, LLC, a wholly-owned indirect subsidiary of AT&T Inc., and Cavendish Square Holding B.V., an affiliate of WPP plc, entered into a series of agreements to acquire Invidi.  As a result of the transaction, EchoStar sold its ownership interest in Invidi on the same terms offered to the other shareholders of Invidi.  The transaction closed in January 2017.

Hughes Broadband Sales Agency Agreement.   During March 2017, DNLLC and HNS entered into a master service agreement (the “MSA”) pursuant to which DNLLC will have the right, but not the obligation, to:  (i) market, promote and solicit orders for the Hughes service and related equipment; (ii) install Hughes service equipment; and (iii) purchase and distribute Hughes service equipment.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service sale and installation, and DNLLC will make payments to HNS for the purchase of Hughes service equipment from HNS, which will be reimbursed by HNS after the equipment is installed and activated at the customer’s residence.  The MSA has an initial term of 5 years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.

Employee Matters Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, DISH Network and EchoStar entered into an Employee Matters Agreement that addresses the transfer of employees from EchoStar to DISH Network, including certain benefit and compensation matters and the allocation of responsibility for employee-related liabilities relating to current and past employees of the Transferred Businesses.  DISH Network assumed employee-related liabilities relating to the Transferred Businesses as part of the Share Exchange, except that EchoStar will be responsible for certain existing employee-related litigation as well as certain pre-Share Exchange compensation and benefits for employees transferring to DISH Network in connection with the Share Exchange.

Intellectual Property and Technology License Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, DISH Network and EchoStar entered into an Intellectual Property and Technology License Agreement (“IPTLA”), pursuant to which DISH Network and EchoStar license to each other certain intellectual property and technology.  The IPTLA will continue in perpetuity, unless mutually terminated by the parties.  Pursuant to the IPTLA, EchoStar granted to DISH Network a license to its intellectual property and technology for use by DISH Network in connection with its continued operation of the Transferred Businesses acquired pursuant to the Share Exchange Agreement, including a limited license to use the “ECHOSTAR” trademark during a transition period.  EchoStar retains full ownership of the “ECHOSTAR” trademark.  In addition, DISH Network granted a license back to EchoStar for the continued use of all intellectual property and technology that is used in EchoStar’s retained businesses but the ownership of which was transferred to DISH Network pursuant to the Share Exchange Agreement.

Tax Matters Agreement.  In connection with the completion of the Share Exchange, DISH Network and EchoStar entered into a Tax Matters Agreement, which governs certain rights, responsibilities and obligations with respect to taxes of the Transferred Businesses pursuant to the Share Exchange.  Generally, EchoStar is responsible for all tax returns and tax liabilities for the Transferred Businesses for periods prior to the Share Exchange and DISH Network is responsible for all tax returns and tax liabilities for the Transferred Businesses from and after the Share Exchange.  Both DISH Network and EchoStar have made certain tax-related representations and are subject to various tax-related covenants after the consummation of the Share Exchange.  Both DISH Network and EchoStar have agreed to indemnify each other if there is a breach of any such tax representation or violation of any such tax covenant and that breach or violation results in the Share Exchange not qualifying for tax free treatment for the other party.  In addition, DISH Network has agreed to indemnify EchoStar if the Transferred Businesses are acquired, either directly or indirectly (e.g., via an acquisition of DISH Network), by one or more persons and such acquisition results in the Share Exchange not qualifying for tax free treatment.  The Tax Matters Agreement supplements the Tax Sharing Agreement described above, which continues in full force and effect.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Related Party Transactions with NagraStar L.L.C.

Prior to completion of the Share Exchange on February 28, 2017, NagraStar was a joint venture between EchoStar and Nagra USA, Inc. that is our provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.  These expenses are recorded in “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We record all payables in “Trade accounts payable” or “Other accrued expenses” on our Consolidated Balance Sheets.

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$72,529	$89,195	$84,636

	As of December 31,
	2016	2015
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$17,055	$19,362
Commitments to NagraStar	$51	$1,532

As a result of the completion of the Share Exchange on February 28, 2017, we now own EchoStar’s joint venture interest in NagraStar.