Form 10-Q
period 2017-03-31
DISH DBS CORP
filed 2017-05-12
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

(303) 723-1000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer ☒	Smaller reporting company 
(Do not check if a smaller reporting company)
Emerging growth company 

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2017, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

•	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

•	Our competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

•	Our over-the-top (“OTT”) Sling TV Internet-based services face certain risks, including, among others, significant competition.

•

We face increasing competition from other distributors of unique programming services such as foreign language, sports programming, and original content that may limit our ability to maintain subscribers that desire these unique programming services.

Operational and Service Delivery Risks

•	If we do not improve our operational performance and customer satisfaction, our gross new subscriber activations may decrease and our subscriber churn may increase.

•

If our gross new subscriber activations continue to decrease, or if our subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

i

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

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$1,038,984	$777,578
Marketable investment securities	985	3,833
Trade accounts receivable, net of allowance for doubtful accounts of $17,875 and $17,440, respectively	669,430	740,856
Inventory	421,491	422,323
Other current assets	109,461	112,745
Total current assets	2,240,351	2,057,335

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	81,433	82,360
Property and equipment, net	1,807,670	1,890,368
FCC authorizations	635,794	635,794
Other investment securities	123,539	33,248
Other noncurrent assets, net	237,886	243,112
Total noncurrent assets	2,886,322	2,884,882
Total assets	$5,126,673	$4,942,217

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$506,682	$504,562
Deferred revenue and other	732,242	751,397
Accrued programming	1,591,562	1,542,036
Accrued interest	222,800	265,224
Other accrued expenses	435,017	459,239
Current portion of long-term debt and capital lease obligations	939,380	938,832
Total current liabilities	4,427,683	4,461,290

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	13,267,725	13,274,536
Deferred tax liabilities	762,550	776,903
Long-term deferred revenue and other long-term liabilities	220,051	221,638
Total long-term obligations, net of current portion	14,250,326	14,273,077
Total liabilities	18,678,009	18,734,367

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,097,009	1,097,607
Accumulated other comprehensive income (loss)	63	(117)
Accumulated earnings (deficit)	(14,649,858)	(14,891,573)
Total DISH DBS stockholder's equity (deficit)	(13,552,786)	(13,794,083)
Noncontrolling interests	1,450	1,933
Total stockholder’s equity (deficit)	(13,551,336)	(13,792,150)
Total liabilities and stockholder’s equity (deficit)	$5,126,673	$4,942,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Revenue:
Subscriber-related revenue	$3,536,462	$3,660,666
Equipment sales and other revenue	34,497	51,966
Total revenue	3,570,959	3,712,632

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	2,177,930	2,160,356
Satellite and transmission expenses	190,662	166,396
Cost of sales - equipment and other	26,059	40,265
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	20,273	51,814
Other subscriber acquisition costs	134,057	178,092
Subscriber acquisition advertising	125,847	122,675
Total subscriber acquisition costs	280,177	352,581
General and administrative expenses	125,310	191,899
Depreciation and amortization (Note 6)	182,028	206,193
Total costs and expenses	2,982,166	3,117,690

Operating income (loss)	588,793	594,942

Other Income (Expense):
Interest income	2,287	347
Interest expense, net of amounts capitalized	(221,291)	(191,376)
Other, net	948	32,245
Total other income (expense)	(218,056)	(158,784)

Income (loss) before income taxes	370,737	436,158
Income tax (provision) benefit, net	(129,779)	(163,670)
Net income (loss)	240,958	272,488
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(757)	(347)
Net income (loss) attributable to DISH DBS	$241,715	$272,835

Comprehensive Income (Loss):
Net income (loss)	$240,958	$272,488
Other comprehensive income (loss):
Foreign currency translation adjustments	207	—
Unrealized holding gains (losses) on available-for-sale securities	(43)	(19,717)
Deferred income tax (expense) benefit, net	16	7,437
Total other comprehensive income (loss), net of tax	180	(12,280)
Comprehensive income (loss)	241,138	260,208
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(757)	(347)
Comprehensive income (loss) attributable to DISH DBS	$241,895	$260,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$240,958	$272,488
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	182,028	206,193
Realized and unrealized losses (gains) on investments	—	(32,310)
Non-cash, stock-based compensation	6,774	4,477
Deferred tax expense (benefit)	(15,793)	(38,089)
Other, net	4,752	9,299
Changes in current assets and current liabilities, net	57,195	121,313
Net cash flows from operating activities	475,914	543,371

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	2,805	139,938
Purchases of property and equipment	(113,584)	(128,973)
Other, net	(87,984)	13,213
Net cash flows from investing activities	(198,763)	24,178

Cash Flows From Financing Activities:
Redemption and repurchases of senior notes	—	(1,500,000)
Payments made to parent of transferred businesses	(7,098)	(30,525)
Advances from affiliates	—	604,950
Repayment of long-term debt and capital lease obligations	(8,647)	(9,832)
Other, net	—	103
Net cash flows from financing activities	(15,745)	(935,304)

Net increase (decrease) in cash and cash equivalents	261,406	(367,755)
Cash and cash equivalents, beginning of period	777,578	420,752
Cash and cash equivalents, end of period	$1,038,984	$52,997

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  The Sling International video programming service (formerly known as DishWorld) was launched prior to 2015, which historically represented a small percentage of our Pay-TV subscribers.  In February and June 2015, we launched our Sling domestic and Sling Latino services, respectively.    In addition to our original Sling domestic service that could only be streamed on one device at a time (single-stream service), in April 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.  In June 2016, our multi-stream Sling domestic service transitioned from its introductory beta period and was re-branded as Sling Blue.  Meanwhile, we re-branded our original single-stream Sling domestic service as Sling Orange.  All Sling branded pay-TV subscribers are included in our Pay-TV subscriber count.  As of March 31, 2017, we had 13.528 million Pay-TV subscribers in the United States.

As a result of the completion of the Share Exchange, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.

Recent Developments

On February 28, 2017, DISH Network and EchoStar and certain of their respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplinking services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”).  In connection with the Share Exchange, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 2 and Note 11 for further information.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Condensed Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock is recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  The results of the Transferred Businesses were prepared from separate records maintained by EchoStar for the periods prior to March 1, 2017, and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Transferred Businesses had been operated on a combined basis with our subsidiaries.  The primary impacts to our financial statement presentation are as follows:

•

Our investments in the EchoStar Tracking Stock and HSSC Tracking Stock, which had previously been recorded in our Condensed Consolidated Balance Sheets as cost method investments, are no longer included in our Condensed Consolidated Balance Sheets.

•

The assets and liabilities of the Transferred Businesses are recorded in our Condensed Consolidated Balance Sheets, and the results of operations of the Transferred Businesses, including sales of set-top boxes to third parties, are recorded in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

•	Sling TV Holding L.L.C., in which EchoStar held a 10% non-voting interest prior to the Share Exchange, is accounted for as though it was an indirect wholly-owned subsidiary of us.
•

Intercompany transactions between the Transferred Businesses and us, including, among others, the sale of set-top boxes and broadcast services from EchoStar to us, have been eliminated to the extent possible, including the margin EchoStar received on those sales.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Our subsequent annual and quarterly financial statements will include the results of the Transferred Businesses as described above for all periods presented in those financial statements, including periods prior to the completion of the Share Exchange.  The table below includes unaudited supplemental pro forma information for revenue and net income (loss) attributable to DISH DBS on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as if the results of the Transferred Businesses were included for the three months ended March 31, 2016 and for the year ended December 31, 2016, respectively:

	DISH DBS (as previously reported)	Adjustments Relating to the Transferred Businesses	DISH DBS (as currently reported)
		(In thousands)
For the Three Months Ended March 31, 2016:
Total revenue	$3,672,154	$40,478	$3,712,632
Net income (loss) attributable to DISH DBS	$262,234	$10,601	$272,835

For the Year Ended December 31, 2016:
Total revenue	$14,637,043	$118,896	$14,755,939
Net income (loss) attributable to DISH DBS	$916,528	$48,086	$964,614

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

Property and Equipment

Property and equipment are stated at amortized cost less impairment losses, if any.  The costs of satellites under construction, including interest and certain amounts prepaid under our satellite service agreements, are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite.  If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred.  The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any.  Depreciation is recorded on a straight-line basis over useful lives ranging from one to 40 years.  Repair and maintenance costs are charged to expense when incurred.  Renewals and improvements that add value or extend the asset’s useful life are capitalized.  Costs related to the procurement and development of software for internal use are capitalized and amortized using the straight-line method over the estimated useful life of the software.

Cost of Sales – Equipment and Other

Costs include the cost of non-subsidized sales of DBS accessories and the cost of sales of digital receivers and related components to third-party pay-TV providers, both of which include freight and royalties.  Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

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

As of March 31, 2017 and December 31, 2016, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

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

Revenue from our Pay-TV services is recognized when programming is broadcast to subscribers.  Payments received from Pay-TV subscribers in advance of the broadcast or service period are recorded as “Deferred revenue and other” in our Condensed Consolidated Balance Sheets until earned.  Revenue from equipment sales generally is recognized upon shipment to customers.

For certain of our promotions, subscribers are charged an upfront fee.  A portion of these fees may be deferred and recognized over the estimated subscriber life for new subscribers or the estimated remaining life for existing subscribers ranging from four to five years.  Revenue from advertising sales is recognized when the related services are performed.

Subscriber fees for DISH branded pay-TV equipment rental fees and other hardware related fees, including fees for DVRs, additional outlet fees, advertising services and fees earned from our in-home service operations are recognized as revenue as earned.  Generally, revenue from equipment sales, equipment upgrades and sales of streaming-capable devices for our Sling branded pay-TV services are recognized upon shipment to customers.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development costs totaled $7 million and $12 million for the three months ended March 31, 2017 and 2016, respectively.

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

Statement of Cash Flows:  Restricted Cash.  On November 17, 2016, the FASB issued ASU 2016-18 Restricted Cash (“ASU 2016-18”),  which addresses the diversity where changes in restricted cash are classified on the cash flow statement.  ASU 2016-18 requires that changes in restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We expect that the adoption of ASU 2016-18 will have an immaterial impact on our Condensed Consolidated Financial Statements and related disclosures.

3.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Cash paid for interest	$260,429	$229,548
Cash received for interest	2,287	347
Cash paid for income taxes	824	4,276
Cash paid for income taxes to DISH Network	137,324	173,933
Satellites and other assets financed under capital lease obligations	—	3,262

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(In thousands)
Marketable investment securities:
Current marketable investment securities	$985	$3,833
Restricted marketable investment securities (1)	72,803	81,679
Total marketable investment securities	73,788	85,512

Restricted cash and cash equivalents (1)	8,630	681

Other investment securities:
Other investment securities - equity method	115,389	25,098
Other investment securities - cost method	8,150	8,150
Total other investment securities	123,539	33,248

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$205,957	$119,441

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

Current Marketable Investment Securities

Our current marketable investment securities portfolio includes investments in equity securities and/or various debt instruments including, among others, commercial paper, corporate securities and U.S. treasury and/or agency securities.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2017 and December 31, 2016, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

Other Investment Securities

We have strategic investments in certain debt and equity securities that are included in noncurrent “Other investment securities” on our Condensed Consolidated Balance Sheets and accounted for using the cost, equity and/or available-for-sale methods of accounting.  Our equity method investments are detailed below.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

NagraStar L.L.C.  As a result of the completion of the Share Exchange on February 28, 2017, we own a  50% interest in NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.

Invidi Technologies Corporation.  In November 2016, we, DIRECTV, LLC, a wholly-owned indirect subsidiary of AT&T Inc., and Cavendish Square Holding B.V., an affiliate of WPP plc, entered into a series of agreements to acquire Invidi Technologies Corporation (“Invidi”), an entity that provides proprietary software for the addressable advertising market.  The transaction closed in January 2017.

SmarDTV SA.  As a result of the completion of the Share Exchange on February 28, 2017, we own a 22.5% interest in the equity and subordinated debt of SmarDTV SA (“SmarDTV”), a Swiss subsidiary of Kudelski SA that offers set-top boxes and conditional access modules.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2017 and December 31, 2016, we had accumulated net unrealized losses of less than $1 million and less than $1 million, respectively.  These amounts, net of related tax effect, were  losses of less than $1 million and less than $1 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of March 31, 2017				As of December 31, 2016
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U. S. Treasury and agency securities	$72,988	$1	$(158)	$(157)	$81,982	$13	$(132)	$(119)
Corporate securities	800	—	—	—	3,530	3	—	3
Total	$73,788	$1	$(158)	$(157)	$85,512	$16	$(132)	$(116)

As of March 31, 2017, restricted and non-restricted marketable investment securities included debt securities of $51 million with contractual maturities within one year and $23 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$983,997	$51,037	$932,960	$—	$702,331	$4,126	$698,205	$—

Debt securities (including restricted):
U. S. Treasury and agency securities	$72,988	$72,988	$—	—	$81,982	$81,982	$—	$—
Corporate securities	800	—	800	—	3,530	—	3,530	—
Total	$73,788	$72,988	$800	$—	$85,512	$81,982	$3,530	$—

During the three months ended March 31, 2017, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

5.Inventory

Inventory consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(In thousands)
Finished goods	$280,530	$282,569
Work-in-process and service repairs	129,669	129,486
Raw materials	11,292	10,268
Total inventory	$421,491	$422,323

6.Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life	As of
	(In Years)	March 31, 2017	December 31, 2016
		(In thousands)
Equipment leased to customers	2-5	$2,528,272	$2,630,269
EchoStar XV	15	277,658	277,658
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	1,596,852	1,541,838
Buildings and improvements	1-40	288,636	287,612
Land	-	14,057	14,057
Construction in progress	-	66,763	87,887
Total property and equipment		5,272,057	5,339,140
Accumulated depreciation		(3,464,387)	(3,448,772)
Property and equipment, net		$1,807,670	$1,890,368

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Equipment leased to customers	$131,117	$158,009
Satellites	15,261	15,261
Buildings, furniture, fixtures, equipment and other	35,650	32,923
Total depreciation and amortization	$182,028	$206,193

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

As of March 31, 2017, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
			(Years)/
		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15

Leased from DISH Network (1):
EchoStar XVIII	June 2016	61.5	Month to month

Leased from EchoStar (2):
EchoStar VII (3)	February 2002	119	June 2018
EchoStar IX	August 2003	121	Month to month
EchoStar X (3)	February 2006	110	February 2021
EchoStar XI (3)	July 2008	110	September 2021
EchoStar XII	July 2003	61.5	September 2017
EchoStar XIV (3)	March 2010	119	February 2023
EchoStar XVI (4)	November 2012	61.5	January 2018
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 11 for further information on our Related Party Transactions with DISH Network.
(2)	See Note 11 for further information on our Related Party Transactions with EchoStar.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

(3)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(4)	We have the option to renew this lease for an additional five-year period. If we exercise our five-year renewal option, we have the option to renew this lease for an additional five years.

7.Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
4 5/8% Senior Notes due 2017 (1)	$900,000	$907,551	$900,000	$913,887
4 1/4% Senior Notes due 2018	1,200,000	1,223,124	1,200,000	1,228,464
7 7/8% Senior Notes due 2019	1,400,000	1,549,660	1,400,000	1,559,698
5 1/8% Senior Notes due 2020	1,100,000	1,148,400	1,100,000	1,141,866
6 3/4% Senior Notes due 2021	2,000,000	2,167,660	2,000,000	2,178,880
5 7/8% Senior Notes due 2022	2,000,000	2,104,780	2,000,000	2,114,780
5 % Senior Notes due 2023	1,500,000	1,512,315	1,500,000	1,500,315
5 7/8% Senior Notes due 2024	2,000,000	2,106,020	2,000,000	2,064,000
7 3/4% Senior Notes due 2026	2,000,000	2,334,200	2,000,000	2,270,900
Other notes payable	12,606	12,606	12,606	12,606
Subtotal	14,112,606	$15,066,316	14,112,606	$14,985,396
Unamortized deferred financing costs and debt discounts, net	(37,692)		(40,123)
Capital lease obligations (2)	132,191		140,885
Total long-term debt and capital lease obligations (including current portion)	$14,207,105		$14,213,368

(1)	Our 4 5/8% Senior Notes due 2017 mature on July 15, 2017.
(2)	Disclosure regarding fair value of capital leases is not required.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Auction 1000.    The broadcast incentive auction in the 600 MHz frequency range (“Auction 1000”) began on March 29, 2016 and concluded on March 30, 2017.  On April 13, 2017, the FCC announced that ParkerB.com Wireless L.L.C. (“ParkerB.com”), a wholly-owned subsidiary of DISH Network, was the winning bidder for 486 wireless spectrum licenses (the “600 MHz Licenses”) with aggregate winning bids totaling approximately $6.2 billion.  On April 27, 2017, ParkerB.com filed an application with the FCC to acquire the 600 MHz Licenses and the FCC’s prohibition on certain communications related to Auction 1000 expired.  On July 1, 2016, DISH Network paid $1.5 billion to the FCC as a deposit for Auction 1000.  DISH Network paid the remaining balance of its winning bids of approximately $4.7 billion on May 11, 2017 from existing cash and marketable investment securities balances.  Issuance of the 600 MHz Licenses to ParkerB.com depends, among other things, upon the FCC’s review and approval of the application filed by ParkerB.com.  Objections to the application filed by ParkerB.com must be submitted to the FCC within ten days following the release by the FCC of the public notice listing the applications that have been found by the FCC to be acceptable for filing.  DISH Network cannot predict the timing or the outcome of the FCC’s review of the application filed by ParkerB.com.

600 MHz licenses are subject to certain interim and final build-out requirements.  Within six years after the FCC issues the 600 MHz licenses, the licensee shall provide reliable signal coverage and offer wireless service to at least 40% of the population in each area covered by an individual 600 MHz license (the “600 MHz Interim Build-Out Requirement”).  Within twelve years after the FCC issues the 600 MHz licenses, the licensee shall provide reliable signal coverage and offer wireless service to at least 75% of the population in each area covered by an individual 600 MHz license (the “600 MHz Final Build-Out Requirement”).  If the 600 MHz Interim Build-Out Requirement is not met, the 600 MHz license term and the 600 MHz Final Build-Out Requirement may be accelerated by two years (from twelve years to ten years) for each 600 MHz license area in which the licensee does not meet the requirement.  If the 600 MHz Final Build-Out Requirement is not met, the licensee’s authorization for each 600 MHz license area in which the licensee does not meet the requirement may terminate.  In addition, certain broadcasters will have up to 39 months (ending July 13, 2020) to relinquish their 600 MHz spectrum, which may impact the timing for a licensee’s ability to commence operations using certain 600 MHz licenses.  The FCC will issue the 600 MHz licenses prior to the clearance of the spectrum, and the build-out deadlines are based on the date that the licenses are issued, not the date that the spectrum is cleared.

In connection with the development of DISH Network’s wireless business, including without limitation the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance in whole or in part DISH Network’s future efforts.  See Note 11 for further information regarding our dividends to DOC.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network has made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  DISH Network may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans or partnerships could vary significantly.  For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments and Contingencies – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

See Note 10 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 for further information.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of March 31, 2016, the remaining obligation of the DISH Network guarantee was $174 million.  As of March 31, 2017, DISH Network has not recorded a liability on the balance sheet for this guarantee.

Contingencies

Separation Agreement

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  In connection with the Spin-off, DISH Network entered into a separation agreement with EchoStar that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH Network will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as our acts or omissions following the Spin-off.    On February 28, 2017, DISH Network and EchoStar completed the Share Exchange pursuant to which certain assets that were transferred to EchoStar in the Spin-off were transferred back to us.  The Share Exchange Agreement contains additional indemnification provisions between us and EchoStar for certain liabilities and legal proceedings.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., DISH Network, EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey® set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 26, 2015, we and EchoStar filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 233 patent.  The United States Patent and Trademark Office has agreed to institute a proceeding on our petition, as well as on two third-party petitions challenging the validity of certain claims of the 233 patent, and it heard oral argument on January 16, 2016.  On June 1, 2016, the United States Patent and Trademark Office found that all claims asserted against us and the EchoStar parties were unpatentable.  On July 5, 2016, CRFD filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, which heard oral argument on April 6, 2017.  The litigation in the District Court has been stayed since June 4, 2015 pending resolution of our petition to the United States Patent and Trademark Office.

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

Customedia Technologies, L.L.C.

On February 10, 2016, Customedia Technologies, L.L.C. (“Customedia”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of four patents:  United States Patent No. 8,719,090 (the “090 patent”); United States Patent No. 9,053,494 (the “494 patent”); United States Patent No. 7,840,437 (the “437 patent”); and United States Patent No. 8,955,029 (the “029 patent”).  Each patent is entitled “System for Data Management And On-Demand Rental And Purchase Of Digital Data Products.”  Customedia appears to allege infringement in connection with our addressable advertising services, our DISH Anywhere feature, and our Pay-Per-View and video-on-demand offerings.  In December 2016 and January 2017, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents.  Trial has been set for September 5, 2017.    Customedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  The plaintiff is also seeking enhanced damages under the TCPA for alleged willful or knowing violations.  The Court will decide whether there were any willful or knowing violations, and the Court has discretion to increase the damages by up to three times for any such violations.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial.

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

DISH Network’s Board of Directors established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its business judgment that it is in the best interests of DISH Network not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  In an order entered on September 18, 2015, the Court granted the Special Litigation Committee’s motion to defer to the Special Litigation Committee’s October 24, 2014 report, including its finding that dismissal of the action is in the best interest of DISH Network.  The Court also held that, in light of granting the motion to defer, the pending motions to dismiss filed by the individual defendants were denied without prejudice as moot.  On October 12, 2015, Jacksonville PFPF filed a notice of appeal to the Supreme Court of Nevada, and the appeal is now fully briefed.  Oral argument on the appeal has been tentatively set for June 5, 2017.   DISH Network cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Michael Heskiaoff, Marc Langenohl, and Rafael Mann

On July 10, 2015, Messrs. Michael Heskiaoff and Marc Langenohl, purportedly on behalf of themselves and all others similarly situated, filed suit against our subsidiary Sling Media, Inc. (now known as “Sling Media L.L.C.,” which we acquired as a result of the completion of the Share Exchange on February 28, 2017) in the United States District Court for the Southern District of New York.  The complaint alleges that Sling Media Inc.’s display of advertising to its customers violates a number of state statutes dealing with consumer deception.  On September 25, 2015, the plaintiffs filed an amended complaint, and Mr. Rafael Mann, purportedly on behalf of himself and all others similarly situated, filed an additional complaint alleging similar causes of action.  On November 16, 2015, the cases were consolidated.  On August 12, 2016, the Court granted our motion to dismiss the consolidated case.  On September 12, 2016, the plaintiffs moved the Court for leave to file an amended complaint, which we opposed.  On March 22, 2017, the Court denied the plaintiffs’ motion for leave to file an amended complaint and entered judgment in favor of Sling Media L.L.C.  On April 17, 2017, the plaintiffs filed a notice of appeal.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against DISH Network and EchoStar, in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. Re. 35,952 (the “952 patent”), which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The case was stayed in July 2009 pending two reexamination petitions before the United States Patent and Trademark Office, which concluded in August 2015 and resulted in 42 out of the 53 claims of the 952 patent being invalidated.  Six of the surviving 11 claims are asserted against us.  The case resumed in August 2015.  In a separate matter in which TDL is asserting the same patent, the court in that action ruled that four claims of the 952 patent (which are among the six claims asserted against us) are invalid because they claim unpatentable subject matter, and TDL has stipulated that it will not appeal that order.  Thus, only two claims of the 952 patent remain asserted against us.  A trial date has not been set.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiary DISH Network L.L.C.; DISH Network; EchoStar; and EchoStar’s subsidiaries EchoStar Technologies L.L.C., Hughes Satellite Systems Corporation, and Sling Media Inc., in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere™ service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During August 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 456 patent, and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions.  On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines.    On January 30, 2017, the United States Patent and Trademark Office issued its final written decisions on our petitions, invalidating all claims of the 456 patent that were asserted in the litigation.  On April 3, 2017, TQ Beta filed a notice of appeal.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman and Chief Executive Officer) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties.  The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action.  The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless.  The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules.  Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA.  Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA.    On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia issues its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C.  See Note 10 “Commitments and Contingencies – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 for further information.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

10.    Geographic Information

Revenue is attributed to geographic regions based upon the location where the goods and services are provided.  All subscriber-related revenue was derived from the United States.  Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months
	Ended March 31,
Revenue:	2017	2016
	(In thousands)
United States	$3,561,362	$3,676,444
Canada and Mexico	9,597	36,188
Total revenue	$3,570,959	$3,712,632

11.Related Party Transactions

Related Party Transactions with DISH Network

On June 30, 2016, we paid a dividend of $1.5 billion to DOC.

Advertising Sales.  We provide advertising services to DISH Network’s broadband business.  During the three months ended March 31, 2017 and 2016, we received revenue associated with these services of zero and $2 million, respectively, in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Broadband,  Wireless and Other Operations.  We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations.  During the three months ended March 31, 2017 and 2016, the costs charged to DISH Network associated with these services were $15 million and $17 million, respectively.

EchoStar XVIII Satellite.  The EchoStar XVIII satellite was launched on June 18, 2016 and became operational as an in-orbit spare at the 61.5 degree orbital location during the third quarter 2016, at which time we began leasing it from an indirect wholly-owned subsidiary of DISH Network.  During the three months ended March 31, 2017, we incurred $17 million of expense related to this satellite.  This amount is recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  In connection with the Share Exchange, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  In addition, certain agreements that we had with EchoStar have terminated, and we entered into certain new agreements with EchoStar.  As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Condensed Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  Intercompany transactions between the Transferred Businesses and us, including, among others, the sale of set-top boxes and broadcast services from EchoStar to us, have been eliminated to the extent possible, including the margin EchoStar received on those sales.  See Note 2 for further information.  We also may enter into additional agreements with EchoStar in the future.  Included below is a summary of the terms of our principal agreements with EchoStar that may have an impact on our financial condition and results of operations.

“Trade accounts receivable”

As of March 31, 2017 and December 31, 2016, trade accounts receivable from EchoStar was $2 million and $1 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of March 31, 2017 and December 31, 2016, trade accounts payable to EchoStar was $219 million and $259 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended March 31, 2017 and 2016, we received $1 million and less than $1 million, respectively, for services and other revenue from EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements.  DISH Network has entered into lease agreements pursuant to which DISH Network leases certain real estate to EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

•

El Paso Lease Agreement.  During 2012, DISH Network began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms.  During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018.

•

90 Inverness Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in December 2022.  EchoStar has the option to renew this lease for four three-year periods.

•

Cheyenne Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in March 2019.  EchoStar has the option to renew this lease for thirteen one-year periods.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

•

Gilbert Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 801 N. DISH Dr., Gilbert, Arizona for a period ending in March 2019.  EchoStar has the option to renew this lease for thirteen one-year periods.

•

American Fork Occupancy License Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, we acquired the lease for certain space at 796 East Utah Valley Drive, American Fork, Utah, and we sublease certain space at this location to EchoStar for a period ending in August 2017.

Collocation and Antenna Space Agreements.  In connection with the completion of the Share Exchange, effective March 1, 2017, we entered into certain agreements pursuant to which we will provide certain collocation and antenna space to EchoStar through March 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; and Englewood, Colorado.  EchoStar may terminate any of these agreements with 180 days’ prior written notice to us.  The fees for the services provided under these agreements depend, among other things, on the number of racks leased and/or antennas present at the location.

“Satellite and transmission expenses”

For the three months ended March 31, 2017 and 2016, we incurred expenses of $87 million and $88 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  EchoStar is a supplier of the vast majority of our transponder capacity.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

Satellite Capacity Leased from EchoStar.  We have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  See “Pay-TV Satellites” in Note 6 for further information.  The term of each lease is set forth below:

•

EchoStar VII, X, XI and XIV.  On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar VII, X, XI and XIV satellites.  The term of each satellite capacity agreement generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

•

EchoStar IX.  We lease certain satellite capacity from EchoStar on EchoStar IX.  Subject to availability, we generally have the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis.

•

EchoStar XII.  The lease for EchoStar XII generally terminates upon the earlier of:  (i) the end-of-life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options.  This lease expires in September 2017, and we do not expect to renew this lease.

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

TT&C Agreement.  Effective January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for certain satellites for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  In November 2016, we and EchoStar amended the 2012 TT&C Agreement to extend the term thereof for one additional year until December 31, 2017.    The fees for services provided under the 2012 TT&C Agreement are calculated at either:  (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  We are able to terminate the 2012 TT&C Agreement for any reason upon 60 days’ notice.

“General and administrative expenses”

During the three months ended March 31, 2017 and 2016, we incurred $3 million and $4 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

•

Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado was for a period ending on December 31, 2016.  In December 2016, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2017.

•

Santa Fe Lease Agreement.  The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado was for a period ending on December 31, 2016.    In December 2016, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2017.

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

•

100 Inverness Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, we lease certain space from EchoStar at 100 Inverness Circle East, Englewood, Colorado for a period ending in December 2020.  This agreement may be terminated by either party upon 180 days’ prior notice.

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, DISH Network entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, DISH Network and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, DISH Network and EchoStar agreed that DISH Network shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement renewed on January 1, 2017 for an additional one-year period until January 1, 2018 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.  In connection with the completion of the Share Exchange on February 28, 2017, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Share Exchange Agreement.    Revenue for services provided by us to EchoStar under the Professional Services Agreement is recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Tax Matters Agreement.  In connection with the completion of the Share Exchange, DISH Network and EchoStar entered into a Tax Matters Agreement, which governs certain rights, responsibilities and obligations with respect to taxes of the Transferred Businesses pursuant to the Share Exchange.  Generally, EchoStar is responsible for all tax returns and tax liabilities for the Transferred Businesses for periods prior to the Share Exchange, and DISH Network is responsible for all tax returns and tax liabilities for the Transferred Businesses from and after the Share Exchange.  Both DISH Network and EchoStar have made certain tax-related representations and are subject to various tax-related covenants after the consummation of the Share Exchange.  Both DISH Network and EchoStar have agreed to indemnify each other if there is a breach of any such tax representation or violation of any such tax covenant and that breach or violation results in the Share Exchange not qualifying for tax free treatment for the other party.  In addition, DISH Network has agreed to indemnify EchoStar if the Transferred Businesses are acquired, either directly or indirectly (e.g., via an acquisition of DISH Network), by one or more persons and such acquisition results in the Share Exchange not qualifying for tax free treatment.  The Tax Matters Agreement supplements the Tax Sharing Agreement described above, which continues in full force and effect.

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

Patent Cross-License Agreements.  In December 2011, DISH Network and EchoStar entered into separate patent cross-license agreements with the same third party whereby:  (i) EchoStar and such third party licensed their respective patents to each other subject to certain conditions; and (ii) DISH Network and such third party licensed their respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”).  Each Cross License Agreement covers patents acquired by the respective party prior to January 1, 2017 and aggregate payments under both Cross-License Agreements total less than $10 million.  Each Cross License Agreement also contains an option to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 1, 2022.  In December 2016, DISH Network and EchoStar independently exercised their respective options to extend each Cross-License Agreement.  The aggregate additional payments to such third party was less than $3 million.  Since the aggregate payments under both Cross-License Agreements were based on the combined annual revenues of DISH Network and EchoStar, DISH Network and EchoStar agreed to allocate their respective payments to such third party based on their respective percentage of combined total revenue.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Invidi.  In November 2010 and April 2011, EchoStar made investments in Invidi in exchange for shares of Invidi’s Series D Preferred Stock.  In November 2016, we, DIRECTV, LLC, a wholly-owned indirect subsidiary of AT&T Inc., and Cavendish Square Holding B.V., an affiliate of WPP plc, entered into a series of agreements to acquire Invidi.  As a result of the transaction, EchoStar sold its ownership interest in Invidi on the same terms offered to the other shareholders of Invidi.  The transaction closed in January 2017.

Hughes Broadband Master Services Agreement.   During March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into a Master Services Agreement (“MSA”) pursuant to which DNLLC will, among other things: (i) have the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) install Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  The MSA has an initial term of 5 years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.  For the three months ended March 31, 2017, we purchased broadband equipment from HNS of $7 million under this agreement.

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

Intellectual Property and Technology License Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, DISH Network and EchoStar entered into an Intellectual Property and Technology License Agreement (“IPTLA”), pursuant to which DISH Network and EchoStar license to each other certain intellectual property and technology.  The IPTLA will continue in perpetuity, unless mutually terminated by the parties.  Pursuant to the IPTLA, EchoStar granted to DISH Network a license to its intellectual property and technology for use by DISH Network, among other things, in connection with its continued operation of the Transferred Businesses acquired pursuant to the Share Exchange Agreement, including a limited license to use the “ECHOSTAR” trademark during a transition period.  EchoStar retains full ownership of the “ECHOSTAR” trademark.  In addition, DISH Network granted a license back to EchoStar, among other things, for the continued use of all intellectual property and technology transferred to DISH Network pursuant to the Share Exchange Agreement that is used in EchoStar’s retained businesses.

Related Party Transactions with NagraStar L.L.C.

As a result of the completion of the Share Exchange on February 28, 2017, we own a 50% interest in NagraStar, a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.  Certain payments related to NagraStar are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, certain other payments are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  We record all payables in “Trade accounts payable” or “Other accrued expenses” on our Condensed Consolidated Balance Sheets.  Our investment in NagraStar is accounted for using the equity method.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$17,779	$25,498

	As of
	March 31, 2017	December 31, 2016
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$17,589	$18,597
Commitments to NagraStar	$3,090	$2,716

Related Party Transactions with Dish Mexico

Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) is an entity that provides direct-to-home satellite services in Mexico, which is owned 49.0% by EchoStar.  We provide certain broadcast services and sell hardware such as digital set-top boxes and related components to Dish Mexico, which are recorded in “Equipment sales and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The table below summarizes our transactions with Dish Mexico:

	For the Three Months
	Ended March 31,
	2017	2016
	(In thousands)
Sales:
Digital receivers and related components	$871	$22,554
Uplink services	$1,023	$1,009

	As of
	March 31,	December 31,
	2017	2016
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$1,821	$13,516

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Item 1A. Risk Factors.”  Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

Overview

Our business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value.  We promote our pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers.

As the pay-TV industry is mature, our strategy has included an increased emphasis on acquiring and retaining higher quality subscribers, even if it means that we will acquire and retain fewer overall subscribers.  We evaluate the quality of subscribers based upon a number of factors, including, among others, profitability.  Our Pay-TV subscriber base has been declining due to, among other things, this strategy.  There can be no assurance that our Pay-TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.

Our current revenue and profit is primarily derived from providing pay-TV services to our subscribers.  We also generate revenue from equipment rental fees and other hardware related fees, including fees for DVRs, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners; advertising services; fees earned from our in-home service operations;  and sales of digital receivers and related components to third-party pay-TV providers.  Our most significant expenses are subscriber-related expenses, which are primarily related to programming, subscriber acquisition costs and depreciation and amortization.

Financial Highlights

2017 First Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.571 billion
•	Pay-TV ARPU of $86.55
•	Net income attributable to DISH DBS of $242 million
•	Gross new Pay-TV subscriber activations of approximately 547,000
•	Pay-TV SAC of $590
•	Loss of approximately 143,000 net Pay-TV subscribers
•	Pay-TV churn rate of 1.69%

Consolidated Financial Condition as of March 31, 2017

•	Cash, cash equivalents and current marketable investment securities of $1.040 billion
•	Total assets of $5.127 billion
•	Total long-term debt and capital lease obligations of $14.207 billion

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Our subsidiaries operate one primary business segment.

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  We had 13.528 million Pay-TV subscribers in the United States as of March 31, 2017 and are the nation’s fourth largest pay-TV provider.  Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH branded pay-TV service from our competitors, we introduced the Hopper® whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

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

As a result of the completion of the Share Exchange, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.

Share Exchange Agreement

On February 28, 2017, DISH Network and EchoStar and certain of their respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplinking services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”).  In connection with the Share Exchange, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 11 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Condensed Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock is recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  The results of the Transferred Businesses were prepared from separate records maintained by EchoStar for the periods prior to March 1, 2017, and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Transferred Businesses had been operated on a combined basis with our subsidiaries.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Many of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers, including bundled offers combining broadband, video and/or wireless services and other promotional offers.  Certain competitors have been able to subsidize the price of video services with the price of broadband and/or wireless services.  In addition, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate continue to be negatively impacted by stricter customer acquisition and retention policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring and retaining higher quality subscribers.

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

We implement new marketing promotions from time to time that are intended to increase our gross new Pay-TV subscriber activations.  During 2015 and early 2016, we launched various marketing promotions offering certain DISH branded pay-TV programming packages without a price increase for a limited time period.  During the third quarter 2016, we launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of eight themed add-on channel packs, which include local broadcast networks and kids, national and regional sports and general entertainment programming.  Subscribers can also add or remove additional channel packs to best suit their entertainment needs.    During 2017, we launched “Tuned In To You” and the accompanying “Spokeslistener” campaign.  While we plan to implement these and other new marketing efforts, there can be no assurance that we will ultimately be successful in increasing our gross new Pay-TV subscriber activations.  Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Our Pay-TV subscriber base has been declining due to, among other things, the factors described above.  There can be no assurance that our Pay-TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.  In the event that our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Changes in our Technology

We have been deploying DBS receivers that utilize 8PSK modulation technology with MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow improved broadcast efficiency, and therefore allow increased programming capacity.  Many of our customers today, however, do not have DBS receivers that use MPEG-4 compression technology.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new DBS receivers have MPEG-4 compression with 8PSK modulation technology.

In addition, from time to time, we change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives.  We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

Operational Liquidity

We make general investments in property such as satellites, set-top boxes, information technology and facilities that support our overall business.  Moreover, since we are primarily a subscriber-based company, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers.  While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary.  Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment.  Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive, but there can be no assurances that over time we will recoup or earn a return on the upfront investment.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

Auction 1000.  The broadcast incentive auction in the 600 MHz frequency range (“Auction 1000”) began on March 29, 2016 and concluded on March 30, 2017.  On April 13, 2017, the FCC announced that ParkerB.com Wireless L.L.C. (“ParkerB.com”), a wholly-owned subsidiary of DISH Network, was the winning bidder for 486 wireless spectrum licenses (the “600 MHz Licenses”) with aggregate winning bids totaling approximately $6.2 billion.  On April 27, 2017, ParkerB.com filed an application with the FCC to acquire the 600 MHz Licenses and the FCC’s prohibition on certain communications related to Auction 1000 expired.  On July 1, 2016, DISH Network paid $1.5 billion to the FCC as a deposit for Auction 1000.  DISH Network paid the remaining balance of its winning bids of approximately $4.7 billion on May 11, 2017 from existing cash and marketable investment securities balances.  Issuance of the 600 MHz Licenses to ParkerB.com depends, among other things, upon the FCC’s review and approval of the application filed by ParkerB.com.  Objections to the application filed by ParkerB.com must be submitted to the FCC within ten days following the release by the FCC of the public notice listing the applications that have been found by the FCC to be acceptable for filing.  DISH Network cannot predict the timing or the outcome of the FCC’s review of the application filed by ParkerB.com.

In connection with the development of DISH Network’s wireless business, including without limitation the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance in whole or in part DISH Network’s future efforts.  See Note 11 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our dividends to DISH Orbital Corporation (“DOC”).  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses.  Through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network has made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  DISH Network may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans or partnerships could vary significantly.  For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments and Contingencies – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

See Note 10 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 for further information.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

Statement of Cash Flows:  Restricted Cash.  On November 17, 2016, the FASB issued ASU 2016-18 Restricted Cash (“ASU 2016-18”),  which addresses the diversity where changes in restricted cash are classified on the cash flow statement.  ASU 2016-18 requires that changes in restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We expect that the adoption of ASU 2016-18 will have an immaterial impact on our Condensed Consolidated Financial Statements and related disclosures.

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

Equipment sales and other revenue.    “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to independent third-party retailers and other independent third-party distributors of our equipment, sales of digital receivers and related components to third-party pay-TV providers and revenue from services and other agreements with EchoStar.

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

Satellite and transmission expenses.    “Satellite and transmission expenses” includes the cost of leasing satellite and transponder capacity from EchoStar and the cost of telemetry, tracking and control and other professional services provided to us by EchoStar.  “Satellite and transmission expenses” also includes the cost of digital broadcast operations, executory costs associated with capital leases and costs associated with transponder leases and other related services.  In addition, “Satellite and transmission expenses” includes costs associated with our Sling TV services including, among other things, streaming delivery technology and infrastructure.

Cost of sales - equipment and other.    “Cost of sales - equipment and other” primarily includes the cost of non-subsidized sales of DBS accessories to independent third-party retailers and other independent third-party distributors of our equipment, costs associated with sales of digital receivers and related components to third-party pay-TV providers and costs related to services and other agreements with EchoStar.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Pay-TV subscribers.    We include customers obtained through direct sales, independent third-party retailers and other independent third-party distribution relationships in our Pay-TV subscriber count.  We also provide DISH branded pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our Flex Pack programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  All Sling branded pay-TV subscribers are included in our Pay-TV subscriber count.  Sling branded pay-TV subscribers receiving service for no charge, under certain new subscriber promotions, are excluded from our Pay-TV subscriber count.  Sling branded pay-TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  For customers who subscribe to both our DISH branded pay-TV service and our Sling branded pay-TV services, each subscription is counted as a separate Pay-TV subscriber.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2017	2016	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$3,536,462	$3,660,666	$(124,204)	(3.4)
Equipment sales and other revenue	34,497	51,966	(17,469)	(33.6)
Total revenue	3,570,959	3,712,632	(141,673)	(3.8)

Costs and Expenses:
Subscriber-related expenses	2,177,930	2,160,356	17,574	0.8
% of Subscriber-related revenue	61.6%	59.0%
Satellite and transmission expenses	190,662	166,396	24,266	14.6
% of Subscriber-related revenue	5.4%	4.5%
Cost of sales - equipment and other	26,059	40,265	(14,206)	(35.3)
Subscriber acquisition costs	280,177	352,581	(72,404)	(20.5)
General and administrative expenses	125,310	191,899	(66,589)	(34.7)
% of Total revenue	3.5%	5.2%
Depreciation and amortization	182,028	206,193	(24,165)	(11.7)
Total costs and expenses	2,982,166	3,117,690	(135,524)	(4.3)

Operating income (loss)	588,793	594,942	(6,149)	(1.0)

Other Income (Expense):
Interest income	2,287	347	1,940	*
Interest expense, net of amounts capitalized	(221,291)	(191,376)	(29,915)	(15.6)
Other, net	948	32,245	(31,297)	(97.1)
Total other income (expense)	(218,056)	(158,784)	(59,272)	(37.3)

Income (loss) before income taxes	370,737	436,158	(65,421)	(15.0)
Income tax (provision) benefit, net	(129,779)	(163,670)	33,891	20.7
Effective tax rate	35.0%	37.5%
Net income (loss)	240,958	272,488	(31,530)	(11.6)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(757)	(347)	(410)	*
Net income (loss) attributable to DISH DBS	$241,715	$272,835	$(31,120)	(11.4)

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.528	13.874	(0.346)	(2.5)
Pay-TV subscriber additions, gross (in millions)	0.547	0.657	(0.110)	(16.7)
Pay-TV subscriber additions (losses), net (in millions)	(0.143)	(0.023)	(0.120)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.69%	1.63%	0.06%	3.7
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$590	$625	$(35)	(5.6)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$86.55	$87.94	$(1.39)	(1.6)
EBITDA	$772,526	$833,727	$(61,201)	(7.3)

* Percentage is not meaningful.

Pay-TV subscribers.  We lost approximately 143,000 net Pay-TV subscribers during the three months ended March 31, 2017, compared to the loss of approximately 23,000 net Pay-TV subscribers during the same period in 2016.  The increase in net Pay-TV subscriber losses during the three months ended March 31, 2017 compared to the same period in 2016 primarily resulted from lower gross new Pay-TV subscriber activations and a  higher Pay-TV churn rate.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

During the three months ended March 31, 2017, we activated approximately 547,000 gross new Pay-TV subscribers compared to approximately 657,000 gross new Pay-TV subscribers during the same period in 2016, a decrease of 16.7%.  This decrease in our gross new Pay-TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers.  This decrease was partially offset by an increase in Sling branded pay-TV subscriber activations during 2017.

Our Pay-TV churn rate for the three months ended March 31, 2017 was 1.69% compared to 1.63% for the same period in 2016.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.    As part of our increased emphasis on retaining higher quality subscribers, we have been more selective in issuing retention credits, which has had a negative impact on our Pay-TV churn rate.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.536 billion for the three months ended March 31, 2017,  a decrease of $124 million or 3.4% compared to the same period in 2016.  The change in “Subscriber-related revenue” from the same period in 2016 was primarily related to a lower average Pay-TV subscriber base and the decrease in Pay-TV ARPU discussed below.

Pay-TV ARPU.    Pay-TV ARPU was $86.55 during the three months ended March 31, 2017 versus $87.94 during the same period in 2016.  The $1.39 or 1.6% decrease in Pay-TV ARPU was primarily attributable to a shift in DISH branded pay-TV programming package mix and an increase in Sling branded pay-TV subscribers.  Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscribers during 2017 had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH branded pay-TV programming package price increases in February 2017 and 2016.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.178  billion during the three months ended March 31, 2017, an increase of $18 million or 0.8% compared to the same period in 2016.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs per subscriber, partially offset by a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.    “Subscriber-related expenses” represented 61.6% and 59.0% of “Subscriber-related revenue” for the three months ended March 31, 2017 and 2016, respectively.  The increase in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $280 million during the three months ended March 31, 2017, a decrease of $72 million or 20.5% compared to the same period in 2016.  This change was primarily attributable to fewer gross new Pay-TV subscriber activations, a decrease in Pay-TV SAC, discussed below.

Pay-TV SAC.  Pay-TV SAC was $590 during the three months ended March 31, 2017 compared to $625 during the same period in 2016, a decrease of $35 or 5.6%.  This change was primarily attributable to an increase in Sling branded pay-TV subscriber activations, partially offset by an increase in advertising costs per activation.  Subscriber acquisition costs for Sling branded pay-TV subscribers are significantly lower than those for DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscriber activations during 2017 had a positive impact on Pay-TV SAC.  We expect this trend to continue.

During the three months ended March 31, 2017 and 2016, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $42 million and $58 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations, discussed above.

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

General and administrative expenses.  “General and administrative expenses” totaled $125 million during the three months ended March 31, 2017, a $67 million or 34.7% decrease compared to the same period in 2016.  This decrease was primarily driven by the positive impact of litigation settlements during 2017 and a decrease in costs to support DISH Network.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $182 million during the three months ended March 31, 2017, a $24 million or 11.7% decrease compared to the same period in 2016.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH branded pay-TV subscribers.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $221 million during the three months ended March 31, 2017, an increase of $30 million or 15.6% compared to the same period in 2016.  The increase was principally related to interest expense associated with the issuance in June 2016 of our 7 3/4% Senior Notes due 2026, partially offset by a reduction in interest expense as a result of redemptions of debt during 2016.

Other, net.  “Other, net” income was $1 million during the three months ended March 31, 2017, a decrease of $31 million compared to the same period in 2016.  The three months ended March 31, 2016 was positively impacted by net realized gains on our marketable and other investment securities.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $773 million during the three months ended March 31, 2017, a decrease of $61 million or 7.3% compared to the same period in 2016.  EBITDA for the three months ended March 31, 2016 was positively impacted by “Other, net” income of $32 million.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	March 31,
	2017	2016
	(In thousands)
EBITDA	$772,526	$833,727
Interest, net	(219,004)	(191,029)
Income tax (provision) benefit, net	(129,779)	(163,670)
Depreciation and amortization	(182,028)	(206,193)
Net income (loss) attributable to DISH DBS	$241,715	$272,835

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

Income tax (provision) benefit, net.    Our income tax provision was $130 million during the three months ended March 31, 2017, a decrease of $34 million compared to the same period in 2016.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes” and a decrease in our effective tax rate.

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

Item 1A.    RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of our risk factors.

Item 6.EXHIBITS

(a)	Exhibits.

10.1☐

Share Exchange Agreement, dated as of January 31, 2017, by and among DISH Network Corporation, DISH Network L.L.C., DISH Operating L.L.C., EchoStar Corporation, EchoStar Broadcasting Holding Parent L.L.C., EchoStar Broadcasting Holding Corporation, EchoStar Technologies Holding Corporation and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q of DISH Network Corporation for the quarter ended March 31, 2017, Commission File No. 0-26176).**

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended March 31, 2017, filed on May 12, 2017, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

*Filed herewith.

☐Incorporated by reference.

**Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

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

Date:  May 12, 2017