Form 10-Q
period 2017-06-30
DISH DBS CORP
filed 2017-08-11
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2017, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

Operational and Service Delivery Risks

•

If our operational performance and customer satisfaction were to deteriorate, our gross new subscriber activations and our subscriber churn may be negatively impacted, which could in turn adversely affect our revenue.

•

If our gross new subscriber activations continue to decrease, or if our subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

i

•	Programming expenses are increasing and could adversely affect our future financial condition and results of operations.

•

We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to this programming, our gross new subscriber activations and our subscriber churn may be negatively impacted.

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

Legal and Regulatory Risks

•

The rulings in the Do Not Call litigation requiring us to pay up to an aggregate amount of $341 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part ~~II, Item 1A of this Quarterly Report on Form 10-Q and in Part~~ I, Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) filed with the SEC, those discussed in “Management’s Narrative Analysis of Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC.  All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements.  The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$1,174,555	$777,578
Marketable investment securities	3,521	3,833
Trade accounts receivable, net of allowance for doubtful accounts of $19,571 and $17,440, respectively	704,892	740,856
Inventory	373,659	422,323
Other current assets	109,862	112,745
Total current assets	2,366,489	2,057,335

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	81,433	82,360
Property and equipment, net	1,724,857	1,890,368
FCC authorizations	635,794	635,794
Other investment securities	119,750	33,248
Other noncurrent assets, net	232,138	243,112
Total noncurrent assets	2,793,972	2,884,882
Total assets	$5,160,461	$4,942,217

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$294,890	$504,562
Deferred revenue and other	723,780	751,397
Accrued programming	1,583,346	1,542,036
Accrued interest	257,850	265,224
Other accrued expenses (Note 8)	766,607	459,239
Current portion of long-term debt and capital lease obligations	2,137,909	938,832
Total current liabilities	5,764,382	4,461,290

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	12,061,139	13,274,536
Deferred tax liabilities	755,482	776,903
Long-term deferred revenue and other long-term liabilities	218,494	221,638
Total long-term obligations, net of current portion	13,035,115	14,273,077
Total liabilities	18,799,497	18,734,367

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,102,098	1,097,607
Accumulated other comprehensive income (loss)	731	(117)
Accumulated earnings (deficit)	(14,745,514)	(14,891,573)
Total DISH DBS stockholder's equity (deficit)	(13,642,685)	(13,794,083)
Noncontrolling interests	3,649	1,933
Total stockholder’s equity (deficit)	(13,639,036)	(13,792,150)
Total liabilities and stockholder’s equity (deficit)	$5,160,461	$4,942,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Subscriber-related revenue	$3,512,900	$3,709,799	$7,049,362	$7,370,465
Equipment sales and other revenue	30,912	37,497	65,409	89,463
Total revenue	3,543,812	3,747,296	7,114,771	7,459,928

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	2,183,057	2,178,685	4,360,987	4,339,041
Satellite and transmission expenses	179,059	173,751	369,721	340,147
Cost of sales - equipment and other	24,050	29,666	50,109	69,931
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	22,211	35,120	42,484	86,934
Other subscriber acquisition costs	131,501	169,845	265,558	347,937
Subscriber acquisition advertising	117,907	125,880	243,754	248,555
Total subscriber acquisition costs	271,619	330,845	551,796	683,426
General and administrative expenses	179,298	176,277	304,608	368,176
Litigation expense (Note 8)	295,695	—	295,695	—
Depreciation and amortization (Note 6)	191,314	218,929	373,342	425,122
Total costs and expenses	3,324,092	3,108,153	6,306,258	6,225,843

Operating income (loss)	219,720	639,143	808,513	1,234,085

Other Income (Expense):
Interest income	3,409	4,036	5,696	4,383
Interest expense, net of amounts capitalized	(221,943)	(191,789)	(443,234)	(383,165)
Other, net	2,477	(570)	3,425	31,675
Total other income (expense)	(216,057)	(188,323)	(434,113)	(347,107)

Income (loss) before income taxes	3,663	450,820	374,400	886,978
Income tax (provision) benefit, net	(97,120)	(172,106)	(226,899)	(335,776)
Net income (loss)	(93,457)	278,714	147,501	551,202
Less: Net income (loss) attributable to noncontrolling interests, net of tax	2,199	1,682	1,442	1,335
Net income (loss) attributable to DISH DBS	$(95,656)	$277,032	$146,059	$549,867

Comprehensive Income (Loss):
Net income (loss)	$(93,457)	$278,714	$147,501	$551,202
Other comprehensive income (loss):
Foreign currency translation adjustments	639	—	846	—
Unrealized holding gains (losses) on available-for-sale securities	(22)	111	(65)	(19,606)
Deferred income tax (expense) benefit, net	51	253	67	7,690
Total other comprehensive income (loss), net of tax	668	364	848	(11,916)
Comprehensive income (loss)	(92,789)	279,078	148,349	539,286
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	2,199	1,682	1,442	1,335
Comprehensive income (loss) attributable to DISH DBS	$(94,988)	$277,396	$146,907	$537,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$147,501	$551,202
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	373,342	425,122
Realized and unrealized losses (gains) on investments	(1,803)	(32,322)
Non-cash, stock-based compensation	11,863	3,745
Deferred tax expense (benefit)	(22,854)	(48,496)
Other, net	12,797	49,790
Changes in current assets and current liabilities, net	194,876	32,336
Net cash flows from operating activities	715,722	981,377

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	247	135,367
Purchases of property and equipment	(210,030)	(264,777)
Purchases of strategic investments	(90,381)	—
Other, net	7,569	7,858
Net cash flows from investing activities	(292,595)	(121,552)

Cash Flows From Financing Activities:
Proceeds from issuance of senior notes	—	2,000,000
Dividend to DISH Orbital Corporation	—	(1,500,000)
Redemption and repurchases of senior notes	—	(1,500,000)
Payments made to parent of transferred businesses	(7,098)	(48,342)
Repayment of long-term debt and capital lease obligations	(19,052)	(19,823)
Other, net	—	(7,548)
Net cash flows from financing activities	(26,150)	(1,075,713)

Net increase (decrease) in cash and cash equivalents	396,977	(215,888)
Cash and cash equivalents, beginning of period	777,578	420,752
Cash and cash equivalents, end of period	$1,174,555	$204,864

The accompanying notes are an integral part of these condensed consolidated financial statements

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  Our Sling domestic service has a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously.  All Sling branded pay-TV subscribers are included in our Pay-TV subscriber count.        As of June 30, 2017, we had 13.332 million Pay-TV subscribers in the United States.

As a result of the completion of the Share Exchange with EchoStar, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.  See Note 2 and Note 11 for further information.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On February 28, 2017, DISH Network and EchoStar and certain of their respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplinking services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”).  In connection with the Share Exchange, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 11 for further information.

As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Condensed Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock is recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  The results of the Transferred Businesses were prepared from separate records maintained by EchoStar for the periods prior to March 1, 2017, and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Transferred Businesses had been operated on a combined basis with our subsidiaries.  The primary impacts to our financial statement presentation are as follows:

•	Our investments in the EchoStar Tracking Stock and HSSC Tracking Stock are no longer included in our Condensed Consolidated Balance Sheets.
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

Our subsequent annual and quarterly financial statements will include the results of the Transferred Businesses as described above for all periods presented in those financial statements, including periods prior to the completion of the Share Exchange.  The table below includes unaudited supplemental pro forma information for revenue and net income (loss) attributable to DISH DBS on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as if the results of the Transferred Businesses were included for the three and six months ended June 30, 2016 and for the year ended December 31, 2016, respectively:

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	DISH DBS (as previously reported)	Adjustments Relating to the Transferred Businesses	DISH DBS (as currently reported)
		(In thousands)
For the Three Months Ended June 30, 2016:
Total revenue	$3,719,415	$27,881	$3,747,296
Net income (loss) attributable to DISH DBS	$263,394	$13,638	$277,032

For the Six Months Ended June 30, 2016:
Total revenue	$7,391,569	$68,359	$7,459,928
Net income (loss) attributable to DISH DBS	$525,628	$24,239	$549,867

For the Year Ended December 31, 2016:
Total revenue	$14,637,043	$118,896	$14,755,939
Net income (loss) attributable to DISH DBS	$916,528	$48,086	$964,614

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

Property and Equipment

Property and equipment are stated at amortized cost less impairment losses, if any.  The costs of satellites under construction, including interest and certain amounts prepaid under our satellite service agreements, are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite.  If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred.  The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any.  Depreciation is recorded on a straight-line basis over useful lives ranging from one to 40 years.  Repair and maintenance costs are charged to expense when incurred.  Renewals and improvements that add value or extend the asset’s useful life are capitalized.  Costs related to the procurement and development of software for internal-use are capitalized and amortized using the straight-line method over the estimated useful life of the software.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

As of June 30, 2017 and December 31, 2016, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development costs totaled $9 million and $12 million for the three months ended June 30, 2017 and 2016, respectively.  Research and development costs totaled $16 million and $24 million for the six months ended June 30, 2017 and 2016, respectively.

DISH DBS CORPORATION

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

3.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Six Months Ended
	June 30,
	2017	2016
	(In thousands)
Cash paid for interest	$443,283	$413,342
Cash received for interest	5,696	783
Cash paid for income taxes	10,583	11,338
Cash paid for income taxes to DISH Network	242,541	329,230
Satellites and other assets financed under capital lease obligations	—	7,510

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30, 2017	December 31, 2016
	(In thousands)
Marketable investment securities:
Current marketable investment securities	$3,521	$3,833
Restricted marketable investment securities (1)	81,277	81,679
Total marketable investment securities	84,798	85,512

Restricted cash and cash equivalents (1)	156	681

Other investment securities:
Other investment securities - equity method	111,600	25,098
Other investment securities - cost method	8,150	8,150
Total other investment securities	119,750	33,248

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$204,704	$119,441

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2017 and December 31, 2016, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

Other Investment Securities

We have strategic investments in certain debt and equity securities that are included in noncurrent “Other investment securities” on our Condensed Consolidated Balance Sheets and accounted for using the cost, equity and/or available-for-sale methods of accounting.  Certain of our equity method investments are detailed below.

NagraStar L.L.C.  As a result of the completion of the Share Exchange on February 28, 2017, we own a 50% interest in NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2017 and December 31, 2016, we had accumulated net unrealized losses of less than $1 million and less than $1 million, respectively.  These amounts, net of related tax effect, were losses of less than $1 million and less than $1 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of June 30, 2017				As of December 31, 2016
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U. S. Treasury and agency securities	$81,724	$—	$(180)	$(180)	$81,982	$13	$(132)	$(119)
Corporate securities	3,074	—	(2)	(2)	3,530	3	—	3
Total	$84,798	$—	$(182)	$(182)	$85,512	$16	$(132)	$(116)

As of June 30, 2017, restricted and non-restricted marketable investment securities included debt securities of $70 million with contractual maturities within one year and $15 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$1,094,273	$55,589	$1,038,684	$—	$702,331	$4,126	$698,205	$—

Debt securities (including restricted):
U. S. Treasury and agency securities	$81,724	$81,724	$—	$—	$81,982	$81,982	$—	$—
Corporate securities	3,074	—	3,074	—	3,530	—	3,530	—
Total	$84,798	$81,724	$3,074	$—	$85,512	$81,982	$3,530	$—

During the six months ended June 30, 2017, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.Inventory

Inventory consisted of the following:

	As of
	June 30, 2017	December 31, 2016
	(In thousands)
Finished goods	$247,289	$282,569
Work-in-process and service repairs	117,576	129,486
Raw materials	8,794	10,268
Total inventory	$373,659	$422,323

6.Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life	As of
	(In Years)	June 30, 2017	December 31, 2016
		(In thousands)
Equipment leased to customers	2-5	$2,429,614	$2,630,269
EchoStar XV	15	277,658	277,658
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	1,630,642	1,541,838
Buildings and improvements	1-40	290,095	287,612
Land	-	14,057	14,057
Construction in progress	-	59,811	87,887
Total property and equipment		5,201,696	5,339,140
Accumulated depreciation		(3,476,839)	(3,448,772)
Property and equipment, net		$1,724,857	$1,890,368

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Equipment leased to customers	$140,428	$173,008	$271,545	$331,017
Satellites	15,262	15,262	30,523	30,523
Buildings, furniture, fixtures, equipment and other	35,624	30,659	71,274	63,582
Total depreciation and amortization	$191,314	$218,929	$373,342	$425,122

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of June 30, 2017, our pay-TV satellite fleet consisted of the following:

		Degree	Estimated Useful Life
	Launch	Orbital	(Years) / Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	15

Leased from DISH Network (1):
EchoStar XVIII	June 2016	61.5	Month to month

Leased from EchoStar (2):
EchoStar VII (3)	February 2002	119	June 2018
EchoStar IX	August 2003	121	Month to month
EchoStar X (3)	February 2006	110	February 2021
EchoStar XI (3)	July 2008	110	September 2021
EchoStar XII	July 2003	61.5	September 2017
EchoStar XIV (3)	March 2010	119	February 2023
EchoStar XVI (4)	November 2012	61.5	January 2023
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 11 for further information on our Related Party Transactions with DISH Network.
(2)	See Note 11 for further information on our Related Party Transactions with EchoStar.
(3)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(4)	We have the option to renew this lease for an additional five-year period.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
4 5/8% Senior Notes due 2017 (1)	$900,000	$902,016	$900,000	$913,887
4 1/4% Senior Notes due 2018 (2)	1,200,000	1,215,768	1,200,000	1,228,464
7 7/8% Senior Notes due 2019	1,400,000	1,542,282	1,400,000	1,559,698
5 1/8% Senior Notes due 2020	1,100,000	1,152,580	1,100,000	1,141,866
6 3/4% Senior Notes due 2021	2,000,000	2,223,020	2,000,000	2,178,880
5 7/8% Senior Notes due 2022	2,000,000	2,155,060	2,000,000	2,114,780
5 % Senior Notes due 2023	1,500,000	1,543,725	1,500,000	1,500,315
5 7/8% Senior Notes due 2024	2,000,000	2,135,280	2,000,000	2,064,000
7 3/4% Senior Notes due 2026	2,000,000	2,369,240	2,000,000	2,270,900
Other notes payable	12,606	12,606	12,606	12,606
Subtotal	14,112,606	$15,251,577	14,112,606	$14,985,396
Unamortized deferred financing costs and debt discounts, net	(35,345)		(40,123)
Capital lease obligations (3)	121,787		140,885
Total long-term debt and capital lease obligations (including current portion)	$14,199,048		$14,213,368

(1)	On July 17, 2017, we redeemed the principal balance of our 4 5/8% Senior Notes due 2017.
(2)

Our 4 1/4% Senior Notes due 2018 mature on April 1, 2018 and have been reclassified to “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2017.

(3)	Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

8.Commitments and Contingencies

Commitments

Since 2008, DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Spectrum

DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as DISH Network considers its options for the commercialization of its wireless spectrum, it will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  In March 2017, DISH Network notified the FCC that it plans to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”).  The first phase of the network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network has made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  DISH Network may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans or partnerships could vary significantly.  For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments and Contingencies – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

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

See Note 10 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 for further information.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of June 30, 2017, the remaining obligation of the DISH Network guarantee was $158 million.  As of June 30, 2017, DISH Network has not recorded a liability on the balance sheet for this guarantee.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against DISH Network, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.”  ClearPlay alleges that the AutoHop™ feature of our Hopper set-top box infringes the asserted patents.  On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action.  In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable.  ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office.  On October 31, 2016, the stay was lifted.  No trial date has been set.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., DISH Network, EchoStar, and its then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey® set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 26, 2015, we and EchoStar filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 233 patent.  The United States Patent and Trademark Office has agreed to institute a proceeding on our petition, as well as on two third-party petitions challenging the validity of certain claims of the 233 patent, and it heard oral argument on January 16, 2016.  On June 1, 2016, the United States Patent and Trademark Office found that all claims asserted against us and the EchoStar parties were unpatentable.  On July 5, 2016, CRFD filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, which heard oral argument on April 6, 2017.  The litigation in the District Court has been stayed since June 4, 2015 pending resolution of our petition to the United States Patent and Trademark Office.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Customedia Technologies, L.L.C.

On February 10, 2016, Customedia Technologies, L.L.C. (“Customedia”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of four patents:  United States Patent No. 8,719,090 (the “090 patent”); United States Patent No. 9,053,494 (the “494 patent”); United States Patent No. 7,840,437 (the “437 patent”); and United States Patent No. 8,955,029 (the “029 patent”).  Each patent is entitled “System for Data Management And On-Demand Rental And Purchase Of Digital Data Products.”  Customedia appears to allege infringement in connection with our addressable advertising services, our DISH Anywhere feature, and our Pay-Per-View and video-on-demand offerings.  In December 2016 and January 2017, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents.  On June 12, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging the 090 patent and the 437 patent; on July 18, 2017, it agreed to institute proceedings on our petitions challenging the 029 patent; and on July 28, 2017, it agreed to institute proceedings on our petitions challenging the 494 patent.  These instituted proceedings cover all asserted claims of each of the asserted patents.  On August 8, 2017, the litigation in the District Court was stayed pending resolution of the proceedings at the United States Patent and Trademark Office.  Customedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois (the “FTC Action”), alleging violations of the Telephone Consumer Protection Act (“TCPA”) and the Telemarketing Sales Rule (“TSR”), as well as analogous state statutes and state consumer protection laws.  The plaintiffs alleged that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs were seeking civil penalties and damages of approximately $270 million and that the federal plaintiff was seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs were also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We also filed a motion for summary judgment, seeking dismissal of all claims.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. was entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs were entitled to partial summary judgment with respect to ten claims in the action, which included, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages were questions for trial.

In pre-trial disclosures, the federal plaintiff indicated that it intended to seek up to $900 million in alleged civil penalties, and the state plaintiffs indicated that they intended to seek as much as $23.5 billion in alleged civil penalties and damages.  The plaintiffs also modified their request for injunctive relief.  Their requested injunction, if granted, would have enjoined DISH Network L.L.C. from placing outbound telemarketing calls unless and until:  (i) DISH Network

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

L.L.C. hired a third-party consulting organization to perform a review of its call center operations; (ii) such third-party consulting organization submitted a telemarketing compliance plan to the Court and the federal plaintiff; (iii) the Court held a hearing on the adequacy of the plan; (iv) if the Court approved the plan, DISH Network L.L.C. implemented the plan and verified to the Court that it had implemented the plan; and (v) the Court issued an order permitting DISH Network L.L.C. to resume placing outbound telemarketing calls.  The plaintiffs’ modified request for injunctive relief, if granted, would have also enjoined DISH Network L.L.C. from accepting customer orders solicited by certain independent third-party retailers unless and until a similar third-party review and Court approval process was followed with respect to the telemarketing activities of its independent third-party retailer base to ensure compliance with the TSR.

The first phase of the bench trial took place January 19, 2016 through February 11, 2016.  In closing briefs, the federal plaintiff indicated that it still was seeking $900 million in alleged civil penalties; the California state plaintiff indicated that it was seeking $100 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); the Ohio state plaintiff indicated that it was seeking approximately $10 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); and the Illinois and North Carolina state plaintiffs did not state the specific alleged civil penalties and damages that they were seeking; but the state plaintiffs took the general position that any damages award less than $1.0 billion (presumably for both federal and state law claims) would not raise constitutional concerns.  Under the Eighth Amendment of the U.S. Constitution, excessive fines may not be imposed.

On October 3, 2016, the plaintiffs further modified their request for injunctive relief, and were seeking, among other things, to enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from some or all existing independent third-party retailers.  The second phase of the bench trial, which commenced on October 25, 2016 and concluded on November 2, 2016, covered the plaintiffs’ requested injunctive relief, as well as certain evidence related to the state plaintiffs’ claims.

On June 5, 2017, the Court issued Findings of Fact and Conclusions of Law and entered Judgment ordering DISH Network L.L.C. to pay an aggregate amount of $280 million to the federal and state plaintiffs.  The Court also issued a Permanent Injunction (the “Injunction”) against DISH Network L.L.C. that imposes certain ongoing compliance requirements on DISH Network L.L.C., which include, among other things: (i) the retention of a telemarketing-compliance expert to prepare a plan to ensure that DISH Network L.L.C. and certain independent third-party retailers will continue to comply with telemarketing laws and the Injunction; (ii) certain telemarketing records retention and production requirements; and (iii) certain compliance reporting and monitoring requirements.  In addition to the compliance requirements under the Injunction, within ninety (90) days after the effective date of the Injunction, DISH Network L.L.C. is required to demonstrate that it and certain independent third-party retailers are in compliance with the Safe Harbor Provisions of the TSR and TCPA and have made no prerecorded telemarketing calls during the five (5) years prior to the effective date of the Injunction (collectively, the “Demonstration Requirements”).  If DISH Network L.L.C. fails to prove that it meets the Demonstration Requirements, it will be barred from conducting any outbound telemarketing for two (2) years.  If DISH Network L.L.C. fails to prove that a particular independent third-party retailer meets the Demonstration Requirements, DISH Network L.L.C. will be barred from accepting orders from that independent third-party retailer for two (2) years.  On July 3, 2017, DISH Network L.L.C. filed two motions with the Court:  (1) to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (2) to clarify, alter and amend the Injunction.  During the three months ended June 30, 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during prior periods.  Our total accrual at June 30, 2017 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the three and six months ended June 30, 2017.  The tax deductibility of any eventual payments made with respect to the FTC Action may

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  During the three months ended June 30, 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at June 30, 2017 was $61 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

We intend to vigorously defend these cases.  We cannot predict with any degree of certainty the outcome of these suits.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network’s Board of Directors established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its business judgment that it is in the best interests of DISH Network not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  In an order entered on September 18, 2015, the Court granted the Special Litigation Committee’s motion to defer to the Special Litigation Committee’s October 24, 2014 report, including its finding that dismissal of the action is in the best interest of DISH Network.  The Court also held that, in light of granting the motion to defer, the pending motions to dismiss filed by the individual defendants were denied without prejudice as moot.  On October 12, 2015, Jacksonville PFPF filed a notice of appeal to the Supreme Court of Nevada, which heard oral argument on June 5, 2017.   DISH Network cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

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

Realtime Data LLC

On June 6, 2017, Realtime Data LLC d/b/a IXO (“Realtime”) filed an amended complaint in the United States District Court for the Eastern District of Texas against DISH Network; our wholly-owned subsidiaries DISH Network L.L.C., EchoStar Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C.; EchoStar, and EchoStar’s wholly-owned subsidiary Hughes Network Systems, LLC; and Arris Group, Inc.  The amended complaint alleges infringement of U.S. Patent No. 8,717,204 (the “204 patent”), entitled “Methods for encoding and decoding data”; U.S. Patent No. 9,054,728 (the “728 patent”), entitled “Data compression systems and methods”; U.S. Patent No. 7,358,867 (the “867 patent”), entitled “Content independent data compression method and system”; U.S. Patent No. 8,502,707 (the “707 patent”), entitled “Data compression systems and methods”; U.S. Patent No. 8,275,897 (the “897 patent”), entitled “System and methods for accelerated data storage and retrieval”; U.S. Patent No. 8,867,610 (the “610 patent”), entitled “System and methods for video and audio data distribution”; U.S. Patent No. 8,934,535 (the “535 patent”), entitled “Systems and methods for video and audio data storage and distribution”; and U.S. Patent No. 8,553,759 (the “759 patent”), entitled “Bandwidth sensitive data compression and decompression.”  Realtime’s original complaint, filed on February 14, 2017, had named only EchoStar and Hughes Network Systems, LLC as defendants.  Realtime alleges that DISH, Sling TV, Sling Media and Arris streaming video products and services compliant with various versions of the H.264 video compression standard infringe the 897 patent, the 610 patent and the 535 patent, and that the data compression system in Hughes’ products and services infringe the 204 patent, the 728 patent, the 867 patent, the 707 patent and the 759 patent.  On July 19, 2017, the Court severed the claims against DISH Network, DISH Network L.L.C., Sling TV L.L.C., Sling Media L.L.C. and Arris Group, Inc. into a separate action.  Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against DISH Network and EchoStar, in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. Re. 35,952 (the “952 patent”), which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The case was stayed in July 2009 pending two reexamination petitions before the United States Patent and Trademark Office, which concluded in August 2015 and resulted in 42 out of the 53 claims of the 952 patent being invalidated.  Six of the surviving 11 claims are asserted against us.  The case resumed in August 2015.  In a separate matter in which TDL is asserting the same patent, the court in that action ruled that four claims of the 952 patent (which are among the six claims asserted against us) are invalid because they claim unpatentable subject matter, and TDL has stipulated that it will not appeal that order.  On June 19, 2017, the District Court ruled that the two remaining asserted claims of the 952 patent are invalid because they claim unpatentable subject matter.  On July 11, 2017, the parties filed a stipulation pursuant to which TDL dismissed the action and waived its appeal rights, and DISH Network and EchoStar agreed not to seek recovery of their court costs.  This matter is now concluded.

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiary DISH Network L.L.C.; DISH Network; EchoStar; EchoStar’s subsidiary Hughes Satellite Systems Corporation; and EchoStar’s then wholly-owned subsidiaries, Sling Media, Inc. (now known as “Sling Media L.L.C.”) and EchoStar Technologies L.L.C. in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere™ service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During August 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 456 patent, and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions.  On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines.  On January 30, 2017, the United States Patent and Trademark Office issued its final written decisions on our petitions, invalidating all claims of the 456 patent that were asserted in the litigation.  On April 3, 2017, TQ Beta filed a notice of appeal.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TQ Delta, LLC

On July 17, 2015, TQ Delta, LLC (“TQ Delta”) filed a complaint against us, DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 6,961,369 (the “369 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 8,718,158 (the “158 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 9,014,243 (the “243 patent”), which is entitled “System and Method for Scrambling Using a Bit Scrambler and a Phase Scrambler”; United States Patent No. 7,835,430 (the “430 patent”), which is entitled “Multicarrier Modulation Messaging for Frequency Domain Received Idle Channel Noise Information”; United States Patent No. 8,238,412 (the “412 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; United States Patent No. 8,432,956 (the “956 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; and United States Patent No. 8,611,404 (the “404 patent”), which is entitled “Multicarrier Transmission System with Low Power Sleep Mode and Rapid-On Capability.”  On September 9, 2015, TQ Delta filed a first amended complaint that added allegations of infringement of United States Patent No. 9,094,268 (the “268 patent”), which is entitled “Multicarrier Transmission System With Low Power Sleep Mode and Rapid-On Capability.”  On May 16, 2016, TQ Delta filed a second amended complaint that added EchoStar Corporation and its then wholly-owned subsidiary EchoStar Technologies L.L.C. as defendants.  TQ Delta alleges that our satellite TV service, Internet service, set-top boxes, gateways, routers, modems, adapters and networks that operate in accordance with one or more Multimedia over Coax Alliance Standards infringe the asserted patents.  TQ Delta has filed actions in the same court alleging infringement of the same patents against Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc.  TQ Delta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial has been set for November 13, 2017.  On July 14, 2016, TQ Delta stipulated to dismiss with prejudice all claims related to the 369 patent and the 956 patent.  On July 20, 2016, we filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims of the 404 patent and the 268 patent that have been asserted against us.  Third parties have filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims that have been asserted against us in the action.  On November 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on the third-party petitions related to the 158 patent, the 243 patent, the 412 patent and the 430 patent.  On December 20, 2016, pursuant to a stipulation of the parties, the Court stayed the case until the resolution of all petitions to the United States Patent and Trademark Office challenging the validity of all of the patent claims at issue.  On January 19, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 430 and 158 patents.  On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent.  On February 27, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 243 and 412 patents.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman and Chief Executive Officer) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties.  The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action.  The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless.  The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules.  Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA.  Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA.  On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia issues its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C.  See Note 10 “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 for further information.

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

The following table summarizes revenue by geographic region:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Revenue:	2017	2016	2017	2016
	(In thousands)
United States	$3,532,383	$3,723,825	$7,093,745	$7,400,269
Canada and Mexico	11,429	23,471	21,026	59,659
Total revenue	$3,543,812	$3,747,296	$7,114,771	$7,459,928

11.Related Party Transactions

Related Party Transactions with DISH Network

On June 30, 2016, we paid a dividend of $1.5 billion to DOC.

Advertising Sales.  We have provided advertising services to DISH Network’s broadband business.  During each of the three months ended June 30, 2017 and 2016, we received no revenue associated with these services.  During the six months ended June 30, 2017 and 2016, we received revenue associated with these services of zero and $2 million, respectively.  These amounts were recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Broadband, Wireless and Other Operations.  We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations.  During the three months ended June 30, 2017 and 2016, the costs charged to DISH Network associated with these services were $14 million and $18 million, respectively.  During the six months ended June 30, 2017 and 2016, the costs charged to DISH Network associated with these services were $29 million and $35 million, respectively.

EchoStar XVIII Satellite.  The EchoStar XVIII satellite was launched on June 18, 2016 and became operational as an in-orbit spare at the 61.5 degree orbital location during the third quarter 2016, at which time we began leasing it from an indirect wholly-owned subsidiary of DISH Network.  During the three and six months ended June 30, 2017, we incurred $17 million and $34 million, respectively, of expense related to this satellite.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

“Trade accounts receivable”

As of June 30, 2017 and December 31, 2016, trade accounts receivable from EchoStar was less than $1 million and $1 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of June 30, 2017 and December 31, 2016, trade accounts payable to EchoStar was $66 million and $259 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended June 30, 2017 and 2016, we received less than $1 million and $1 million, respectively, for services provided to EchoStar.  During the six months ended June 30, 2017 and 2016, we received $1 million and $2 million, respectively, for services provided to EchoStar.    These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•

American Fork Occupancy License Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, we acquired the lease for certain space at 796 East Utah Valley Drive, American Fork, Utah, and we sublease certain space at this location to EchoStar for a period ending in August 2017.  During June 2017, EchoStar exercised its five-year renewal option for a period ending in August 2022.

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

“Satellite and transmission expenses”

For the three months ended June 30, 2017 and 2016, we incurred expenses of $88 million and $86 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  For the six months ended June 30, 2017 and 2016, we incurred expenses of $175 million and $174 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  EchoStar is a supplier of the vast majority of our transponder capacity.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•

EchoStar XII.  The lease for EchoStar XII generally terminates upon the earlier of:  (i) the end-of-life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options.  This lease expires in September 2017.

•

EchoStar XVI.  In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of:  (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year.  Prior to expiration of the initial term, we had the option to renew for an additional five-year period.  During May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023.  We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023.  There can be no assurance that the option to renew this agreement will be exercised.

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

“General and administrative expenses”

During the three months ended June 30, 2017 and 2016, we incurred $12 million and $4 million, respectively, of general and administrative expenses ~~for services provided to us by~~ EchoStar.  During the six months ended June 30, 2017 and 2016, we incurred $15 million and $8 million, respectively, of general and administrative expenses for services provided to us by EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

TiVo.  On April 29, 2011, DISH Network and EchoStar entered into a settlement agreement with TiVo Inc. (“TiVo”).  The settlement resolved all pending litigation between DISH Network and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH digital video recorders, or DVRs.  Under the settlement agreement, all pending litigation was dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by DISH Network or EchoStar were dissolved.  DISH Network and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from DISH Network, DISH Network made the initial payment to TiVo in May 2011, except for the contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments were allocated between DISH Network and EchoStar based on historical sales of certain licensed products, with DISH Network being responsible for 95% of each annual payment.  Pursuant to the Share Exchange Agreement, DISH Network was responsible for EchoStar’s allocation of the final payment to TiVo, which was paid July 31, 2017.

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

Hughes Broadband Master Services Agreement.   During March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into a Master Services Agreement (“MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.  For the three months ended June 30, 2017, we purchased broadband equipment from HNS of $3 million under the MSA.  For the six months ended June 30, 2017, we purchased broadband equipment from HNS of $10 million under the MSA.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$18,652	$19,997	$36,431	$45,494

	As of
	June 30, 2017	December 31, 2016
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$11,374	$18,597
Commitments to NagraStar	$4,917	$2,716

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Sales:
Digital receivers and related components	$312	$10,176	$1,183	$32,730
Uplink services	$975	$1,016	$1,998	$2,025

	As of
	June 30,	December 31,
	2017	2016
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$1,307	$13,516

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 ~~and this Quarterly Report on Form 10-Q~~ under the caption “Item 1A. Risk Factors.”  Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Our current revenue and profit is primarily derived from providing pay-TV services to our subscribers.  We also generate revenue from equipment rental fees and other hardware related fees, including fees for DVRs, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners; advertising services; fees earned from our in-home service operations; and sales of digital receivers and related components to third-party pay-TV providers.  Our subscriber-related revenue has been declining due to, among other things, the continuing decline in our Pay-TV subscriber base.  We expect this trend to continue.  Our most significant expenses are subscriber-related expenses, which are primarily related to programming, subscriber acquisition costs and depreciation and amortization.

Financial Highlights

2017 Second Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.544 billion
•	Pay-TV ARPU of $87.25
•	Net loss attributable to DISH DBS of $96 million
•	Gross new Pay-TV subscriber activations of approximately 444,000
•	Pay-TV SAC of $690
•	Loss of approximately 196,000 net Pay-TV subscribers
•	Pay-TV churn rate of 1.59%

Consolidated Financial Condition as of June 30, 2017

•	Cash, cash equivalents and current marketable investment securities of $1.178 billion
•	Total assets of $5.160 billion
•	Total long-term debt and capital lease obligations of $14.199 billion

Our subsidiaries operate one primary business segment.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  We had 13.332 million Pay-TV subscribers in the United States as of June 30, 2017 and are the nation’s fourth largest pay-TV provider.  Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH branded pay-TV service from our competitors, we introduced the Hopper® whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including TVs, tablets, computers, game consoles and smart phones.  We offer Sling International, Sling Latino and Sling domestic video programming services.  Our Sling domestic service has a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously.  All Sling branded pay-TV subscribers are included in our Pay-TV subscriber count.

As a result of the completion of the Share Exchange with EchoStar, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Many of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers, including bundled offers combining broadband, video and/or wireless services and other promotional offers.  Certain competitors have been able to subsidize the price of video services with the price of broadband and/or wireless services.  In addition, our gross new Pay-TV subscriber activations and net Pay-TV subscriber additions continue to be negatively impacted by stricter customer acquisition and retention policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring and retaining higher quality subscribers.

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

We implement new marketing promotions from time to time that are intended to increase our gross new Pay-TV subscriber activations.  For example, we have launched various marketing promotions offering certain DISH branded pay-TV programming packages without a price increase for a limited time period.  We also launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of eight themed add-on channel packs, which include, among others, local broadcast networks and kids and general entertainment programming.  Subscribers can also add or remove additional channel packs to best suit their entertainment needs.  During 2017, we launched “Tuned In To You” and the accompanying “Spokeslistener” campaign.  While we plan to implement these and other new marketing efforts, there can be no assurance that we will ultimately be successful in increasing our gross new Pay-TV subscriber activations.  Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Future Liquidity

Debt Maturity

Our 4 5/8% Senior Notes with an aggregate principal balance of $900 million were redeemed on July 17, 2017.

Our 4 1/4% Senior Notes with an aggregate principal balance of $1.2 billion mature on April 1, 2018.  We expect to fund this obligation from cash and marketable investment securities balances at that time.  But, depending on market conditions, we may refinance this obligation in whole or in part.

Wireless Spectrum

Since 2008, DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH Network Spectrum.  DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as DISH Network considers its options for the commercialization of its wireless spectrum, it will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  In March 2017, DISH Network notified the FCC that it plans to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”).  The first phase of the network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses.  Through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network has made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  DISH Network may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans or partnerships could vary significantly.  For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments and Contingencies – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

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

See Note 10 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 for further information.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Litigation expense.    “Litigation expense” primarily consists of certain significant legal settlements, judgments or accruals.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2017	2016	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$3,512,900	$3,709,799	$(196,899)	(5.3)
Equipment sales and other revenue	30,912	37,497	(6,585)	(17.6)
Total revenue	3,543,812	3,747,296	(203,484)	(5.4)

Costs and Expenses:
Subscriber-related expenses	2,183,057	2,178,685	4,372	0.2
% of Subscriber-related revenue	62.1%	58.7%
Satellite and transmission expenses	179,059	173,751	5,308	3.1
% of Subscriber-related revenue	5.1%	4.7%
Cost of sales - equipment and other	24,050	29,666	(5,616)	(18.9)
Subscriber acquisition costs	271,619	330,845	(59,226)	(17.9)
General and administrative expenses	179,298	176,277	3,021	1.7
% of Total revenue	5.1%	4.7%
Litigation expense	295,695	—	295,695	*
Depreciation and amortization	191,314	218,929	(27,615)	(12.6)
Total costs and expenses	3,324,092	3,108,153	215,939	6.9

Operating income (loss)	219,720	639,143	(419,423)	(65.6)

Other Income (Expense):
Interest income	3,409	4,036	(627)	(15.5)
Interest expense, net of amounts capitalized	(221,943)	(191,789)	(30,154)	(15.7)
Other, net	2,477	(570)	3,047	*
Total other income (expense)	(216,057)	(188,323)	(27,734)	(14.7)

Income (loss) before income taxes	3,663	450,820	(447,157)	(99.2)
Income tax (provision) benefit, net	(97,120)	(172,106)	74,986	43.6
Effective tax rate	2,651.4%	38.2%
Net income (loss)	(93,457)	278,714	(372,171)	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	2,199	1,682	517	30.7
Net income (loss) attributable to DISH DBS	$(95,656)	$277,032	$(372,688)	*

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.332	13.593	(0.261)	(1.9)
Pay-TV subscriber additions, gross (in millions)	0.444	0.527	(0.083)	(15.7)
Pay-TV subscriber additions (losses), net (in millions)	(0.196)	(0.281)	0.085	30.2
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.59%	1.96%	(0.37)%	(18.9)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$690	$756	$(66)	(8.7)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$87.25	$89.98	$(2.73)	(3.0)
EBITDA	$411,312	$855,820	$(444,508)	(51.9)

* Percentage is not meaningful.

Pay-TV subscribers.  We lost approximately 196,000 net Pay-TV subscribers during the three months ended June 30, 2017, compared to the loss of approximately 281,000 net Pay-TV subscribers during the same period in 2016.  The decrease in net Pay-TV subscriber losses during the three months ended June 30, 2017 compared to the same period in 2016 primarily resulted from a lower Pay-TV churn rate, partially offset by lower gross new Pay-TV subscriber activations.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Our Pay-TV churn rate for the three months ended June 30, 2017 was 1.59% compared to 1.96% for the same period in 2016.  This decrease primarily resulted from our increased emphasis on acquiring and retaining higher quality subscribers as well as an increase in Sling branded pay-TV subscribers.  As described in “Explanation of Key Metrics and Other Items,” Sling branded pay-TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  Therefore, to the extent that our Sling branded pay-TV subscriber base grows, our Pay-TV churn rate will be positively impacted.  While our Pay-TV churn rate improved during the three months ended June 30, 2017, it continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the three months ended June 30, 2017, we activated approximately 444,000 gross new Pay-TV subscribers compared to approximately 527,000 gross new Pay-TV subscribers during the same period in 2016, a decrease of 15.7%.  This decrease in our gross new Pay-TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers.  This decrease was partially offset by an increase in Sling branded pay-TV subscriber activations during the second quarter 2017.

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

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain independent third-party retailers and installers to provide high-quality service.  Most of these factors have affected both gross new Pay-TV subscriber activations as well as Pay-TV churn rate.  Our future gross new Pay-TV subscriber activations and our Pay-TV churn rate may be negatively impacted by these factors, which could in turn adversely affect our revenue.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.513 billion for the three months ended June 30, 2017, a decrease of $197 million or 5.3% compared to the same period in 2016.  The decrease in “Subscriber-related revenue” from the same period in 2016 was primarily related to the decrease in Pay-TV ARPU discussed below and a lower average Pay-TV subscriber base.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $87.25 during the three months ended June 30, 2017 versus $89.98 during the same period in 2016.  The $2.73 or 3.0% decrease in Pay-TV ARPU was primarily attributable to a shift in DISH branded pay-TV programming package mix to lower priced programming packages and an increase in Sling branded pay-TV subscribers as a percentage of our total Pay-TV subscriber base.  Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH branded pay-TV programming package price increases in February 2017 and 2016.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.183 billion during the three months ended June 30, 2017, an increase of $4 million or 0.2% compared to the same period in 2016.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs per subscriber, partially offset by a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” represented 62.1% and 58.7% of “Subscriber-related revenue” for the three months ended June 30, 2017 and 2016, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs, discussed above.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $272 million during the three months ended June 30, 2017, a decrease of $59 million or 17.9% compared to the same period in 2016.  This change was primarily attributable to fewer gross new Pay-TV subscriber activations and a decrease in Pay-TV SAC, discussed below.

Pay-TV SAC.  Pay-TV SAC was $690 during the three months ended June 30, 2017 compared to $756 during the same period in 2016, a decrease of $66 or 8.7%.  This change was primarily attributable to an increase in Sling branded pay-TV subscriber activations and a decrease in hardware costs per activation, partially offset by an increase in advertising costs per activation.  Subscriber acquisition costs for Sling branded pay-TV subscribers are significantly lower than those for DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscriber activations during the second quarter 2017 had a positive impact on Pay-TV SAC.  We expect this trend to continue.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts and by a reduction in manufacturing costs related to certain receiver systems.

During the three months ended June 30, 2017 and 2016, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $35 million and $68 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

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

Litigation expense.    “Litigation expense” related to certain significant legal settlements, judgments or accruals totaled $296 million during the three months ended June 30, 2017.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Depreciation and amortization.  “Depreciation and amortization” expense totaled $191 million during the three months ended June 30, 2017, a $28 million or 12.6% decrease compared to the same period in 2016.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH branded pay-TV subscribers.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $222 million during the three months ended June 30, 2017, an increase of $30 million or 15.7% compared to the same period in 2016.  This increase was primarily related to interest expense associated with the issuance of our 7 3/4% Senior Notes due 2026 in June 2016.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $411 million during the three months ended June 30, 2017, a decrease of $445 million or 51.9% compared to the same period in 2016.  EBITDA for the three months ended June 30, 2017 was negatively impacted by “Litigation expense” of $296 million.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	June 30,
	2017	2016
	(In thousands)
EBITDA	$411,312	$855,820
Interest, net	(218,534)	(187,753)
Income tax (provision) benefit, net	(97,120)	(172,106)
Depreciation and amortization	(191,314)	(218,929)
Net income (loss) attributable to DISH DBS	$(95,656)	$277,032

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

Income tax (provision) benefit, net.    Our income tax provision was $97 million during the three months ended June 30, 2017, a decrease of $75 million compared to the same period in 2016.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.  Our effective tax rate was negatively impacted by $255 million of “Litigation expense” related to the FTC Action during the three months ended June 30, 2017, as any eventual payments of this expense may not be deductible for income tax purposes.  The tax deductibility of any eventual payments may change based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.  See Note 8 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2017	2016	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$7,049,362	$7,370,465	$(321,103)	(4.4)
Equipment sales and other revenue	65,409	89,463	(24,054)	(26.9)
Total revenue	7,114,771	7,459,928	(345,157)	(4.6)

Cost and Expenses:
Subscriber-related expenses	4,360,987	4,339,041	21,946	0.5
% of Subscriber-related revenue	61.9%	58.9%
Satellite and transmission expenses	369,721	340,147	29,574	8.7
% of Subscriber-related revenue	5.2%	4.6%
Cost of sales - equipment and other	50,109	69,931	(19,822)	(28.3)
Subscriber acquisition costs	551,796	683,426	(131,630)	(19.3)
General and administrative expenses	304,608	368,176	(63,568)	(17.3)
% of Total revenue	4.3%	4.9%
Litigation expense	295,695	—	295,695	*
Depreciation and amortization	373,342	425,122	(51,780)	(12.2)
Total costs and expenses	6,306,258	6,225,843	80,415	1.3

Operating income (loss)	808,513	1,234,085	(425,572)	(34.5)

Other Income (Expense):
Interest income	5,696	4,383	1,313	30.0
Interest expense, net of amounts capitalized	(443,234)	(383,165)	(60,069)	(15.7)
Other, net	3,425	31,675	(28,250)	(89.2)
Total other income (expense)	(434,113)	(347,107)	(87,006)	(25.1)

Income (loss) before income taxes	374,400	886,978	(512,578)	(57.8)
Income tax (provision) benefit, net	(226,899)	(335,776)	108,877	32.4
Effective tax rate	60.6%	37.9%
Net income (loss)	147,501	551,202	(403,701)	(73.2)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	1,442	1,335	107	8.0
Net income (loss) attributable to DISH DBS	$146,059	$549,867	$(403,808)	(73.4)

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.332	13.593	(0.261)	(1.9)
Pay-TV subscriber additions, gross (in millions)	0.991	1.184	(0.193)	(16.3)
Pay-TV subscriber additions (losses), net (in millions)	(0.339)	(0.304)	(0.035)	(11.5)
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.64%	1.80%	(0.16)%	(8.9)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$634	$684	$(50)	(7.3)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$86.90	$88.96	$(2.06)	(2.3)
EBITDA	$1,183,838	$1,689,547	$(505,709)	(29.9)

Pay-TV subscribers.  We lost approximately 339,000 net Pay-TV subscribers during the six months ended June 30, 2017 compared to the loss of approximately 304,000 net Pay-TV subscribers during the same period in 2016.  The increase in net Pay-TV subscriber losses during the six months ended June 30, 2017 compared to the same period in 2016 primarily resulted from lower gross new Pay-TV subscriber activations, partially offset by a lower Pay-TV churn rate.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

During the six months ended June 30, 2017, we activated approximately 991,000 gross new Pay-TV subscribers compared to approximately 1.184 million gross new Pay-TV subscribers during the same period in 2016, a decrease of 16.3%.  This decrease in our gross new Pay-TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers.  This decrease was partially offset by an increase in Sling branded pay-TV subscriber activations during 2017.

Our Pay-TV churn rate for the six months ended June 30, 2017 was 1.64% compared to 1.80% for the same period in 2016.  This decrease primarily resulted from an increase in Sling branded pay-TV subscribers as well as our increased emphasis on acquiring and retaining higher quality subscribers. As described in “Explanation of Key Metrics and Other Items,” Sling branded pay-TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  Therefore, to the extent that our Sling branded pay-TV subscriber base grows, our Pay-TV churn rate will be positively impacted.  While our Pay-TV churn rate improved during the six months ended June 30, 2017, it continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $7.049 billion for the six months ended June 30, 2017, a decrease of $321 million or 4.4% compared to the same period in 2016.  The decrease in “Subscriber-related revenue” from the same period in 2016 was primarily related to the decrease in Pay-TV ARPU discussed below and a lower average Pay-TV subscriber base.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $86.90 during the six months ended June 30, 2017 versus $88.96 during the same period in 2016.  The $2.06 or 2.3% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling branded pay-TV subscribers as a percentage of our total Pay-TV subscriber base and a shift in DISH branded pay-TV programming package mix to lower priced programming packages.  Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH branded pay-TV programming package price increases in February 2017 and 2016.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $4.361 billion during the six months ended June 30, 2017, an increase of $22 million or 0.5% compared to the same period in 2016.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs per subscriber, partially offset by a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” represented 61.9% and 58.9% of “Subscriber-related revenue” for the six months ended June 30, 2017 and 2016, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs, discussed above.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $552 million during the six months ended June 30, 2017, a decrease of $132 million or 19.3% compared to the same period in 2016.  This change was primarily attributable to fewer gross new Pay-TV subscriber activations and a decrease in Pay-TV SAC, discussed below.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV SAC.  Pay-TV SAC was $634 during the six months ended June 30, 2017 compared to $684 during the same period in 2016, a decrease of $50 or 7.3%.  This change was primarily attributable to an increase in Sling branded pay-TV subscriber activations and a decrease in hardware costs per activation, partially offset by an increase in advertising costs per activation.  Subscriber acquisition costs for Sling branded pay-TV subscribers are significantly lower than those for DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscriber activations during 2017 had a positive impact on Pay-TV SAC.  We expect this trend to continue.  The decrease in hardware costs per activation was primarily due to a reduction in manufacturing costs related to certain receiver systems.

During the six months ended June 30, 2017 and 2016, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $77 million and $126 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

General and administrative expenses.  “General and administrative expenses” totaled $305 million during the six months ended June 30, 2017, a $64 million or 17.3% decrease compared to the same period in 2016.  This decrease was primarily driven by a reimbursement of legal fees during the first quarter 2017 and a decrease in costs to support DISH Network.

Litigation expense.    “Litigation expense” related to certain significant legal settlements, judgments or accruals totaled $296 million during the six months ended June 30, 2017.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $373 million during the six months ended June 30, 2017, a $52 million or 12.2% decrease compared to the same period in 2016.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH branded pay-TV subscribers.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $443 million during the six months ended June 30, 2017, an increase of $60 million or 15.7% compared to the same period in 2016.  This increase was primarily related to interest expense associated with the issuance of our 7 3/4% Senior Notes due 2026 in June 2016, partially offset by a reduction in interest expense as a result of redemptions of debt during 2016.

Other, net.  “Other, net” income was $3 million during the six months ended June 30, 2017, a decrease of $28 million or 89.2% compared to the same period in 2016.  This change resulted from a decrease in net realized gains on our marketable and other investment securities.  See Note 4 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.184 billion during the six months ended June 30, 2017, a decrease of $506 million or 29.9% compared to the same period in 2016.  EBITDA for the six months ended June 30, 2017 was negatively impacted by “Litigation expense” of $296 million. EBITDA for the six months ended June 30, 2016 was positively impacted by “Other, net” income of $32 million.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months Ended
	June 30,
	2017	2016
	(In thousands)
EBITDA	$1,183,838	$1,689,547
Interest, net	(437,538)	(378,782)
Income tax (provision) benefit, net	(226,899)	(335,776)
Depreciation and amortization	(373,342)	(425,122)
Net income (loss) attributable to DISH DBS	$146,059	$549,867

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Income tax (provision) benefit, net.  Our income tax provision was $227 million during the six months ended June 30, 2017,  a decrease of $109 million compared to the same period in 2016.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.  Our effective tax rate was negatively impacted by $255 million of “Litigation expense” related to the FTC Action during the six months ended June 30, 2017, as any eventual payments of this expense may not be deductible for income tax purposes.  The tax deductibility of any eventual payments may change based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.  See Note 8 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

The rulings in the Do Not Call litigation requiring us to pay up to an aggregate amount of $341 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois (the “FTC Action”), alleging violations of the Telephone Consumer Protection Act (“TCPA”) and the Telemarketing Sales Rule (“TSR”), as well as analogous state statutes and state consumer protection laws.  The plaintiffs alleged that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs were seeking civil penalties and damages of approximately $270 million and that the federal plaintiff was seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs were also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We also filed a motion for summary judgment, seeking dismissal of all claims.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. was entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs were entitled to partial summary judgment with respect to ten claims in the action, which included, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages were questions for trial.

In pre-trial disclosures, the federal plaintiff indicated that it intended to seek up to $900 million in alleged civil penalties, and the state plaintiffs indicated that they intended to seek as much as $23.5 billion in alleged civil penalties and damages.  The plaintiffs also modified their request for injunctive relief.  Their requested injunction, if granted, would have enjoined DISH Network L.L.C. from placing outbound telemarketing calls unless and until: (i) DISH Network L.L.C. hired a third-party consulting organization to perform a review of its call center operations; (ii) such third-party consulting organization submitted a telemarketing compliance plan to the Court and the federal plaintiff; (iii) the Court held a hearing on the adequacy of the plan; (iv) if the Court approved the plan, DISH Network L.L.C. implemented the plan and verified to the Court that it had implemented the plan; and (v) the Court issued an order permitting DISH Network L.L.C. to resume placing outbound telemarketing calls.  The plaintiffs’ modified request for injunctive relief, if granted, would have also enjoined DISH Network L.L.C. from accepting customer orders solicited by certain independent third-party retailers unless and until a similar third-party review and Court approval process was followed with respect to the telemarketing activities of its independent third-party retailer base to ensure compliance with the TSR.

The first phase of the bench trial took place January 19, 2016 through February 11, 2016.  In closing briefs, the federal plaintiff indicated that it still was seeking $900 million in alleged civil penalties; the California state plaintiff indicated that it was seeking $100 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); the Ohio state plaintiff indicated that it was seeking approximately $10 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); and the Illinois and North Carolina state plaintiffs did not state the specific alleged civil penalties and damages that they were seeking; but the state plaintiffs took the general position that any damages award less than $1.0 billion (presumably for both federal and state law claims) would not raise constitutional concerns.  Under the Eighth Amendment of the U.S. Constitution, excessive fines may not be imposed.

On October 3, 2016, the plaintiffs further modified their request for injunctive relief, and were seeking, among other things, to enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from some or all existing independent third-party retailers.  The second phase of the bench trial, which commenced on October 25, 2016 and concluded on November 2, 2016, covered the plaintiffs’ requested injunctive relief, as well as certain evidence related to the state plaintiffs’ claims.

On June 5, 2017, the Court issued Findings of Fact and Conclusions of Law and entered Judgment ordering DISH Network L.L.C. to pay an aggregate amount of $280 million to the federal and state plaintiffs.  The Court also issued a Permanent Injunction (the “Injunction”) against DISH Network L.L.C. that imposes certain ongoing compliance requirements on DISH Network L.L.C., which include, among other things: (i) the retention of a telemarketing-compliance expert to prepare a plan to ensure that DISH Network L.L.C. and certain independent third-party retailers will continue to comply with telemarketing laws and the Injunction; (ii) certain telemarketing records retention and production requirements; and (iii) certain compliance reporting and monitoring requirements.  In addition to the compliance requirements under the Injunction, within ninety (90) days after the effective date of the Injunction, DISH Network L.L.C. is required to demonstrate that it and certain independent third-party retailers are in compliance with the Safe Harbor Provisions of the TSR and TCPA and have made no prerecorded telemarketing calls during the five (5) years prior to the effective date of the Injunction (collectively, the “Demonstration Requirements”).  If DISH Network L.L.C. fails to prove that it meets the Demonstration Requirements, it will be barred from conducting any outbound telemarketing for two (2) years.  If DISH Network L.L.C. fails to prove that a particular independent third-party retailer meets the Demonstration Requirements, DISH Network L.L.C. will be barred from accepting orders from that independent third-party retailer for two (2) years.  On July 3, 2017, DISH Network L.L.C. filed two motions with the Court:  (1) to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (2) to clarify, alter and amend the Injunction.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.

The rulings in the Do Not Call litigation requiring us to pay up to an aggregate amount of $341 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.

Item 6.EXHIBITS

(a)	Exhibits.

10.1☐

Description of certain performance-based cash awards to certain executive officers (incorporated by reference to Item 5.02 of the Current Report on Form 8‑K of DISH Network Corporation filed May 5, 2017, Commission File No. 0-26176).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended June 30, 2017, filed on August 11, 2017, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  August 11, 2017