Form 10-Q
period 2017-09-30
DISH DBS CORP
filed 2017-11-14
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

(303) 723-1000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2017, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10‑Q and is therefore filing this Form 10‑Q with the reduced disclosure format.

PART I — FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2017 and December 31, 2016 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Narrative Analysis of Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	58

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	58

	Signatures	59

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

Legal and Regulatory Risks

•

The rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $341 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part ~~II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Part~~ I, Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) filed with the SEC, those discussed in “Management’s Narrative Analysis of Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC.  All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements.  The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$450,663	$777,578
Marketable investment securities	102,362	3,833
Trade accounts receivable, net of allowance for doubtful accounts of $17,560 and $17,440, respectively	674,104	740,856
Inventory	318,859	422,323
Other current assets	134,683	112,745
Total current assets	1,680,671	2,057,335

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	72,322	82,360
Property and equipment, net	1,673,317	1,890,368
FCC authorizations	635,996	635,794
Other investment securities	112,381	33,248
Other noncurrent assets, net	232,497	243,112
Total noncurrent assets	2,726,513	2,884,882
Total assets	$4,407,184	$4,942,217

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$342,289	$504,562
Deferred revenue and other	698,254	751,397
Accrued programming	1,593,804	1,542,036
Accrued interest	213,717	265,224
Other accrued expenses (Note 8)	757,276	459,239
Current portion of long-term debt and capital lease obligations	1,238,076	938,832
Total current liabilities	4,843,416	4,461,290

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	12,053,201	13,274,536
Deferred tax liabilities	769,356	776,903
Long-term deferred revenue and other long-term liabilities	211,122	221,638
Total long-term obligations, net of current portion	13,033,679	14,273,077
Total liabilities	17,877,095	18,734,367

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,111,337	1,097,607
Accumulated other comprehensive income (loss)	1,038	(117)
Accumulated earnings (deficit)	(14,587,090)	(14,891,573)
Total DISH DBS stockholder's equity (deficit)	(13,474,715)	(13,794,083)
Noncontrolling interests	4,804	1,933
Total stockholder’s equity (deficit)	(13,469,911)	(13,792,150)
Total liabilities and stockholder’s equity (deficit)	$4,407,184	$4,942,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Subscriber-related revenue	$3,459,439	$3,617,798	$10,508,801	$10,988,263
Equipment sales and other revenue	32,120	35,976	97,529	125,439
Total revenue	3,491,559	3,653,774	10,606,330	11,113,702

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	2,182,555	2,156,508	6,543,542	6,495,549
Satellite and transmission expenses	174,787	183,086	544,508	523,233
Cost of sales - equipment and other	21,563	22,778	71,672	92,709
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	15,660	32,742	58,144	119,676
Other subscriber acquisition costs	153,465	173,738	419,023	521,675
Subscriber acquisition advertising	146,565	181,258	390,319	429,813
Total subscriber acquisition costs	315,690	387,738	867,486	1,071,164
General and administrative expenses	182,679	184,164	487,287	552,340
Litigation expense (Note 8)	—	—	295,695	—
Depreciation and amortization (Note 6)	189,726	202,046	563,068	627,168
Total costs and expenses	3,067,000	3,136,320	9,373,258	9,362,163

Operating income (loss)	424,559	517,454	1,233,072	1,751,539

Other Income (Expense):
Interest income	2,193	922	7,889	5,305
Interest expense, net of amounts capitalized	(212,655)	(222,290)	(655,889)	(605,455)
Other, net	40,259	1,331	43,684	33,006
Total other income (expense)	(170,203)	(220,037)	(604,316)	(567,144)

Income (loss) before income taxes	254,356	297,417	628,756	1,184,395
Income tax (provision) benefit, net	(94,426)	(108,460)	(321,325)	(444,236)
Net income (loss)	159,930	188,957	307,431	740,159
Less: Net income (loss) attributable to noncontrolling interests, net of tax	1,506	816	2,948	2,151
Net income (loss) attributable to DISH DBS	$158,424	$188,141	$304,483	$738,008

Comprehensive Income (Loss):
Net income (loss)	$159,930	$188,957	$307,431	$740,159
Other comprehensive income (loss):
Foreign currency translation adjustments	232	—	1,078	—
Unrealized holding gains (losses) on available-for-sale securities	118	(83)	53	(19,689)
Deferred income tax (expense) benefit, net	(43)	—	24	7,690
Total other comprehensive income (loss), net of tax	307	(83)	1,155	(11,999)
Comprehensive income (loss)	160,237	188,874	308,586	728,160
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	1,506	816	2,948	2,151
Comprehensive income (loss) attributable to DISH DBS	$158,731	$188,058	$305,638	$726,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$307,431	$740,159
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	563,068	627,168
Realized and unrealized losses (gains) on investments	(41,509)	(32,322)
Non-cash, stock-based compensation	20,619	10,530
Deferred tax expense (benefit)	(9,025)	(127,262)
Other, net	4,714	70,602
Changes in current assets and current liabilities, net	205,960	75,670
Net cash flows from operating activities	1,051,258	1,364,545

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	(50,620)	127,348
Purchases of property and equipment	(319,445)	(405,040)
Purchases of strategic investments	(90,381)	—
Other, net	19,578	10,863
Net cash flows from investing activities	(440,868)	(266,829)

Cash Flows From Financing Activities:
Proceeds from issuance of senior notes	—	2,000,000
Dividend to DISH Orbital Corporation	—	(1,500,000)
Redemption and repurchases of senior notes	(900,000)	(1,500,000)
Payments made to parent of transferred businesses	(7,098)	(46,655)
Repayment of long-term debt and capital lease obligations	(29,858)	(30,873)
Debt issuance costs	—	(7,676)
Other, net	(349)	(500)
Net cash flows from financing activities	(937,305)	(1,085,704)

Net increase (decrease) in cash and cash equivalents	(326,915)	12,012
Cash and cash equivalents, beginning of period	777,578	420,752
Cash and cash equivalents, end of period	$450,663	$432,764

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  Our Sling domestic service has a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously.  All Sling branded pay-TV subscribers are included in our Pay-TV subscriber count.    As of September 30, 2017, we had 13.203 million Pay-TV subscribers in the United States, after we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, due to the impact of Hurricane Maria.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Our subsequent annual and quarterly financial statements will include the results of the Transferred Businesses as described above for all periods presented in those financial statements, including periods prior to the completion of the Share Exchange.  The table below includes unaudited supplemental pro forma information for revenue and net income (loss) attributable to DISH DBS on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as if the results of the Transferred Businesses were included for the three and nine months ended September 30, 2016 and for the year ended December 31, 2016, respectively:

	DISH DBS (as previously reported)	Adjustments Relating to the Transferred Businesses	DISH DBS (as currently reported)
		(In thousands)
For the Three Months Ended September 30, 2016:
Total revenue	$3,632,115	$21,659	$3,653,774
Net income (loss) attributable to DISH DBS	$177,114	$11,027	$188,141

For the Nine Months Ended September 30, 2016:
Total revenue	$11,023,684	$90,018	$11,113,702
Net income (loss) attributable to DISH DBS	$702,742	$35,266	$738,008

For the Year Ended December 31, 2016:
Total revenue	$14,637,043	$118,896	$14,755,939
Net income (loss) attributable to DISH DBS	$916,528	$48,086	$964,614

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

Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale, except for investments which we account for as trading securities, discussed below.  We adjust the carrying amount of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets.  Declines in the fair value of a marketable investment security which are determined to be “other-than-temporary” are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.    Our trading securities are also carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

As of September 30, 2017 and December 31, 2016, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Research and Development

Research and development costs are expensed as incurred.  Research and development costs totaled $8 million and $10 million for the three months ended September 30, 2017 and 2016, respectively.  Research and development costs totaled $24 million and $34 million for the nine months ended September 30, 2017 and 2016, respectively.

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), and has modified the standard thereafter.  On July 9, 2015, the FASB approved a one-year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board to create common revenue recognition guidance for GAAP and International Financial Reporting Standards.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption, and we plan on using the modified retrospective method.  We are currently finalizing our accounting policies under ASU 2014-09.  While we have not determined the ultimate impact of the standard on our Condensed Consolidated Financial Statements and related disclosures, we believe the most significant impact to us is that the standard will require that incremental costs to obtain a customer, which represent a significant portion of our non-advertising subscriber acquisition costs, be deferred and recognized over a period of time, whereas our current policy is to expense these costs as incurred.  Note that where the expected amortization period is less than a year, we plan to use the practical expedient which permits expensing of these costs.  From a revenue perspective, for substantially all of our residential video customers under a contract, we have concluded that the contract term under ASC 2014-09 is one month.  Accordingly, while there will be changes in the way certain upfront fees and other items are recognized, we do not believe at this time there will be a material change to our revenue recognition model for our residential video customers.  We are currently in the process of identifying and implementing changes to our systems, processes, and internal controls to meet the requirements of the standard.  The ultimate impact of adopting ASU 2014-09 for both revenue recognition and costs to obtain and fulfill contracts will depend on the promotions and offers in place during the period leading up to and after the adoption of ASU 2014-09.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Recognition and Measurement of Financial Assets and Financial Liabilities.  On January 5, 2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”),  which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The ultimate impact of adopting ASU 2016-01 will depend on the materiality of equity investments we hold and fluctuations in the fair value of those investments.

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

Statement of Cash Flows – Update.  On August 26, 2016, the FASB issued 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  This update consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments.  If practicable, this update should be applied using a retrospective transition method to each period presented.  For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable.  This update will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We expect that the adoption of ASU 2016-15 will have an immaterial impact on our Condensed Consolidated Financial Statements and related disclosures.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

3.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Cash paid for interest	$696,379	$590,238
Cash received for interest	7,889	1,705
Cash paid for income taxes	23,289	22,658
Cash paid for income taxes to DISH Network	323,588	484,217
Satellites and other assets financed under capital lease obligations	889	7,850

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

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30,	December 31,
	2017	2016
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Trading	$47,856	$—
Other	54,506	3,833
Total current marketable investment securities	102,362	3,833
Restricted marketable investment securities (1)	71,919	81,679
Total marketable investment securities	174,281	85,512

Restricted cash and cash equivalents (1)	403	681

Other investment securities:
Other investment securities - equity method	112,381	25,098
Other investment securities - cost method	—	8,150
Total other investment securities	112,381	33,248

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$287,065	$119,441

(1)

Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale, except as specified below. See Note 2 for further information.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities - Trading

We had an investment in non-marketable preferred shares of a non-public company, which was accounted for as a cost method investment and included in “Other investment securities” on our Condensed Consolidated Balance Sheets.  During the three months ended September 30, 2017, our non-marketable preferred shares converted into common shares in conjunction with the issuer’s initial public offering, and accordingly we classified the new securities to “Marketable investment securities” on our Condensed Consolidated Balance Sheets.  We have elected to account for these common shares as trading securities with changes in fair value reported each period as unrealized gains or losses in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  As of September 30, 2017, the fair value of our investment was approximately $48 million, and we recognized a pre-tax unrealized gain of approximately $40 million for the change in the fair value of the investment during the three months ended September 30, 2017, which was recorded in “Other, net” within “Other Income (Expense).”

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in equity securities and/or various debt instruments including, among others, commercial paper, corporate securities and U.S. treasury and/or agency securities.

Commercial paper consists mainly of unsecured short-term, promissory notes issued primarily by corporations with maturities ranging up to 365 days.  Corporate securities consist of debt instruments issued by corporations with various maturities normally less than 18 months.  U.S. Treasury and agency securities consist of debt instruments issued by the federal government and other government agencies.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2017 and December 31, 2016, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2017 and December 31, 2016, we had accumulated net unrealized losses of less than $1 million. These amounts, net of related tax effect, were losses of less than $1 million.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of September 30, 2017				As of December 31, 2016
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$75,638	$—	$(39)	$(39)	$81,982	$13	$(132)	$(119)
Commercial paper	7,340	—	(1)	(1)	—	—	—	—
Corporate securities	42,811	13	(37)	(24)	3,530	3	—	3
Other	636	—	—	—	—	—	—	—
Total	$126,425	$13	$(77)	$(64)	$85,512	$16	$(132)	$(116)

As of September 30, 2017, restricted and non-restricted marketable investment securities included debt securities of $119 million with contractual maturities within one year and $7 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$380,049	$27,117	$352,932	$—	$702,331	$4,126	$698,205	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$75,638	$75,638	$—	$—	$81,982	$81,982	$—	$—
Commercial paper	7,340	—	7,340	—	—	—	—	—
Corporate securities	42,811	—	42,811	—	3,530	—	3,530	—
Other	636	—	636	—	—	—	—	—

Equity Securities	47,856	47,856	—	—	—	—	—	—
Total	$174,281	$123,494	$50,787	$—	$85,512	$81,982	$3,530	$—

During the nine months ended September 30, 2017, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2017	2016	2017	2016
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$—	$—	$1,803	$32,322
Marketable investment securities - unrealized gains (losses) on trading securities	39,706	—	39,706	—
Other	553	1,331	2,175	684
Total	$40,259	$1,331	$43,684	$33,006

5.Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2017	2016
	(In thousands)
Finished goods	$233,437	$282,569
Work-in-process and service repairs	76,779	129,486
Raw materials	8,643	10,268
Total inventory	$318,859	$422,323

6.Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	September 30,	December 31,
	(In Years)	2017	2016
		(In thousands)
Equipment leased to customers	2-5	$2,339,446	$2,630,269
EchoStar XV	15	277,658	277,658
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	1,654,844	1,541,838
Buildings and improvements	1-40	289,953	287,612
Land	-	14,057	14,057
Construction in progress	-	71,402	87,887
Total property and equipment		5,147,179	5,339,140
Accumulated depreciation		(3,473,862)	(3,448,772)
Property and equipment, net		$1,673,317	$1,890,368

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Equipment leased to customers	$139,702	$154,802	$411,247	$485,819
Satellites	15,261	15,261	45,784	45,784
Buildings, furniture, fixtures, equipment and other	34,763	31,983	106,037	95,565
Total depreciation and amortization	$189,726	$202,046	$563,068	$627,168

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Pay-TV Satellites.  We currently utilize 12 satellites in geostationary orbit approximately 22,300 miles above the equator, one of which we own and depreciate over its estimated useful life.  We currently utilize certain capacity on eight satellites that we lease from EchoStar and one satellite that we lease from DISH Network, which are accounted for as operating leases.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

As of September 30, 2017, our pay-TV satellite fleet consisted of the following:

		Degree	Estimated Useful Life
	Launch	Orbital	(Years) / Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	15

Leased from DISH Network (1):
EchoStar XVIII	June 2016	61.5	Month to month

Leased from EchoStar (2):
EchoStar VII (3)	February 2002	119	June 2018
EchoStar IX	August 2003	121	Month to month
EchoStar X (3)	February 2006	110	February 2021
EchoStar XI (3)	July 2008	110	September 2021
EchoStar XII	July 2003	61.5	September 2017 (4)
EchoStar XIV (3)	March 2010	119	February 2023
EchoStar XVI (5)	November 2012	61.5	January 2023
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 11 for further information on our Related Party Transactions with DISH Network.
(2)	See Note 11 for further information on our Related Party Transactions with EchoStar.
(3)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(4)	The lease for EchoStar XII expired as of September 30, 2017.
(5)	We have the option to renew this lease for an additional five-year period.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
4 5/8% Senior Notes due 2017 (1)	$—	$—	$900,000	$913,887
4 1/4% Senior Notes due 2018 (2)	1,200,000	1,212,540	1,200,000	1,228,464
7 7/8% Senior Notes due 2019	1,400,000	1,531,992	1,400,000	1,559,698
5 1/8% Senior Notes due 2020	1,100,000	1,155,638	1,100,000	1,141,866
6 3/4% Senior Notes due 2021	2,000,000	2,201,800	2,000,000	2,178,880
5 7/8% Senior Notes due 2022	2,000,000	2,131,660	2,000,000	2,114,780
5 % Senior Notes due 2023	1,500,000	1,540,290	1,500,000	1,500,315
5 7/8% Senior Notes due 2024	2,000,000	2,095,260	2,000,000	2,064,000
7 3/4% Senior Notes due 2026	2,000,000	2,295,840	2,000,000	2,270,900
Other notes payable	11,509	11,509	12,606	12,606
Subtotal	13,211,509	$14,176,529	14,112,606	$14,985,396
Unamortized deferred financing costs and debt discounts, net	(33,199)		(40,123)
Capital lease obligations (3)	112,967		140,885
Total long-term debt and capital lease obligations (including current portion)	$13,291,277		$14,213,368

(1)	On July 17, 2017, we redeemed the principal balance of our 4 5/8% Senior Notes due 2017.
(2)

Our 4 1/4% Senior Notes due 2018 mature on April 1, 2018 and are classified as “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2017.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network has made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  DISH Network may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans or partnerships could vary significantly.  For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments and Contingencies – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

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

See Note 10 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 for further information.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of September 30, 2017, the remaining obligation of the DISH Network guarantee was $143 million.  As of September 30, 2017, DISH Network has not recorded a liability on the balance sheet for this guarantee.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., DISH Network, EchoStar, and its then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey® set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 26, 2015, we and EchoStar filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 233 patent.  The United States Patent and Trademark Office has agreed to institute a proceeding on our petition, as well as on two third-party petitions challenging the validity of certain claims of the 233 patent, and it heard oral argument on January 16, 2016.  On June 1, 2016, the United States Patent and Trademark Office found that all claims asserted against us and the EchoStar parties were unpatentable.  On July 5, 2016, CRFD filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, which heard oral argument on April 6, 2017.  On November 7, 2017, CRFD, we and EchoStar filed a joint motion to dismiss all claims in the action with prejudice, which the Court entered on November 9, 2017.  This matter is now concluded.

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

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc.; AT&T, Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Sirius XM Radio Inc.; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 23, 2014, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On April 10, 2015, the Court granted DISH Network L.L.C.’s motion to stay the action in light of DISH Network L.L.C.’s petition and certain other defendants’ petitions pending before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On July 17, 2015, the United States Patent and Trademark Office agreed to institute a proceeding on our petition.  Pursuant to a stipulation between the parties, on April 27, 2016, the Court entered an order of non-infringement and judgment in favor of DISH Network L.L.C.  On June 15, 2016, the United States Patent and Trademark Office entered an order that the patent claims being asserted against DISH Network L.L.C. with respect to the 444 patent are unpatentable.  On August 8, 2016, Dragon filed notices of appeal with respect to the Court’s judgment and the United States Patent and Trademark Office’s decision and, on October 5, 2017, the United States Court of Appeals for the Federal Circuit heard oral argument.  On November 1, 2017, the United States Court of Appeals for the Federal Circuit affirmed the unpatentability of the 444 patent based on the petition filed in the United States Patent and Trademark Office by DISH Network L.L.C., and dismissed as moot the appeal of the order of non-infringement from the District Court.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH Network’s Board of Directors established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its business judgment that it is in the best interests of DISH Network not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  In an order entered on September 18, 2015, the Court granted the Special Litigation Committee’s motion to defer to the Special Litigation Committee’s October 24, 2014 report, including its finding that dismissal of the action is in the best interest of DISH Network.  The Court also held that, in light of granting the motion to defer, the pending motions to dismiss filed by the individual defendants were denied without prejudice as moot.  On October 12, 2015, Jacksonville PFPF filed a notice of appeal to the Supreme Court of Nevada, which heard oral argument on June 5, 2017. On September 14, 2017, the Supreme Court of Nevada affirmed the District Court’s decision to defer to the Special Litigation Committee’s October 24, 2014 report and dismiss the action.  On October 2, 2017, Jacksonville PFPF filed a petition for rehearing, to which the Special Litigation Committee filed a response on October 24, 2017. DISH Network cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Michael Heskiaoff, Marc Langenohl, and Rafael Mann

On July 10, 2015, Messrs. Michael Heskiaoff and Marc Langenohl, purportedly on behalf of themselves and all others similarly situated, filed suit against our subsidiary Sling Media, Inc. (now known as “Sling Media L.L.C.,” which we acquired as a result of the completion of the Share Exchange on February 28, 2017) in the United States District Court for the Southern District of New York.  The complaint alleges that Sling Media Inc.’s display of advertising to its customers violates a number of state statutes dealing with consumer deception.  On September 25, 2015, the plaintiffs filed an amended complaint, and Mr. Rafael Mann, purportedly on behalf of himself and all others similarly situated, filed an additional complaint alleging similar causes of action.  On November 16, 2015, the cases were consolidated.  On August 12, 2016, the Court granted our motion to dismiss the consolidated case.  On September 12, 2016, the plaintiffs moved the Court for leave to file an amended complaint, which we opposed.  On March 22, 2017, the Court denied the plaintiffs’ motion for leave to file an amended complaint and entered judgment in favor of Sling Media L.L.C.  On April 17, 2017, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, which heard oral argument on November 7, 2017.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Realtime Data LLC and Realtime Adaptive Streaming LLC

On June 6, 2017, Realtime Data LLC d/b/a IXO (“Realtime”) filed an amended complaint in the United States District Court for the Eastern District of Texas (the “Original Texas Action”) against DISH Network; our wholly-owned subsidiaries DISH Network L.L.C., EchoStar Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C.; EchoStar, and EchoStar’s wholly-owned subsidiary Hughes Network Systems, LLC; and Arris Group, Inc. Realtime’s initial complaint in the Original Texas Action, filed on February 14, 2017, had named only EchoStar and Hughes Network Systems, LLC as defendants. The amended complaint in the Original Texas Action alleges infringement of U.S. Patent No. 8,717,204 (the “204 patent”), entitled “Methods for encoding and decoding data”; U.S. Patent No. 9,054,728 (the “728 patent”), entitled “Data compression systems and methods”; U.S. Patent No. 7,358,867 (the “867 patent”), entitled “Content independent data compression method and system”; U.S. Patent No. 8,502,707 (the “707 patent”), entitled “Data compression systems and methods”; U.S. Patent No. 8,275,897 (the “897 patent”), entitled “System and methods for accelerated data storage and retrieval”; U.S. Patent No. 8,867,610 (the “610 patent”), entitled “System and methods for video and audio data distribution”; U.S. Patent No. 8,934,535 (the “535 patent”), entitled “Systems and methods for video and audio data storage and distribution”; and U.S. Patent No. 8,553,759 (the “759 patent”), entitled “Bandwidth sensitive data compression and decompression.”  Realtime alleges that DISH, Sling TV, Sling Media and Arris streaming video products and services compliant with various versions of the H.264 video compression standard infringe the 897 patent, the 610 patent and the 535 patent, and that the data compression system in Hughes’ products and services infringe the 204 patent, the 728 patent, the 867 patent, the 707 patent and the 759 patent.

On July 19, 2017, the Court severed Realtime’s claims against DISH Network, DISH Network L.L.C., Sling TV L.L.C., Sling Media L.L.C. and Arris Group, Inc. (alleging infringement of the 897 patent, the 610 patent and the 535 patent) from the Original Texas Action into a separate action in the United States District Court for the Eastern District of Texas (the “Second Texas Action”).  On August 31, 2017, Realtime dismissed the claims against DISH Network, Sling TV L.L.C., Sling Media Inc., and Sling Media L.L.C. from the Second Texas Action and refiled these claims (alleging infringement of the 897 patent, the 610 patent and the 535 patent) against Sling TV L.L.C., Sling Media Inc., and Sling Media L.L.C. in a new action in the United States District Court for the District of Colorado (the “Colorado Action”).  Also on August 31, 2017, Realtime dismissed EchoStar Technologies L.L.C. from the Original Texas Action, and on September 12, 2017, added it as a defendant in an amended complaint in the Second Texas Action.  On November 6, 2017, Realtime filed a joint motion to dismiss the Second Texas Action without prejudice, which the Court entered on November 8, 2017.

On October 10, 2017, Realtime Adaptive Streaming LLC (“Realtime Adaptive Streaming”) filed suit against our wholly-owned subsidiaries DISH Network L.L.C. and EchoStar Technologies L.L.C., as well as Arris Group, Inc., in a new action in the United States District Court for the Eastern District of Texas (the “Third Texas Action”), alleging infringement of the 610 patent and the 535 patent.  Also on October 10, 2017, an amended complaint was filed in the Colorado Action, substituting Realtime Adaptive Streaming as the plaintiff instead of Realtime, and alleging infringement of only the 610 patent and the 535 patent, but not the 897 patent.  On November 6, 2017, Realtime Adaptive Streaming filed a joint motion to dismiss the Third Texas Action without prejudice, which the court entered on November 8, 2017.  Also on November 6, 2017, Realtime Adaptive Streaming filed a second amended complaint in the Colorado Action, adding our wholly-owned subsidiaries DISH Network L.L.C. and EchoStar Technologies L.L.C., as well as Arris Group, Inc., as defendants.

As a result, neither DISH Network nor any of its subsidiaries is a defendant in the Original Texas Action; the Court has dismissed without prejudice the Second Texas Action and the Third Texas Action; and our wholly-owned subsidiaries DISH Network L.L.C., EchoStar Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. as well as Arris Group, Inc., are defendants in the Colorado Action, which now has Realtime Adaptive Streaming as the named plaintiff.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Realtime Adaptive Streaming is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Telemarketing Litigation

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

On June 5, 2017, the Court issued Findings of Fact and Conclusions of Law and entered Judgment ordering DISH Network L.L.C. to pay an aggregate amount of $280 million to the federal and state plaintiffs.  The Court also issued a Permanent Injunction (the “Injunction”) against DISH Network L.L.C. that imposes certain ongoing compliance requirements on DISH Network L.L.C., which include, among other things: (i) the retention of a telemarketing-compliance expert to prepare a plan to ensure that DISH Network L.L.C. and certain independent third-party retailers will continue to comply with telemarketing laws and the Injunction; (ii) certain telemarketing records retention and production requirements; and (iii) certain compliance reporting and monitoring requirements.  In addition to the compliance requirements under the Injunction, within ninety (90) days after the effective date of the Injunction, DISH Network L.L.C. is required to demonstrate that it and certain independent third-party retailers are in compliance with the Safe Harbor Provisions of the TSR and TCPA and have made no prerecorded telemarketing calls during the five (5) years prior to the effective date of the Injunction (collectively, the “Demonstration Requirements”).  If DISH Network L.L.C. fails to prove that it meets the Demonstration Requirements, it will be barred from conducting any outbound telemarketing for two (2) years.  If DISH Network L.L.C. fails to prove that a particular independent third-party retailer meets the Demonstration Requirements, DISH Network L.L.C. will be barred from accepting orders from that independent third-party retailer for two (2) years.  On July 3, 2017, DISH Network L.L.C. filed two motions with the Court:  (1) to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (2) to clarify, alter and amend the Injunction. On August 10, 2017, the Court:  (a) denied the motion to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (b) allowed, in part, the motion to clarify, alter and amend the Injunction, and entered an Amended Permanent Injunction (the “Amended Injunction”).  Among other things, the Amended Injunction provided DISH Network L.L.C a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH goods and services.  On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

During the nine months ended September 30, 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during prior periods.  Our total accrual at September 30, 2017 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the nine months ended September 30, 2017.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  During the nine months ended September 30, 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at September 30, 2017 was $61 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

We intend to vigorously defend these cases.  We cannot predict with any degree of certainty the outcome of these suits.

Telemarketing Shareholder Derivative Litigation

On October 19, 2017, Plumbers Local Union No. 519 Pension Trust Fund (“Plumbers Local 519”), a purported shareholder of DISH Network, filed a putative shareholder derivative action in the District Court for Clark County, Nevada alleging, among other things, breach of fiduciary duty claims against the following current and former members of DISH Network’s Board of Directors:  Charles W. Ergen; James DeFranco; Cantey M. Ergen; Steven R. Goodbarn; David K. Moskowitz; Tom A. Ortolf; Carl E. Vogel; George R. Brokaw; Gary S. Howard; and Joseph P. Clayton (collectively, the “Director Defendants”).  In its complaint, Plumbers Local 519 contends that, by virtue of their alleged failure to appropriately ensure DISH Network’s compliance with telemarketing laws, the Director Defendants exposed DISH Network to liability for telemarketing violations, including those in the Krakauer Action.  It also contends that the Director Defendants caused DISH Network to pay improper compensation and benefits to themselves and others who allegedly breached their fiduciary duties to DISH Network.  Plumbers Local 519 alleges causes of action for breach of fiduciary duties of loyalty and good faith, gross mismanagement, abuse of control, corporate waste and unjust enrichment.  Plumbers Local 519 is seeking an unspecified amount of damages.

On November 13, 2017, City of Sterling Heights Police and Fire Retirement System (“Sterling Heights”), a purported shareholder of DISH Network, filed a putative shareholder derivative action in the District Court for Clark County, Nevada.  Sterling Heights makes substantially the same allegations as Plumbers Union 519, and alleges causes of action against the Director Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment.  Sterling Heights is seeking an unspecified amount of damages.

DISH Network cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiary DISH Network L.L.C.; DISH Network; EchoStar; EchoStar’s subsidiary Hughes Satellite Systems Corporation; and EchoStar’s then wholly-owned subsidiaries, Sling Media, Inc. (now known as “Sling Media L.L.C.”) and EchoStar Technologies L.L.C. in the United States District Court for the District of Delaware.  The Complaint alleged infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleged that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere™ service and DISH Anywhere mobile application, infringed the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In August 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 456 patent, and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions.  On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines.  On January 30, 2017, the United States Patent and Trademark Office issued its final written decisions on our petitions, invalidating all claims of the 456 patent that were asserted in the litigation.  On April 3, 2017, TQ Beta filed a notice of appeal.  On October 25, 2017, TQ Beta dismissed all of its claims in the action with prejudice.  This matter is now concluded.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On July 14, 2016, TQ Delta stipulated to dismiss with prejudice all claims related to the 369 patent and the 956 patent.  On July 20, 2016, we filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims of the 404 patent and the 268 patent that have been asserted against us.  Third parties have filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims that have been asserted against us in the action.  On November 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on the third-party petitions related to the 158 patent, the 243 patent, the 412 patent and the 430 patent.  On December 20, 2016, pursuant to a stipulation of the parties, the Court stayed the case until the resolution of all petitions to the United States Patent and Trademark Office challenging the validity of all of the patent claims at issue.  On January 19, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 430 and 158 patents.  On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent.  On February 27, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 243 and 412 patents. On August 3, 2017, the United States Patent and Trademark Office heard oral argument on the third-party petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent; on September 7, 2017, it heard oral argument on the third-party petition challenging the 404 patent. On October 26, 2017, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent, and it invalidated all of the asserted claims of those patents. On November 8, 2017, the United States Patent and Trademark Office heard oral argument on our petitions challenging the 404 patent and the 268 patent.

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

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman and Chief Executive Officer) and Cantey M. Ergen (a member of DISH Network’s board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties.  The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action.  The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless.  The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules.  Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA.  Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA.  On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings.  See Note 10 “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 for further information.  On September 7, 2017, the defendants in the Vermont National action filed a motion with the United States District Court for the District of Columbia to further stay the litigation until resolution of the FCC proceedings.

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

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2017	2016	2017	2016
	(In thousands)
United States	$3,479,791	$3,636,566	$10,573,536	$11,036,835
Canada and Mexico	11,768	17,208	32,794	76,867
Total revenue	$3,491,559	$3,653,774	$10,606,330	$11,113,702

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

11.Related Party Transactions

Related Party Transactions with DISH Network

On September 30, 2016, we paid a dividend of $1.5 billion to DOC.

Advertising Sales.  We have provided advertising services to DISH Network’s broadband business.  During each of the three months ended September 30, 2017 and 2016, we received no revenue associated with these services.  During the nine months ended September 30, 2017 and 2016, we received revenue associated with these services of zero and $2 million, respectively.  These amounts were recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Broadband, Wireless and Other Operations.  We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations.  During the three months ended September 30, 2017 and 2016, the costs charged to DISH Network associated with these services were $11 million and $16 million, respectively.  During the nine months ended September 30, 2017 and 2016, the costs charged to DISH Network associated with these services were $40 million and $51 million, respectively.

EchoStar XVIII Satellite.  The EchoStar XVIII satellite was launched on June 18, 2016 and became operational as an in-orbit spare at the 61.5 degree orbital location during the third quarter 2016, at which time we began leasing it from an indirect wholly-owned subsidiary of DISH Network.  During the three months ended September 30, 2017 and 2016, we incurred $16 million and $5 million, respectively, of expense related to this satellite. During the nine months ended September 30, 2017 and 2016, we incurred $50 million and $5 million, respectively, of expense related to this satellite. These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Trade accounts receivable”

As of September 30, 2017 and December 31, 2016, trade accounts receivable from EchoStar was $3 million and $1 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of September 30, 2017 and December 31, 2016, trade accounts payable to EchoStar was $33 million and $259 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During each of the three months ended September 30, 2017 and 2016, we received less than $1 million for services provided to EchoStar.  During each of the nine months ended September 30, 2017 and 2016, we received $2 million for services provided to EchoStar.    These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

•

American Fork Occupancy License Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, we acquired the lease for certain space at 796 East Utah Valley Drive, American Fork, Utah, and we sublease certain space at this location to EchoStar for a period ending in August 2017.  In June 2017, EchoStar exercised its five-year renewal option for a period ending in August 2022.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Collocation and Antenna Space Agreements.  In connection with the completion of the Share Exchange, effective March 1, 2017, we entered into certain agreements pursuant to which we will provide certain collocation and antenna space to HNS through March 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Englewood, Colorado; and Spokane, Washington.  During August 2017, we entered into certain other agreements pursuant to which we will provide certain collocation and antenna space to HNS through August 2022 at the following locations: Monee, Illinois and Spokane, Washington.  HNS has the option to renew each of these agreements for four three-year periods.  HNS may terminate certain of these agreements with 180 days’ prior written notice to us at the following locations: New Braunfels, Texas; Englewood, Colorado; and Spokane, Washington. The fees for the services provided under these agreements depend, among other things, on the number of racks leased and/or antennas present at the location.

“Satellite and transmission expenses”

For the three months ended September 30, 2017 and 2016, we incurred expenses of $86 million and $89 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  For the nine months ended September 30, 2017 and 2016, we incurred expenses of $261 million and $263 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  EchoStar is a supplier of the vast majority of our transponder capacity.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

•	EchoStar XII. The lease for EchoStar XII expired as of September 30, 2017.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•

EchoStar XVI.  In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of:  (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year.  Prior to expiration of the initial term, we had the option to renew for an additional five-year period.  In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023.  We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023.  There can be no assurance that the option to renew this agreement will be exercised.

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

“General and administrative expenses”

During the three months ended September 30, 2017 and 2016, we incurred $8 million and $5 million, respectively, of general and administrative expenses ~~for services provided to us by~~ EchoStar.  During the nine months ended September 30, 2017 and 2016, we incurred $23 million and $13 million, respectively, of general and administrative expenses for services provided to us by EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, DISH Network entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, DISH Network and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, DISH Network and EchoStar agreed that DISH Network shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement will renew on January 1, 2018 for an additional one-year period until January 1, 2019 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.  In connection with the completion of the Share Exchange on February 28, 2017, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Share Exchange Agreement.  Revenue for services provided by us to EchoStar under the Professional Services Agreement is recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Hughes Broadband Master Services Agreement.   In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into a Master Services Agreement (“MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.  For the three months ended September 30, 2017, we purchased broadband equipment from HNS of $7 million under the MSA.  For the nine months ended September 30, 2017, we purchased broadband equipment from HNS of $17 million under the MSA.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$17,897	$20,064	$54,328	$65,558

	As of
	September 30,	December 31,
	2017	2016
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$16,323	$18,597
Commitments to NagraStar	$6,873	$2,716

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Sales:
Digital receivers and related components	$413	$7,693	$1,596	$40,423
Uplink services	$995	$1,024	$2,993	$3,049

	As of
	September 30,	December 31,
	2017	2016
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$2,342	$13,516

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and in our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Item 1A. Risk Factors~~.”~~ Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10‑Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Financial Highlights

2017 Third Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.492 billion
•	Pay-TV ARPU of $87.23
•	Net income attributable to DISH DBS of $158 million
•	Gross new Pay-TV subscriber activations of approximately 638,000
•	Pay-TV SAC of $554
•	Addition of approximately 16,000 net Pay-TV subscribers
•	Pay-TV churn rate of 1.57%

Consolidated Financial Condition as of September 30, 2017

•	Cash, cash equivalents and current marketable investment securities of $553 million
•	Total assets of $4.407 billion
•	Total long-term debt and capital lease obligations of $13.291 billion

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Our subsidiaries operate one primary business segment.

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  As of September 30, 2017, we had 13.203 million Pay-TV subscribers in the United States, after we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, due to the impact of Hurricane Maria. We are the nation’s fourth largest pay-TV provider.  Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH branded pay-TV service from our competitors, we introduced the Hopper® whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

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

Share Exchange Agreement

On February 28, 2017, DISH Network and EchoStar and certain of their respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplinking services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of Hughes Network Systems, LLC.  In connection with the Share Exchange, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 11 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

We implement new marketing promotions from time to time that are intended to increase our gross new Pay-TV subscriber activations.  For example, we have launched various marketing promotions offering certain DISH branded pay-TV programming packages without a price increase for a limited time period.  We also launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of nine themed add-on channel packs, which include, among others, local broadcast networks and kids and general entertainment programming.  Subscribers can also add or remove additional channel packs to best suit their entertainment needs.  During 2017, we launched “Tuned In To You” and the accompanying “Spokeslistener” campaign.  While we plan to implement these and other new marketing efforts, there can be no assurance that we will ultimately be successful in increasing our gross new Pay-TV subscriber activations.  Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our Pay-TV churn rate and how successful we are at retaining our current Pay-TV subscribers.  To the extent we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our subscriber-related margins.  To the extent our “Subscriber-related expenses” grow faster than our “Subscriber-related revenue,” the amount of cash flow that is generated per existing subscriber is reduced. Recently, our subscriber-related margins have been reduced by, among other things, a shift to lower priced Pay-TV programming packages and higher programming costs. The third factor is the rate at which we acquire new subscribers.  The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers. Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced. Finally, our future cash flow is impacted by the rate at which we make general investments, incur litigation expense, and any cash flow from financing activities.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

DISH Network Spectrum.  DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as DISH Network considers its options for the commercialization of its wireless spectrum, it will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  In March 2017, DISH Network notified the Federal Communications Commission (“FCC”) that it plans to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”).  The first phase of the network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses.  Through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network has made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  DISH Network may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans or partnerships could vary significantly.  For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments and Contingencies – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

See Note 10 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 for further information.

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

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), and has modified the standard thereafter.  On July 9, 2015, the FASB approved a one-year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018. This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board to create common revenue recognition guidance for accounting principles generally accepted in the United States (“GAAP”) and International Financial Reporting Standards.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption, and we plan on using the modified retrospective method. We are currently finalizing our accounting policies under ASU 2014-09. While we have not determined the ultimate impact of the standard on our Condensed Consolidated Financial Statements and related disclosures, we believe the most significant impact to us is that the standard will require that incremental costs to obtain a customer, which represent a significant portion of our non-advertising subscriber acquisition costs, be deferred and recognized over a period of time, whereas our current policy is to expense these costs as incurred.  Note that where the expected amortization period is less than a year, we plan to use the practical expedient which permits expensing of these costs.  From a revenue perspective, for substantially all of our residential video customers under a contract, we have concluded that the contract term under ASC 2014-09 is one month.  Accordingly, while there will be changes in the way certain upfront fees and other items are recognized, we do not believe at this time there will be a material change to our revenue recognition model for our residential video customers.  We are currently in the process of identifying and implementing changes to our systems, processes, and internal controls to meet the requirements of the standard.  The ultimate impact of adopting ASU 2014-09 for both revenue recognition and costs to obtain and fulfill contracts will depend on the promotions and offers in place during the period leading up to and after the adoption of ASU 2014-09.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Recognition and Measurement of Financial Assets and Financial Liabilities. On January 5, 2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”),  which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The ultimate impact of adopting ASU 2016-01 will depend on the materiality of equity investments we hold and fluctuations in the fair value of those investments.

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

Statement of Cash Flows – Update.  On August 26, 2016, the FASB issued 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  This update consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments.  If practicable, this update should be applied using a retrospective transition method to each period presented.  For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable.  This update will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We expect that the adoption of ASU 2016-15 will have an immaterial impact on our Condensed Consolidated Financial Statements and related disclosures.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Other, net.  The main components of “Other, net” are gains and losses realized on the sale of investments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of marketable investment securities accounted for as trading securities, and equity in earnings and losses of our affiliates.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2017	2016	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$3,459,439	$3,617,798	$(158,359)	(4.4)
Equipment sales and other revenue	32,120	35,976	(3,856)	(10.7)
Total revenue	3,491,559	3,653,774	(162,215)	(4.4)

Costs and Expenses:
Subscriber-related expenses	2,182,555	2,156,508	26,047	1.2
% of Subscriber-related revenue	63.1%	59.6%
Satellite and transmission expenses	174,787	183,086	(8,299)	(4.5)
% of Subscriber-related revenue	5.1%	5.1%
Cost of sales - equipment and other	21,563	22,778	(1,215)	(5.3)
Subscriber acquisition costs	315,690	387,738	(72,048)	(18.6)
General and administrative expenses	182,679	184,164	(1,485)	(0.8)
% of Total revenue	5.2%	5.0%
Depreciation and amortization	189,726	202,046	(12,320)	(6.1)
Total costs and expenses	3,067,000	3,136,320	(69,320)	(2.2)

Operating income (loss)	424,559	517,454	(92,895)	(18.0)

Other Income (Expense):
Interest income	2,193	922	1,271	*
Interest expense, net of amounts capitalized	(212,655)	(222,290)	9,635	4.3
Other, net	40,259	1,331	38,928	*
Total other income (expense)	(170,203)	(220,037)	49,834	22.6

Income (loss) before income taxes	254,356	297,417	(43,061)	(14.5)
Income tax (provision) benefit, net	(94,426)	(108,460)	14,034	12.9
Effective tax rate	37.1%	36.5%
Net income (loss)	159,930	188,957	(29,027)	(15.4)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	1,506	816	690	84.6
Net income (loss) attributable to DISH DBS	$158,424	$188,141	$(29,717)	(15.8)

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.203	13.643	(0.440)	(3.2)
Pay-TV subscriber additions, gross (in millions)	0.638	0.736	(0.098)	(13.3)
Pay-TV subscriber additions (losses), net (in millions)	0.016	(0.116)	0.132	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.57%	2.11%	(0.54)%	(25.6)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$554	$620	$(66)	(10.6)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$87.23	$89.44	$(2.21)	(2.5)
EBITDA	$653,038	$720,015	$(66,977)	(9.3)

* Percentage is not meaningful.

Pay-TV subscribers.  We added approximately 16,000 net Pay-TV subscribers during the three months ended September 30, 2017 compared to the loss of approximately 116,000 net Pay-TV subscribers during the same period in 2016.  The net Pay-TV subscriber additions during the three months ended September 30, 2017 compared to the loss in the same period in 2016 primarily resulted from a lower Pay-TV churn rate, partially offset by lower gross new Pay-TV subscriber activations.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Our Pay-TV churn rate for the three months ended September 30, 2017 was 1.57% compared to 2.11% for the same period in 2016.  This decrease primarily resulted from our increased emphasis on acquiring and retaining higher quality subscribers as well as an increase in Sling branded pay-TV subscribers, which was partially offset by the impact of the damage caused by hurricanes affecting the mainland U.S. during August and September 2017.  See below for discussion regarding the impacts of Hurricane Maria on Puerto Rico and the U.S. Virgin Islands during September 2017.  As described in “Explanation of Key Metrics and Other Items,” Sling branded pay-TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  Therefore, to the extent that our Sling branded pay-TV subscriber base grows, our Pay-TV churn rate will be positively impacted.  While our Pay-TV churn rate improved during the three months ended September 30, 2017, it continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the three months ended September 30, 2017, we activated approximately 638,000 gross new Pay-TV subscribers compared to approximately 736,000 gross new Pay-TV subscribers during the same period in 2016, a decrease of 13.3%.  This decrease in our gross new Pay-TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers.

During September 2017, Hurricane Maria caused extraordinary damage in Puerto Rico and the U.S. Virgin Islands, resulting in a widespread loss of power and infrastructure.  Given the devastation and loss of power, substantially all customers in those areas were unable to receive our service as of September 30, 2017.  In an effort to ensure customers would not be charged for services they were unable to receive, we proactively paused service for those customers.  Accordingly, we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count as of September 30, 2017.  When accounting for the one-time removal of 145,000 subscribers in Puerto Rico and the U.S. Virgin Islands and for 16,000 net Pay-TV subscriber additions in the 50 States, Pay-TV subscribers declined approximately 129,000 for the three months ended September 30, 2017.  While our ending Pay-TV subscriber count as of September 30, 2017 was adjusted for the impact of Hurricane Maria, gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate for the period ended September 30, 2017 were not adjusted for the impact of the hurricane.  We cannot predict when customers in these areas will be able to receive service, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return.  In light of the situation in Puerto Rico and the U.S. Virgin Islands, we expect to incur certain expenses in connection with the re-activation of returning customers in these areas.  Accordingly, any returning customers will be recorded as gross new Pay-TV subscriber activations for the period in which they return.  Although we continue to assess the potential impact of these hurricanes on our subscriber base, we currently do not expect lost revenue or additional expenses incurred as a result of these storms to have a material effect on our overall financial position or results of operations.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.459 billion for the three months ended September 30, 2017, a decrease of $158 million or 4.4% compared to the same period in 2016.  The decrease in “Subscriber-related revenue” from the same period in 2016 was primarily related to the decrease in Pay-TV ARPU discussed below and a lower average Pay-TV subscriber base.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $87.23 during the three months ended September 30, 2017 versus $89.44 during the same period in 2016.  The $2.21 or 2.5% decrease in Pay-TV ARPU was primarily attributable to a shift in DISH branded pay-TV programming package mix to lower priced programming packages and an increase in Sling branded pay-TV subscribers as a percentage of our total Pay-TV subscriber base, partially offset by revenue related to pay-per-view boxing events during the third quarter 2017.  Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH branded pay-TV programming package price increases in February 2017.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.183 billion during the three months ended September 30, 2017, an increase of $26 million or 1.2% compared to the same period in 2016.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs per subscriber, partially offset by a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber. The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” represented 63.1% and 59.6% of “Subscriber-related revenue” for the three months ended September 30, 2017 and 2016, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs, discussed above.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $316 million during the three months ended September 30, 2017, a decrease of $72 million or 18.6% compared to the same period in 2016.  This change was primarily attributable to fewer gross new Pay-TV subscriber activations and a decrease in Pay-TV SAC, discussed below.

Pay-TV SAC.  Pay-TV SAC was $554 during the three months ended September 30, 2017 compared to $620 during the same period in 2016, a decrease of $66 or 10.6%.  This change was primarily attributable to a decrease in hardware and advertising costs per activation, partially offset by fewer Sling branded pay-TV subscriber activations as a percentage of total Pay-TV activations.  Subscriber acquisition costs for Sling branded pay-TV subscribers are significantly lower than those for DISH branded pay-TV subscribers, and therefore, an increase in Sling branded pay-TV subscriber activations generally would have a positive impact on Pay-TV SAC.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts and by a reduction in manufacturing costs related to certain receiver systems.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

During the three months ended September 30, 2017 and 2016, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $37 million and $69 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

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

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $213 million during the three months ended September 30, 2017, a decrease of $10 million or 4.3% compared to the same period in 2016.  This decrease was primarily related to interest expense associated with the redemption of our 4 5/8% Senior Notes due 2017 in July 2017.

Other, net. “Other, net” income was $40 million during the three months ended September 30, 2017, compared to $1 million for the same period in 2016.  This change resulted from an increase in net unrealized gains on our marketable investment securities accounted for as trading securities.  See Note 4 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $653 million during the three months ended September 30, 2017, a decrease of $67 million or 9.3% compared to the same period in 2016. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	September 30,
	2017	2016
	(In thousands)
EBITDA	$653,038	$720,015
Interest, net	(210,462)	(221,368)
Income tax (provision) benefit, net	(94,426)	(108,460)
Depreciation and amortization	(189,726)	(202,046)
Net income (loss) attributable to DISH DBS	$158,424	$188,141

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

Income tax (provision) benefit, net.    Our income tax provision was $94 million during the three months ended September 30, 2017, a decrease of $14 million compared to the same period in 2016.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes.”

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2017	2016	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$10,508,801	$10,988,263	$(479,462)	(4.4)
Equipment sales and other revenue	97,529	125,439	(27,910)	(22.2)
Total revenue	10,606,330	11,113,702	(507,372)	(4.6)

Cost and Expenses:
Subscriber-related expenses	6,543,542	6,495,549	47,993	0.7
% of Subscriber-related revenue	62.3%	59.1%
Satellite and transmission expenses	544,508	523,233	21,275	4.1
% of Subscriber-related revenue	5.2%	4.8%
Cost of sales - equipment and other	71,672	92,709	(21,037)	(22.7)
Subscriber acquisition costs	867,486	1,071,164	(203,678)	(19.0)
General and administrative expenses	487,287	552,340	(65,053)	(11.8)
% of Total revenue	4.6%	5.0%
Litigation expense	295,695	—	295,695	*
Depreciation and amortization	563,068	627,168	(64,100)	(10.2)
Total costs and expenses	9,373,258	9,362,163	11,095	0.1

Operating income (loss)	1,233,072	1,751,539	(518,467)	(29.6)

Other Income (Expense):
Interest income	7,889	5,305	2,584	48.7
Interest expense, net of amounts capitalized	(655,889)	(605,455)	(50,434)	(8.3)
Other, net	43,684	33,006	10,678	32.4
Total other income (expense)	(604,316)	(567,144)	(37,172)	(6.6)

Income (loss) before income taxes	628,756	1,184,395	(555,639)	(46.9)
Income tax (provision) benefit, net	(321,325)	(444,236)	122,911	27.7
Effective tax rate	51.1%	37.5%
Net income (loss)	307,431	740,159	(432,728)	(58.5)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	2,948	2,151	797	37.1
Net income (loss) attributable to DISH DBS	$304,483	$738,008	$(433,525)	(58.7)

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.203	13.643	(0.440)	(3.2)
Pay-TV subscriber additions, gross (in millions)	1.629	1.920	(0.291)	(15.2)
Pay-TV subscriber additions (losses), net (in millions)	(0.323)	(0.420)	0.097	23.1
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.62%	1.90%	(0.28)%	(14.7)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$603	$659	$(56)	(8.5)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$87.01	$89.12	$(2.11)	(2.4)
EBITDA	$1,836,876	$2,409,562	$(572,686)	(23.8)

Pay-TV subscribers.  We lost approximately 323,000 net Pay-TV subscribers during the nine months ended September 30, 2017 compared to the loss of approximately 420,000 net Pay-TV subscribers during the same period in 2016.  The decrease in net Pay-TV subscriber losses during the nine months ended September 30, 2017 compared to the same period in 2016 primarily resulted from a lower Pay-TV churn rate, partially offset by lower gross new Pay-TV subscriber activations.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Our Pay-TV churn rate for the nine months ended September 30, 2017 was 1.62% compared to 1.90% for the same period in 2016.  This decrease primarily resulted from an increase in Sling branded pay-TV subscribers as well as our increased emphasis on acquiring and retaining higher quality subscribers, which was partially offset by the impact of the damage caused by hurricanes affecting the mainland U.S. during August and September 2017.  See below for discussion regarding the impacts of Hurricane Maria on Puerto Rico and the U.S. Virgin Islands during September 2017.  As described in “Explanation of Key Metrics and Other Items,” Sling branded pay-TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  Therefore, to the extent that our Sling branded pay-TV subscriber base grows, our Pay-TV churn rate will be positively impacted.  While our Pay-TV churn rate improved during the nine months ended September 30, 2017, it continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the nine months ended September 30, 2017, we activated approximately 1.629 million gross new Pay-TV subscribers compared to approximately 1.920 million gross new Pay-TV subscribers during the same period in 2016, a decrease of 15.2%.  This decrease in our gross new Pay-TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH branded pay-TV subscribers, including an increased emphasis on acquiring higher quality subscribers.  This decrease was partially offset by an increase in Sling branded pay-TV subscriber activations during 2017.

During September 2017, Hurricane Maria caused extraordinary damage in Puerto Rico and the U.S. Virgin Islands, resulting in a widespread loss of power and infrastructure.  Given the devastation and loss of power, substantially all customers in those areas were unable to receive our service as of September 30, 2017.  In an effort to ensure customers would not be charged for services they were unable to receive, we proactively paused service for those customers.  Accordingly, we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count as of September 30, 2017.  While our ending Pay-TV subscriber count as of September 30, 2017 was adjusted for the impact of Hurricane Maria, gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate for the period ended September 30, 2017 were not adjusted for the impact of the hurricane.  We cannot predict when customers in these areas will be able to receive service, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return.  In light of the situation in Puerto Rico and the U.S. Virgin Islands, we expect to incur certain expenses in connection with the re-activation of returning customers in these areas.  Accordingly, any returning customers will be recorded as gross new Pay-TV subscriber activations for the period in which they return.  Although we continue to assess the potential impact of these hurricanes on our subscriber base, we currently do not expect lost revenue or additional expenses incurred as a result of these storms to have a material effect on our overall financial position or results of operations.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $10.509 billion for the nine months ended September 30, 2017, a decrease of $479 million or 4.4% compared to the same period in 2016.  The decrease in “Subscriber-related revenue” from the same period in 2016 was primarily related to the decrease in Pay-TV ARPU discussed below and a lower average Pay-TV subscriber base.  We expect these trends in “Subscriber-related revenue” to continue.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV ARPU.  Pay-TV ARPU was $87.01 during the nine months ended September 30, 2017 versus $89.12 during the same period in 2016.  The $2.11 or 2.4% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling branded pay-TV subscribers as a percentage of our total Pay-TV subscriber base and a shift in DISH branded pay-TV programming package mix to lower priced programming packages.  Sling branded pay-TV subscribers on average purchase lower priced programming services than DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH branded pay-TV programming package price increases in February 2017 and 2016.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $6.544 billion during the nine months ended September  30, 2017, an increase of $48 million or 0.7% compared to the same period in 2016.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs per subscriber, partially offset by a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” represented 62.3% and 59.1% of “Subscriber-related revenue” for the nine months ended September 30, 2017 and 2016, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs, discussed above.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $867 million during the nine months ended September 30, 2017, a decrease of $204 million or 19.0% compared to the same period in 2016.  This change was primarily attributable to fewer gross new Pay-TV subscriber activations and a decrease in Pay-TV SAC, discussed below.

Pay-TV SAC.  Pay-TV SAC was $603 during the nine months ended September 30, 2017 compared to $659 during the same period in 2016, a decrease of $56 or 8.5%.  This change was primarily attributable to an increase in Sling branded pay-TV subscriber activations and a decrease in hardware costs per activation, partially offset by an increase in advertising costs per activation.  Subscriber acquisition costs for Sling branded pay-TV subscribers are significantly lower than those for DISH branded pay-TV subscribers, and therefore, the increase in Sling branded pay-TV subscriber activations during 2017 had a positive impact on Pay-TV SAC.  We expect this trend to continue.  The decrease in hardware costs per activation was primarily due to a reduction in manufacturing costs related to certain receiver systems.

During the nine months ended September 30, 2017 and 2016, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $114 million and $195 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

General and administrative expenses.  “General and administrative expenses” totaled $487 million during the nine months ended September 30, 2017, a $65 million or 11.8% decrease compared to the same period in 2016.  This decrease was primarily driven by a reimbursement of legal fees during the first quarter 2017 and a decrease in costs to support DISH Network.

Litigation expense.    “Litigation expense” related to certain significant legal settlements, judgments or accruals totaled $296 million during the nine months ended September 30, 2017.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $563 million during the nine months ended September 30, 2017, a $64 million or 10.2% decrease compared to the same period in 2016.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH branded pay-TV subscribers.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $656 million during the nine months ended September 30, 2017, an increase of $50 million or 8.3% compared to the same period in 2016.  This increase was primarily related to interest expense associated with the issuance of our 7 3/4% Senior Notes due 2026 in June 2016, partially offset by a reduction in interest expense as a result of redemptions of debt during 2017 and 2016.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.837 billion during the nine months ended September 30, 2017, a decrease of $573 million or 23.8% compared to the same period in 2016.  EBITDA for the nine months ended September 30, 2017 was negatively impacted by “Litigation expense” of $296 million in the second quarter 2017. The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
EBITDA	$1,836,876	$2,409,562
Interest, net	(648,000)	(600,150)
Income tax (provision) benefit, net	(321,325)	(444,236)
Depreciation and amortization	(563,068)	(627,168)
Net income (loss) attributable to DISH DBS	$304,483	$738,008

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

Income tax (provision) benefit, net.  Our income tax provision was $321 million during the nine months ended September 30, 2017,  a decrease of $123 million compared to the same period in 2016.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.  Our effective tax rate was negatively impacted by $255 million of “Litigation expense” related to the FTC Action during the nine months ended September 30, 2017, as any eventual payments of this expense may not be deductible for income tax purposes.  The tax deductibility of any eventual payments may change based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.  See Note 8 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Item 1A.    RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 include a detailed discussion of our risk factors.

Item 6.EXHIBITS

(a)	Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended September 30, 2017, filed on November 14, 2017, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  November 14, 2017