Form 10-K
period 2017-12-31
DISH DBS CORP
filed 2018-03-30
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

9601 South Boulevard
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

The aggregate market value of the Registrant’s voting interests held by non-affiliates on June 30, 2017 was $0.

As of March 27, 2018, the Registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.

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

•

Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

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
•

If government regulations relating to the Internet change, we may need to alter the manner in which we conduct our Sling TV business, and/or incur greater operating expenses to comply with those regulations.

•	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our business.
•

We face increasing competition from other distributors of unique programming services such as foreign language, sports programming, and original content that may limit our ability to maintain subscribers that desire these unique programming services.

Operational and Service Delivery Risks

•

If our operational performance and customer satisfaction were to deteriorate, our subscriber activations and our subscriber churn rate may be negatively impacted, which could in turn adversely affect our revenue.

•	If our subscriber activations continue to decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
•	Programming expenses are increasing and may adversely affect our future financial condition and results of operations.

i

•

We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to this programming, our subscriber activations and our subscriber churn rate may be negatively impacted.

•	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
•	We may be required to make substantial additional investments to maintain competitive programming offerings.
•

Any failure or inadequacy of our information technology infrastructure and communications systems, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

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

•	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.
•	We depend on independent third parties to solicit orders for our DISH TV services that represent a meaningful percentage of our total gross new DISH TV subscriber activations.
•	We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH TV services.
•	Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.
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

•

Our business may be materially affected by the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”).  Negative or unexpected tax consequences could adversely affect our business, financial condition and results of operations.

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

iii

PART I

Item 1.   BUSINESS

Brief Description of our Business

DISH DBS is a holding company and an indirect, wholly-owned subsidiary of DISH Network, a publicly traded company listed on the Nasdaq Global Select Market.  DISH DBS was formed under Colorado law in January 1996.  Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.  We refer readers of this report to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2017.    Our subsidiaries operate one business segment.

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  The Sling branded pay-TV services consist of, among other things, live, linear streaming OTT Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of December 31, 2017, we had 13.242 million Pay-TV subscribers in the United States, including 11.030 million DISH TV subscribers and 2.212 million Sling TV subscribers.

As a result of the completion of the Share Exchange with EchoStar, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.  See Note 2 and Note 16 to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Business Strategy

Our business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value.  We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers.

•

Products with the Best Technology.  We offer a wide selection of local and national HD programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper® whole-home HD DVR), multiple tuner receivers, 1080p video on demand, and external hard drives.  We offer several Sling TV services, including Sling Orange (our single-stream Sling domestic service), Sling Blue (our multi-stream Sling domestic service), Sling International, Sling Latino, among others, as well as add-on extras, pay-per-view events and a cloud based DVR service.

•

Outstanding Customer Service.  We strive to provide outstanding customer service by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they arise.

•

Great Value.  We have historically been viewed as the low-cost provider in the pay-TV industry in the United States because we seek to offer the lowest everyday prices available to consumers after introductory promotions expire. For example, during the third quarter 2016, we launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of eight themed add-on channel packs, which include local broadcast networks and kids, national and regional sports and general entertainment programming.  Subscribers can also add or remove additional channel packs to best suit their entertainment needs.  As another example, our Sling Orange service and our Sling Blue service are two of the lowest priced live-linear online streaming services in the industry.

Relationship with EchoStar

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  DISH Network and EchoStar operate as separate publicly-traded companies and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.  EchoStar provides the vast majority of our satellite transponder capacity and is a key supplier of other related services to us.  Furthermore, we have an authorized representative arrangement with Hughes, a wholly owned subsidiary of EchoStar, under the MSA which offers satellite broadband Internet services to customers.  See “Item 1A. Risk Factors” and Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Share Exchange.  On February 28, 2017, DISH Network and EchoStar and certain of their respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplinking services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of HNS.  In connection with the Share Exchange, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  See Note 16 to our Consolidated Financial Statements in this Annual Report on Form 10-K on our Related Party Transactions with EchoStar for further information.

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

With respect to our DISH TV services, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base, we may be required to increase retention spending or we may provide greater discounts or credits to acquire and retain subscribers who may spend less on our services.  If our Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”) decreases or does not increase commensurate with increases in programming or other costs, our margins may be reduced and the long-term value of a subscriber would then decrease.  In addition, our Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers.  Accordingly, an increase in Sling TV subscribers has a negative impact on our Pay-TV ARPU.

This increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.  Further, as a result of this increased competitive environment and the maturation of the pay-TV industry, future growth opportunities of our DISH TV business may be limited and our margins may be reduced, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.  Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies (including a focus on attaining higher quality subscribers) and increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

In addition, MVPDs and other companies such as programmers are offering smaller packages of programming channels directly to customers, at prices lower than our video service package offerings.  These offerings could adversely affect demand for our Pay-TV services or cause us to modify our programming packages, which may reduce our margins.

Moreover, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services, and may exacerbate the risks described above.  For example, in May 2016, Charter completed its acquisition of Time Warner Cable and Bright House Networks (collectively “New Charter”), which created the second largest cable television provider and third largest MPVD in the United States.  This transaction created a duopoly, resulting in two broadband providers, New Charter and Comcast, controlling the geographic areas covering the vast majority of the high-speed broadband homes in the country.  In addition, a significant proportion of New Charter’s high-speed broadband subscribers may lack access to alternative high-speed broadband options.  Further, New Charter may be able to, among other things, foreclose or degrade our online video offerings at various points in the broadband pipe; impose data caps on consumers who access our online video offerings; and pressure third-party content owners and programmers to withhold online rights from us and raise our and other MVPDs’ third-party programming costs.

As a result of AT&T’s 2015 acquisition of DirecTV, our direct competitor and the largest satellite TV provider in the United States now has increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services.  AT&T also has an OTT service, DirecTV Now, that distributes video directly to consumers over the Internet.  The combined company may also be able to, among other things, utilize its increased leverage over third-party content owners and programmers to withhold online rights from us and reduce the price it pays for programming at the expense of other MVPDs, including us; thwart our entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with us; underutilize key orbital spectrum resources that could be more efficiently used by us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings.

In addition, in October 2016, AT&T announced its pending acquisition of Time Warner Inc. (“Time Warner”).  In November 2017, the Department of Justice filed a lawsuit to block the merger; the trial is scheduled to begin in March 2018.  We cannot predict the timing or outcome of this lawsuit.  If the proposed transaction ultimately is completed, the risks discussed above posed by the AT&T and DirecTV merger will be further exacerbated, as the addition of Time Warner’s media holdings, which include content, such as HBO, TBS, TNT, CNN, and movies, would, among other things, provide the combined company increased scale and leverage in the converging video, mobile, and broadband industries and may make it more difficult for us to obtain access to Time Warner’s programming networks on nondiscriminatory and fair terms, or at all.  Furthermore, AT&T’s current practice of offering wireless subscribers access to owned video content over the Internet without counting against a subscriber’s monthly data caps (“zero rating”) may give an unfair advantage to AT&T’s own video content, which currently includes, among others, DirecTV services, including DirecTV Now, on mobile devices.

In May 2017, Sinclair Broadcast Group (“Sinclair”) announced plans to acquire Tribune Media Company (“Tribune”), subject to approval by the Department of Justice and the FCC.  We cannot predict the timing or outcome of government review of the proposed transaction.  If the proposed transaction is completed, the combined company (“New Sinclair”) would become the nation’s largest broadcast conglomerate.  New Sinclair may be able to use its scale to increase the leverage that it holds in retransmission consent negotiations which could, among other things, raise our programming costs and/or cause us to modify our programming packages as a result of programming interruptions.

As the pay-TV industry is mature, our strategy has included an increased emphasis on acquiring and retaining higher quality subscribers, even if it means that we will acquire and retain fewer overall subscribers.  We evaluate the quality of subscribers based upon a number of factors, including, among others, profitability.    Our DISH TV subscriber base has been declining due to, among other things, this strategy and the factors described above.  There can be no assurance that our DISH TV subscriber base will not continue to decline.  In the event that our DISH TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

Our business has historically focused on providing pay-TV services, including our DISH TV and Sling TV services.  We face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Verizon, DirecTV, Sony, YouTube, Fubo and Philo that offer online services distributing movies, television shows and other video programming as well as programmers, such as HBO, CBS, STARZ and SHOWTIME, that began selling content directly to consumers over the Internet.  Some of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do.  In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings.  Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.

These products and services are also driving rapid changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communications services.  In particular, through technological advancements and with the large increase in the number of consumers with broadband service, a significant amount of video content has become available through online content providers for users to stream and view on their personal computers, televisions, phones, tablets, videogame consoles, and other devices, some without charging a fee to access the content.  Similarly, while our customers can use their traditional video subscription to access mobile programming, an increasing number of customers are also using mobile devices as the sole means of viewing video, and an increasing number of non-traditional video providers are developing content and technologies to satisfy that demand.  These technological advancements, changes in consumer behavior, and the increasing number of choices available to consumers with regard to the means by which consumers obtain video content may cause DISH TV subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.  There can be no assurance that our DISH TV services will be able to compete with these other providers of digital media.  Therefore, these technological advancements and changes in consumer behavior could reduce our gross new DISH TV subscriber activations and could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

A substantial majority of our revenue comes from residential customers whose spending patterns may be affected by economic weakness and uncertainty.  Our ability to grow or maintain our business may be adversely affected by economic weakness and uncertainty and other factors that may adversely affect the pay-TV industry.  In particular, economic weakness and uncertainty could result in the following:

•

Fewer subscriber activations and increased subscriber churn rate.  We could face fewer subscriber activations and increased subscriber churn rate due to, among other things:  (i) certain economic factors that impact consumers, including, among others, rising interest rates, a potential downturn in the housing market in the United States (including a decline in housing starts) and higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of independent third-party retailers, who generate a meaningful percentage of our gross new DISH TV subscriber activations, because many of them are small businesses that are more susceptible to the negative effects of economic weakness.  In particular, our DISH TV churn rate may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to economic weakness, including, among others, our pay-in-advance subscribers.

•

Lower Pay-TV ARPU.  Our subscribers may disconnect our services and a growing share of pay-TV customers are cord shaving to downgrade to smaller, less expensive programming packages or electing to purchase through online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies.  Cord cutting and/or cord shaving by our subscribers could negatively impact our Pay-TV ARPU.  In addition, Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, as Sling TV subscribers increase, it will have a negative impact on Pay-TV ARPU.

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

The cost of programming represents the largest percentage of our overall costs.  Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers.  Unlike our larger cable and satellite competitors, some of which also provide IPTV services, we have not made significant investments in programming providers.  For example, in January 2011, the FCC and the Department of Justice approved a transaction between Comcast and General Electric pursuant to which they joined their programming properties, including NBC, Bravo and many others that are available in the majority of our programming packages, in a venture, NBCUniversal, controlled by Comcast.  In March 2013, Comcast completed the acquisition of substantially all of General Electric’s remaining interest in NBCUniversal.  This transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to NBCUniversal’s programming networks on nondiscriminatory and fair terms, or at all.  The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC’s order on network neutrality, even if that order is vacated by judicial or legislative action, and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price.  However, in January 2018, the prohibition on exclusivity expired, and we can no longer rely on these protections.  Also, in October 2016, AT&T announced its pending acquisition of Time Warner.  In November 2017, the Department of Justice filed a lawsuit to block the merger; the trial is scheduled to begin in March 2018.  We cannot predict the timing or outcome of this lawsuit.  This transaction would join DirecTV, which was acquired by AT&T in 2015, with Time Warner’s media holdings, which include content such as HBO, TBS, TNT, CNN, and movies.  If approved, this transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to Time Warner programming networks on nondiscriminatory and fair terms, or at all.

Our OTT Sling TV Internet-based services face certain risks, including, among others, significant competition.

Our Sling TV services face a number of risks, including, among others, the following, which may have a material adverse effect on our Sling TV services offerings:

•

We face significant competition from programmers such as DirecTV Now, Sony PlayStation Vue, YouTube, Fubo and Philo, which distribute live linear television programming over the Internet, from content providers such as HBO, CBS, STARZ and SHOWTIME, which have begun selling content directly to consumers over the Internet, and other companies including, among others, Netflix, Hulu, Apple, Amazon, Alphabet and Verizon, some of which have original content, larger customer bases, stronger brand recognition, and significant financial, marketing and other resources.  We also face competition from piracy based video offerings;

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

If government regulations relating to the Internet change, we may need to alter the manner in which we conduct our Sling TV business, and/or incur greater operating expenses to comply with those regulations.

The adoption or modification of laws or regulations relating to the Internet could limit or otherwise adversely affect the manner in which we currently conduct our Sling TV business.  Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including Open Internet rules, could decrease the demand for our Sling TV services and increase our cost of providing our Sling TV services.  Given the lack of laws in the United States to prevent network operators from discriminating against the legal traffic that crosses their networks, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

We cannot predict with any certainty the impact to our Sling TV business that may result from changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including Open Internet rules.

Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our business.

We rely upon the ability of consumers to access our Sling TV services through the Internet.  If network operators block, restrict or otherwise impair access to our Sling TV services over their networks, our Sling TV business could be negatively affected.  To the extent that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our Sling TV subscriber count could be negatively impacted.  Furthermore, to the extent network operators create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our Sling TV business could be negatively impacted.

In addition, many network operators that provide consumers with broadband service also provide these consumers with video programming, and these network operators may have an incentive to use their network infrastructure in a manner adverse to our continued growth and success.  For example, as a result of AT&T’s acquisition of DirecTV and the completion of the New Charter merger, these risks may be exacerbated to the extent these and other network operators are able to provide preferential treatment to their data.  Furthermore, AT&T’s current zero rating practice may give an unfair advantage to AT&T’s own video services, which currently include, among others, DirecTV services, including DirecTV Now.

We cannot predict with any certainty the impact to our Sling TV business that may result from changes in how network operators handle and charge for access to data that travels across their networks.

We face increasing competition from other distributors of unique programming services such as foreign language, sports programming, and original content that may limit our ability to maintain subscribers that desire these unique programming services.

We face increasing competition from other distributors of unique programming services such as foreign language, sports programming, and original content including programming distributed over the Internet.  There can be no assurance that we will maintain subscribers that desire these unique programming services.  For example, the increasing availability of foreign language programming from our competitors, which in certain cases has resulted from our inability to renew programming agreements on an exclusive basis or at all, as well as competition from piracy-based video offerings, could contribute to an increase in our subscriber churn rate.  Our agreements with distributors of foreign language programming have varying expiration dates, and some agreements are on a month-to-month basis.  There can be no assurance that we will be able to grow or maintain subscribers that desire these unique programming services such as foreign language and sports programming.

Operational and Service Delivery Risks

If our operational performance and customer satisfaction were to deteriorate, our subscriber activations and our subscriber churn rate may be negatively impacted, which could in turn adversely affect our revenue.

If our operational performance and customer satisfaction were to deteriorate, we may experience a decrease in subscriber activations and an increase our subscriber churn rate, which could have a material adverse effect on our business, financial condition and results of operations.  To improve our operational performance, we continue to make investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce subscriber churn, increase productivity, and allow us to scale better over the long run.  We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance, and if unsuccessful, we may have to incur higher costs to improve our operational performance.  While we believe that such costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.  If we are unable to combat the deterioration of our operational performance, our future subscriber activations and existing subscriber churn rate may be negatively impacted, which could in turn adversely affect our revenue growth and results of operations.

If our subscriber activations continue to decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

We may incur increased costs to acquire new subscribers and retain existing subscribers.  Our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate continue to be negatively impacted by stricter customer acquisition and retention policies for our DISH TV subscribers, including an increased emphasis on acquiring and retaining higher quality subscribers.  In addition, our subscriber acquisition costs could increase as a result of increased spending for advertising and, with respect to our DISH TV services, the installation of more DVR receivers, which are generally more expensive than other receivers.  Retention costs with respect to our DISH TV services may be driven higher by increased upgrades of existing subscribers’ equipment to HD and DVR receivers.  Although we expect to continue to incur expenses, such as providing retention credits and other subscriber acquisition and retention expenses, to attract and retain subscribers, there can be no assurance that our efforts will generate new subscribers or result in a lower churn rate.  Additionally, certain of our promotions, including, among others, pay-in-advance, continue to allow consumers with relatively lower credit scores to become subscribers.  These subscribers typically churn at a higher rate.

Our subscriber acquisition costs and our subscriber retention costs can vary significantly from period to period and can cause material variability to our net income (loss) and free cash flow.  Any material increase in subscriber acquisition or retention costs from current levels could have a material adverse effect on our business, financial condition and results of operations.

Programming expenses are increasing and may adversely affect our future financial condition and results of operations.

Our programming costs currently represent the largest component of our total expense and we expect these costs to continue to increase on a per subscriber basis.  The pay-TV industry has continued to experience an increase in the cost of programming, especially local broadcast channels and sports programming.  In addition, certain programming costs are rising at a much faster rate than wages or inflation.  These factors may be exacerbated by the increasing trend of consolidation in the media industry, which may further increase our programming expenses.  Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.

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

In addition, increases in programming costs cause us to increase the rates that we charge our Pay-TV subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Therefore, we may be unable to pass increased programming costs on to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to this programming, our subscriber activations and our subscriber churn rate may be negatively impacted.

We depend on third parties to provide us with programming services.  Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal, expiration and/or termination provisions.  We may not be able to renew these agreements on acceptable terms or at all, and these agreements may be terminated prior to expiration of their original term.  In recent years, negotiations over programming carriage contracts generally remain contentious, and certain programmers have, in the past, limited our access to their programming in connection with those negotiations and the scheduled expiration of their programming carriage contracts with us.  As national and local programming interruptions and threatened programming interruptions have become more frequent in recent years, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

We typically have a few programming contracts with major content providers up for renewal each year and if we are unable to renew any of these agreements or the other parties terminate the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In addition, failure to obtain access to certain programming or loss of access to programming, particularly programming provided by major content providers and/or programming popular with our subscribers, could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate.

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

We believe that the availability and extent of programming and other value-added services such as access to video via mobile devices continue to be significant factors in consumers’ choice among pay-TV providers.  Other pay-TV providers may have more successfully marketed and promoted their programming packages and value-added services and may also be better equipped and have greater resources to increase their programming offerings and value-added services to respond to increasing consumer demand.  In addition, even though it remains a small portion of the market, consumer demand for 4K HD televisions and programming will likely increase in the future.  We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver enhanced programming, and other value-added services, and there can be no assurance that we will be able to compete effectively with offerings from other pay-TV providers.

Any failure or inadequacy of our information technology infrastructure and communications systems, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

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

In addition, although we take protective measures and endeavor to modify them as circumstances warrant, our information technology hardware and software infrastructure and communications systems may be vulnerable to a variety of interruptions, including, without limitation, natural disasters, terrorist attacks, telecommunications failures, cyber-attacks and other malicious activities such as unauthorized access, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could disrupt or harm our business.  In addition, third-party providers of some of our key systems may also experience interruptions to their information technology hardware and software infrastructure and communications systems that could adversely impact us and over which we may have limited or no control.  We may obtain certain confidential, proprietary and personal information about our customers, personnel and vendors, and may provide this information to third parties in connection with our business.  If one or more of such interruptions or failures occur to us or our third-party providers, it potentially could jeopardize such information and other information processed and stored in, and transmitted through, our or our third-party providers’ information technology hardware and software infrastructure and communications systems, or otherwise cause interruptions or malfunctions in our operations, which could result in lawsuits, government claims, investigations or proceedings, significant losses or reputational damage.  Due to the fast-moving pace of technology, it may be difficult to detect, contain and remediate every such event.  We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to financial losses.  Furthermore, the amount and scope of insurance we maintain may not cover expenses related to such activities or events.

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

We lease the vast majority of our satellite transponder capacity from EchoStar and EchoStar is a key supplier of other related services to us.  Satellite transponder leasing costs may increase beyond our current expectations.  Our inability to obtain satellite transponder capacity and other related services from third parties could adversely affect our subscriber activations and subscriber churn rate and cause related revenue to decline.  See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.

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

In addition, our competitive position depends in part on our ability to offer new DISH TV subscribers and upgrade existing subscribers with more advanced equipment, such as receivers with DVR and HD technology and by otherwise making additional infrastructure investments, such as those related to our information technology and call centers.  We may also be at a competitive disadvantage in developing and introducing complex new products and services for our DISH TV services because of the substantial costs we may incur in making these products or services available across our installed base of subscribers.  Furthermore, the continued demand for HD programming continues to require investments in additional satellite capacity.  We may not be able to pass on to our subscribers the entire cost of these upgrades and infrastructure investments.

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

If our products and services, including, without limitation, our DISH TV and Sling TV products and services, are not competitive, our business could suffer and our financial performance could be negatively impacted.  Our products and services may also experience quality problems, including outages and service slowdowns, from time to time.  If the quality of our products and services do not meet our customers’ expectations, then our business, and ultimately our reputation, could be negatively impacted.

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

We rely on a few suppliers and in some cases a single supplier for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

We rely on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes that we provide to subscribers in order to deliver our digital television services.  Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from suppliers.  In the event of an interruption of supply or a significant price increase from these suppliers, we may not be able to diversify sources of supply in a timely manner, which could have a negative impact on our business.  Further, due to increased demand for products, electronic manufacturers may experience shortages for certain components, from time to time.  We have experienced in the past and may continue to experience shortages driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of its suppliers that negatively impact our operations.  Any such delays or constraints could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our subscriber activations.

Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

Increases in theft of our signal or our competitors’ signals could, in addition to reducing subscriber activations, also cause our subscriber churn rate to increase.  For our DISH TV services, in order to combat signal theft and improve the security of our broadcast system, we use microchips embedded in credit card sized access cards, called “smart cards,” or security chips in our DBS receiver systems to control access to authorized programming content (“Security Access Devices”).  Furthermore, for our Sling TV services, we encrypt programming content and use digital rights management software to, among other things, prevent unauthorized access to our programming content.

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

We are also vulnerable to other forms of fraud.  While we are addressing certain fraud through a number of actions, including terminating independent third-party retailers that we believe violated our business rules, there can be no assurance that we will not continue to experience fraud, which could impact our subscriber activations and subscriber churn rate.  Economic weakness may create greater incentive for signal theft, piracy and other forms of fraud, which could lead to higher subscriber churn rate and reduced revenue.

We depend on independent third parties to solicit orders for our DISH TV services that represent a meaningful percentage of our total gross new DISH TV subscriber activations.

While we offer products and services through direct sales channels, a meaningful percentage of our total gross new DISH TV subscriber activations are generated through independent third parties such as small satellite retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies.  Most of our independent third-party retailers are not exclusive to us and some of our independent third-party retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors.  Furthermore, most of these independent third-party retailers are significantly smaller than we are and may be more susceptible to economic weaknesses that make it more difficult for them to operate profitably.  Because our independent third-party retailers receive most of their incentive value at activation and not over an extended period of time, our interests may not always be aligned with our independent third-party retailers.  It may be difficult to better align our interests with our independent third-party retailers because of their capital and liquidity constraints.  Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH TV services.

Operation of our DISH TV services requires that we have adequate satellite transmission capacity for the programming we offer.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  We lease substantially all of our satellite capacity from third parties, including the vast majority of our satellite transponder capacity from EchoStar, and we do not carry commercial insurance on any of the satellites that we lease from them.

Our ability to earn revenue from our DISH TV services depends on the usefulness of our owned and leased satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.  Generally, the minimum design life of each of our owned and leased satellites ranges from 12 to 15 years.  We can provide no assurance, however, as to the actual useful lives of any of these satellites.  Our operating results could be adversely affected if the useful life of any of our owned or leased satellites were significantly shorter than the minimum design life.

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

Construction and launch risks.    Operation of our DISH TV services requires that we have adequate satellite transmission capacity for the programming we offer.  To accomplish this goal, from time to time, new satellites need to be built and launched.  Satellite construction and launch is subject to significant risks, including construction and launch delays, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the recent past.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Significant construction or launch delays could materially and adversely affect our ability to generate revenues.  If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could impact our ability to fund future satellite procurement and launch opportunities.

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

Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers for our DISH TV services.  In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly.  Anomalies may also reduce the expected useful life of a satellite, thereby reducing the channels that could be offered using that satellite, or create additional expenses due to the need to provide replacement or back-up satellites.  See the disclosures relating to satellite anomalies set forth under Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

We are an indirect, wholly-owned subsidiary of DISH Network, which controls all of our voting power and the appointment of all of our officers and directors.  As a result of DISH Network’s control over us, questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to past and ongoing relationships between DISH Network and EchoStar.  Areas in which conflicts of interest between EchoStar and us, as a result of our relationship with DISH Network, could arise include, but are not limited to, the following:

•

Cross officerships, directorships and stock ownership.  We and DISH Network have certain overlap in directors and executive officers with EchoStar.  These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  Our and DISH Network’s Board of Directors and executive officers include persons who are members of the Board of Directors of EchoStar, including Charles W. Ergen, who serves as the Chairman of EchoStar and DISH Network and our Chairman.  The executive officers and the members of DISH Network’s and our Board of Directors who are members of the Board of Directors of EchoStar have fiduciary duties to EchoStar’s shareholders.  For example, there is the potential for a conflict of interest when DISH Network and/or us, on the one hand, or EchoStar, on the other hand, look at acquisitions and other business opportunities that may be suitable for both companies.  In addition, certain of DISH Network’s and our directors and officers own EchoStar stock and options to purchase EchoStar stock.  Mr. Ergen owns approximately 41.2% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 45.8% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 72.4% of the voting power of EchoStar.  Mr. Ergen’s ownership of EchoStar excludes 9,777,751 shares of its Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 10.2% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 16.9% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 18.6% of EchoStar’s total voting power.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for DISH Network and/or us, on the one hand, and EchoStar, on the other hand.  Furthermore, Mr. Ergen is employed by both us and EchoStar.

•

Intercompany agreements with EchoStar.  In connection with and following the Spin-off, DISH Network and EchoStar have entered into certain agreements pursuant to which DISH Network and we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from DISH Network and us, and DISH Network and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and us and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and DISH Network under the separation and other intercompany agreements DISH Network entered into with EchoStar, in connection with the Spin-off, may have been different if agreed to by two unaffiliated parties.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to DISH Network.  In addition, conflicts could arise between DISH Network and/or us, on the one hand, and EchoStar, on the other hand, in the interpretation or any extension or renegotiation of these existing agreements.

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

In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance, in whole or in part, DISH Network’s future efforts.  See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our dividends to DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network and our direct parent company.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network has made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  DISH Network may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 Licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans or partnerships could vary significantly.  For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 14  “Commitments and Contingencies – Wireless –  DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2017.

In connection with certain funding obligations related to the investments by American II and American III discussed above, in February 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which included such funding obligations, and to fund other DISH Network cash needs.  We may make additional cash distributions to finance, in whole or in part, loans that DISH Network may make to the Northstar Entities and the SNR Entities in the future related to DISH Network’s non-controlling investments in these entities.  There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions.

See “Item 1A. Risk Factors – Acquisition and Capital Structure Risks – We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

Our parent, DISH Network, faces certain risks related to its non-controlling investments in the Northstar Entities and the SNR Entities.

In addition to the risks described in “Item 1A. Risk Factors – Acquisition and Capital Structure Risks – We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2017, DISH Network faces certain other risks related to its non-controlling investments in the Northstar Entities and the SNR Entities, including, among others, the risks described below.

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

On August 18, 2015, the FCC released a  Memorandum Opinion and Order, FCC 15-104 (the “Order”) in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the Bidding Credit Amounts (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless).  Each of Northstar Wireless and SNR Wireless has filed a notice of appeal and petition for review of the Order with the D.C. Circuit, challenging, among other things, the FCC’s determination that they are ineligible to receive the Bidding Credit Amounts.  Oral arguments were presented to the Court on September 26, 2016.  On August 29, 2017, the D.C. Circuit issued its opinion, holding that: (i) the FCC reasonably applied its precedent to determine that DISH Network exercised a disqualifying degree of de facto control over Northstar Wireless and SNR Wireless (rendering them ineligible to claim the Bidding Credit Amounts), but (ii) the FCC did not give Northstar Wireless and SNR Wireless adequate notice that, if their relationships with DISH Network cost them the Bidding Credit Amounts, the FCC would also deny them an opportunity to cure.  The case was remanded to the FCC to give Northstar Wireless and SNR Wireless an opportunity to seek to negotiate a cure for the de facto control the FCC found that DISH Network exercises over them.    On January 24, 2018, the FCC released an Order on Remand, DA 18-70 (the “Order on Remand”), in which the FCC ordered, among other things, that Northstar Wireless and SNR Wireless each have 90 days to negotiate with DISH Network a cure for the de facto control the FCC found that DISH Network exercises over them.  The Order on Remand also provides, among other things, a potential 45-day extension for such negotiations, a 45-day period for certain third-parties to file comments about any changes to the agreements proposed by Northstar Wireless and SNR Wireless, and up to 90 days for Northstar Wireless and SNR Wireless to respond to any such third-party comments.  On January 26, 2018, SNR Wireless and Northstar Wireless filed a petition for a writ of certiorari, asking the United States Supreme Court to hear an appeal from the August 29, 2017 opinion from the D.C. Circuit.    DISH Network cannot predict with any degree of certainty the timing or outcome of these proceedings.  See “Item 1A. Risk Factors – Acquisition and Capital Structure Risks – We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

In addition, on September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company against DISH Network; its wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of DISH Network’s board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  See “Contingencies – Litigation – Vermont National Telephone Company” in Note 11 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any such loans or partnerships could vary significantly.  DISH Network may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to make further investments in the Northstar Entities and the SNR Entities.  There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

In connection with certain funding obligations related to the investments by American II and American III discussed above, in February 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which included such funding obligations, and to fund other DISH Network cash needs.  We may make additional cash distributions to finance, in whole or in part, loans that DISH Network may make to the Northstar Entities and the SNR Entities in the future related to DISH Network’s non-controlling investments in these entities.  We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions.

To the extent that our parent, DISH Network, commercializes its wireless spectrum licenses, it will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

•

DISH Network has made substantial investments to acquire certain wireless spectrum licenses and related assets.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance, in whole or in part, DISH Network’s future efforts.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  See “Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, DISH Network has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” above for further information.  We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that it will be able to profitably deploy the assets represented by these wireless spectrum licenses.

To the extent DISH Network commercializes its wireless spectrum licenses and enters the wireless services industry, a wireless services business presents certain risks.

•

The wireless services industry is competitive.    DISH Network has limited experience in the wireless services industry, which is a competitive industry with increasing customer demands for data services that require increasing capital resources to maintain a robust network.  The wireless services industry has incumbent and established competitors such as Verizon Communications, Inc. (“Verizon”), AT&T, T-Mobile USA Inc. (“T-Mobile”) and Sprint Corporation (“Sprint”), with substantial market share.  Some of these companies have greater financial, marketing and other resources than DISH Network, and have existing cost and operational advantages that DISH Network lacks.  Market saturation is expected to continue to cause the wireless services industry’s customer growth rate to moderate in comparison to historical growth rates, leading to increased competition for customers.  As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services.  Furthermore, the cost of attracting a new customer is generally higher than the cost associated with retaining an existing customer.  In addition, DISH Network may face increasing competition from wireless telecommunications providers who offer mobile video offerings.  Wireless mobile video offerings have become more prevalent in the marketplace as wireless telecommunications providers have expanded the fourth generation of wireless communications.  In July 2015, AT&T completed its acquisition of DirecTV, our direct competitor and the largest satellite TV provider in the United States, which has an OTT service, DirecTV Now, that competes directly with our Sling TV services.  As a result of this acquisition, DirecTV, among other things, has increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services.  The combined company may be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other MVPDs, including us; thwart DISH Network’s entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with DISH Network; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings.  In addition, in October 2016, AT&T announced its pending acquisition of Time Warner.  In November 2017, the Department of Justice filed a lawsuit to block the merger; the trial is scheduled to begin in March 2018.  We cannot predict the timing or outcome of this lawsuit.  If the proposed transaction ultimately is completed, the addition of Time Warner’s media holdings, which include content, such as HBO, TBS, TNT, CNN, and movies, would, among other things, provide the combined company increased scale and leverage in the converging video, mobile, and broadband industries.  For example, AT&T’s current zero rating practice may give an unfair advantage to AT&T’s own video content, which currently includes, among others, DirecTV services on mobile devices.

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

•

Wireless services and DISH Network’s wireless spectrum licenses are subject to government regulation.    Wireless services and DISH Network’s wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities.  These governmental authorities could adopt regulations or take other actions that would adversely affect DISH Network’s business prospects, making it more difficult and/or expensive to commercialize its wireless spectrum licenses or acquire additional licenses.  The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies.  In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The FCC grants wireless licenses for terms of generally ten years that are subject to renewal or revocation based on certain factors depending on the license including, among others, public interest considerations, level and quality of services and/or operations provided by the licensee, frequency and duration of any interruptions or outages of services and/or operations provided by the licensee, and the extent to which service is provided to, and/or operation is provided in, rural areas and tribal lands.  There can be no assurances that DISH Network’s wireless spectrum licenses will be renewed or that DISH Network will be able to obtain additional licenses.  Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.  In addition, the FCC uses its transactional “spectrum screen” to identify prospective wireless transactions that may require additional competitive scrutiny.  If a proposed transaction would exceed the spectrum screen threshold, the FCC undertakes a more detailed analysis of relevant market conditions in the impacted geographic areas to determine whether the transaction would reduce competition without offsetting public benefits.  If a proposed spectrum acquisition exceeds the spectrum screen trigger such additional review could extend the duration of the regulatory review process and there can be no assurance that such proposed spectrum acquisition would ultimately be completed, in whole or in part.  For further information related to DISH Network’s wireless spectrum licenses, including build-out requirements, see “Item 1A. Risk Factors”  in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of December 31, 2017, our total long-term debt and capital lease obligations, including the debt of our subsidiaries, was $13.111 billion.  Our debt levels could have significant consequences, including:

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

Charles W. Ergen, DISH Network’s Chairman, owns approximately 44.6% of DISH Network’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 48.0% of DISH Network’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 78.5% of the total voting power of DISH Network.  Mr. Ergen’s beneficial ownership of shares of Class A Common Stock excludes 33,790,620 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 7.3% of DISH Network’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 12.9% of DISH Network’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 12.9% of the total voting power of DISH Network.  Through his voting power, Mr. Ergen has the ability to elect a majority of DISH Network’s directors and to control all other matters requiring the approval of DISH Network’s stockholders.  As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require DISH Network to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

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

The first phase of the bench trial took place January 19, 2016 through February 11, 2016.  In closing briefs, the federal plaintiff indicated that it still was seeking $900 million in alleged civil penalties; the California state plaintiff indicated that it was seeking $100 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); the Ohio state plaintiff indicated that it was seeking approximately $10 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); and the Illinois and North Carolina state plaintiffs did not state the specific alleged civil penalties and damages that they were seeking; but the state plaintiffs took the general position that any damages award less than $1.0 billion (presumably for both federal and state law claims) would not raise constitutional concerns.  Under the Eighth Amendment of the United States Constitution, excessive fines may not be imposed.

On October 3, 2016, the plaintiffs further modified their request for injunctive relief and were seeking, among other things, to enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from some or all existing independent third-party retailers.  The second phase of the bench trial, which commenced on October 25, 2016 and concluded on November 2, 2016, covered the plaintiffs’ requested injunctive relief, as well as certain evidence related to the state plaintiffs’ claims.

On June 5, 2017, the Court issued Findings of Fact and Conclusions of Law and entered Judgment ordering DISH Network L.L.C. to pay an aggregate amount of $280 million to the federal and state plaintiffs.  The Court also issued a Permanent Injunction (the “Injunction”) against DISH Network L.L.C. that imposes certain ongoing compliance requirements on DISH Network L.L.C., which include, among other things:  (i) the retention of a telemarketing-compliance expert to prepare a plan to ensure that DISH Network L.L.C. and certain independent third-party retailers will continue to comply with telemarketing laws and the Injunction; (ii) certain telemarketing records retention and production requirements; and (iii) certain compliance reporting and monitoring requirements.  In addition to the compliance requirements under the Injunction, within ninety (90) days after the effective date of the Injunction, DISH Network L.L.C. is required to demonstrate that it and certain independent third-party retailers are in compliance with the Safe Harbor Provisions of the TSR and TCPA and have made no prerecorded telemarketing calls during the five (5) years prior to the effective date of the Injunction (collectively, the “Demonstration Requirements”).  If DISH Network L.L.C. fails to prove that it meets the Demonstration Requirements, it will be barred from conducting any outbound telemarketing for two (2) years.  If DISH Network L.L.C. fails to prove that a particular independent third-party retailer meets the Demonstration Requirements, DISH Network L.L.C. will be barred from accepting orders from that independent third-party retailer for two (2) years.  On July 3, 2017, DISH Network L.L.C. filed two motions with the Court:  (1) to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (2) to clarify, alter and amend the Injunction.  On August 10, 2017, the Court:  (a) denied the motion to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (b) allowed, in part, the motion to clarify, alter and amend the Injunction, and entered an Amended Permanent Injunction (the “Amended Injunction”).  Among other things, the Amended Injunction provided DISH Network L.L.C a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH TV goods and services.  On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit.  On February 2, 2018, the plaintiffs filed a notice claiming that DISH Network L.L.C. failed to prove that it met the Demonstration Requirements, as required by the Injunction, and asking the Court to impose a two-year ban on telemarketing by us, and a two-year ban on accepting orders from our primary retailers.  The Court has indicated that it will set a hearing on the matter in June 2018.

During the year ended December 31, 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during prior periods.  Our total accrual at December 31, 2017 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  On January 25, 2018, the Court indicated that it will be entering judgment in favor of approximately 11,000 of the 18,000 potential class members whose identities, the Court found, are not subject to reasonable dispute.  During the year ended December 31, 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at December 31, 2017 was $61 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets.

The rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $341 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.

Our business may be materially affected by the Tax Reform Act.  Negative or unexpected tax consequences could adversely affect our business, financial condition and results of operations

On December 22, 2017, the Tax Reform Act was enacted making significant changes to the Internal Revenue Code.  Such changes include, but are not limited to, a reduction in the corporate tax rate and certain limitations on corporate deductions (e.g., a limitation on the interest expense deduction available to companies).  These changes could have an adverse effect on our business, financial condition and results of operations.  However, we are still assessing the full impact of the Tax Reform Act and cannot predict the manner in which regulations or legislation in these areas may be interpreted and enforced or the impact that such interpretations and enforcement could have on our business, financial condition and results of operations.

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

We are, and may become, subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.  See “Item 1. Business –  Patents and Other Intellectual Property” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

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

See “Item 1.  Business –  Government Regulations –  FCC Regulations Governing our Pay-TV Operations –  Open Internet” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

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

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty Media Corporation (“Liberty”).  In July 2012, similar program access conditions that had applied to Time Warner Cable, which was acquired by Charter in 2016, expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Charter’s programming, or to obtain it on nondiscriminatory terms.  In the case of certain types of programming affiliated with Comcast through its control of NBCUniversal, the prohibition on exclusivity expired in January 2018, and we can no longer rely on these protections.

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

Pursuant to the Satellite Television Extension and Localism Act of 2010 (“STELA”), we obtained a waiver of a court injunction that previously prevented us from retransmitting certain distant network signals under a statutory copyright license.  Because of that waiver, we may provide distant network signals to eligible subscribers.  To qualify for that waiver, we are required to provide local service in all 210 local markets in the United States on an ongoing basis.  This condition poses a significant strain on our capacity.  Moreover, we may lose that waiver if we are found to have failed to provide local service in any of the 210 local markets.  If we lose the waiver, the injunction could be reinstated.  Furthermore, depending on the severity of the failure, we may also be subject to other sanctions, which may include, among other things, damages.

We are subject to significant regulatory oversight, and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

Our operations are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these authorities could result in the limitations on, or suspension or revocation of, our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the change in the Administration and any government policy changes it may institute, which may be substantial, could increase regulatory uncertainty.  The adoption or modification of laws or regulations relating to video programming, satellite services, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business, including our Sling TV services.  In addition, the manner in which regulations or legislation in these areas may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.  See regulatory disclosures under the caption “Item 1.  Business –  Government Regulations” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

Our business depends on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

If the FCC were to cancel, revoke, suspend, restrict, significantly condition, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses that we may file from time to time, it could have a material adverse effect on our business, financial condition and results of operations.  Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of services available to our DISH TV subscribers.  The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum.  In addition, Congress often considers and enacts legislation that affects us and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing.  We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

We are subject to digital HD “carry-one, carry-all” requirements that cause capacity constraints.

To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one, carry-all”), including the carriage of full-power broadcasters’ HD signals in markets in which we elect to provide local channels in HD.  The carriage of additional HD signals on our DISH TV services could cause us to experience significant capacity constraints and prevent us from carrying additional popular national channels and/or carrying those national channels in HD.

Our business, investor confidence in our financial results and DISH Network’s stock price may be adversely affected if our internal controls are not effective.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.  If in the future we are unable to report that our internal control over financial reporting is effective, investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and DISH Network’s stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.   UNRESOLVED STAFF COMMENTS

None

Item 2.   PROPERTIES

The following table sets forth certain information concerning our principal properties.

Leased From
Description/Use/Location	Owned	EchoStar (1)	Other Third Party
Corporate headquarters, Englewood, Colorado		X
Customer call center and general offices, Roseland, New Jersey			X
Customer call center, Bluefield, West Virginia	X
Customer call center, Christiansburg, Virginia	X
Customer call center, College Point, New York			X
Customer call center, Harlingen, Texas	X
Customer call center, Hilliard, Ohio			X
Customer call center, Littleton, Colorado		X
Customer call center, Phoenix, Arizona			X
Customer call center, Thornton, Colorado	X
Customer call center, Tulsa, Oklahoma			X
Customer call center, warehouse, service, and remanufacturing center, El Paso, Texas	X
Data Center, Cheyenne, Wyoming		X
Digital broadcast operations center, Cheyenne, Wyoming (2)	X
Digital broadcast operations center, Gilbert, Arizona (2)	X
Engineering offices and service center, Englewood, Colorado (2)	X
Engineering office, American Fork, Utah (2)			X
Engineering office, Bangalore, India (2)			X
Engineering office, Foster City, California (2)			X
Engineering office, Kharkov, Ukraine (2)			X
Engineering office, Superior, Colorado (2)			X
IT development center, Denver, Colorado			X
Micro digital broadcast operations center, Mustang Ridge, Texas (2)	X
Regional digital broadcast operations center, Monee, Illinois (2)	X
Regional digital broadcast operations center, New Braunfels, Texas (2)	X
Regional digital broadcast operations center, Quicksburg, Virginia (2)	X
Regional digital broadcast operations center, Spokane, Washington (2)	X
Service and remanufacturing center, Spartanburg, South Carolina			X
Warehouse and distribution center, Denver, Colorado			X
Warehouse and distribution center, Sacramento, California	X
Warehouse and distribution center, Atlanta, Georgia			X
Warehouse, Denver, Colorado	X

(1)	See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.
(2)	These properties were transferred to us in connection with the completion of the Share Exchange.

In addition to the principal properties listed above, we operate numerous facilities for, among other things, our in-home service operations strategically located in regions throughout the United States.  Furthermore, we own or lease capacity on 12 satellites, which are a major component of our DISH TV services.  See further information under Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  As of March 20, 2018, all 1,015 issued and outstanding shares of our common stock were held by DOC.  There is currently no established trading market for our common stock.

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

Overview

Our business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value.  We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers.  In connection with the growth in OTT industry, we promote our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.

As the pay-TV industry is mature, our DISH TV strategy has included an increased emphasis on acquiring and retaining higher quality subscribers, even if it means that we will acquire and retain fewer overall subscribers.  We evaluate the quality of subscribers based upon a number of factors, including, among others, profitability.  Our DISH TV subscriber base has been declining due to, among other things, this strategy.  There can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.

Our current revenue and profit is primarily derived from providing Pay-TV services to our subscribers.  We also generate revenue from equipment rental fees and other hardware related fees, including fees for DVRs, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners; advertising services; fees earned from our in-home service operations and sales of digital receivers and related components to third-party pay-TV providers.  Our subscriber-related revenue has been declining due to, among other things, the continuing decline in our DISH TV subscriber base.  We expect this trend to continue.  Our most significant expenses are subscriber-related expenses, which are primarily related to programming, subscriber acquisition costs and depreciation and amortization.

Financial Highlights

2017 Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $14.008 billion
•	Net income attributable to DISH DBS of $724 million
•	Loss of approximately 284,000 net Pay-TV subscribers
•	Loss of approximately 995,000 net DISH TV subscribers
•	Addition of approximately 711,000 net Sling TV subscribers
•	Pay-TV ARPU of $86.43
•	Gross new DISH TV subscriber activations of approximately 1.477 million
•	DISH TV churn rate of 1.78%
•	DISH TV SAC of $751

Consolidated Financial Condition as of December 31, 2017

•	Cash, cash equivalents and current marketable investment securities of $550 million
•	Total assets of $4.379 billion
•	Total long-term debt and capital lease obligations of $13.111 billion

Our subsidiaries operate one business segment.

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer Pay-TV services under the DISH brand, and the Sling brand.  We had 13.242 million Pay-TV subscribers in the United States as of December 31, 2017, including 11.030 million DISH TV subscribers and 2.212 million Sling TV subscribers.

Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH TV services from our competitors, we introduced the Hopper whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new DISH TV subscriber activations.

We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and smart phones.  We offer Sling International, Sling Latino and Sling domestic video programming services.  Our domestic Sling TV services have a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously.

As a result of the completion of the Share Exchange with EchoStar, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.

Share Exchange Agreement

On February 28, 2017, DISH Network and EchoStar and certain of their respective subsidiaries completed the Share Exchange pursuant to which EchoStar transferred to us the Transferred Businesses and in exchange, we transferred to EchoStar the Tracking Stock, that tracked the residential retail satellite broadband business of HNS.  In connection with the Share Exchange, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 16 to our Consolidated Financial Statements in this Annual Report on Form 10-K on our Related Party Transactions with EchoStar for further information.

As the Share Exchange was a transaction between entities that are under common control accounting rules require that our Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock is recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.  The results of the Transferred Businesses were prepared from separate records maintained by EchoStar for the periods prior to March 1, 2017, and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Transferred Businesses had been operated on a combined basis with our subsidiaries.  Our consolidated financial statements include the results of the Transferred Businesses as described above for all periods presented, including periods prior to the completion of the Share Exchange.  See Note 2 to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Trends

Competition

Competition has intensified in recent years as the pay-TV industry has matured.  With respect to our DISH TV services, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  We incur significant costs to retain our existing DISH TV subscribers, mostly as a result of upgrading their equipment to HD and DVR receivers and by providing retention credits.  Our DISH TV subscriber retention costs may vary significantly from period to period.

Many of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers, including bundled offers combining broadband, video and/or wireless services and other promotional offers.  Certain competitors have been able to subsidize the price of video services with the price of broadband and/or wireless services.  In addition, our gross new DISH TV subscriber activations and net DISH TV subscriber additions continue to be negatively impacted by stricter customer acquisition and retention policies for our DISH TV subscribers, including an increased emphasis on acquiring and retaining higher quality subscribers.

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet.  Our Sling TV services face increased competition from content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunication companies, that are increasing their Internet-based video offerings.  Competition from video content distributed over the Internet includes services with live linear television programming, single programmer offerings and offerings of large libraries of on-demand content, including in many cases original content.  Furthermore, our DISH TV services face increased competition as programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  Significant changes in consumer behavior with regard to the means by which consumers obtain video entertainment and information in response to digital media competition could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.  In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose.  Online content providers may cause our subscribers to disconnect our DISH TV services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.

We implement new marketing promotions from time to time that are intended to increase our Pay-TV subscriber activations.  For our DISH TV services, we have launched various marketing promotions offering certain DISH TV programming packages without a price increase for a commitment period.  We also launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of nine themed add-on channel packs, which include, among others, local broadcast networks and kids and general entertainment programming.  Subscribers can also add or remove additional channel packs to best suit their entertainment needs.  During 2017, we launched “Tuned In To You” and the accompanying “Spokeslistener” campaign.  While we plan to implement these and other new marketing efforts for our DISH TV services, there can be no assurance that we will ultimately be successful in increasing our gross new DISH TV subscriber activations.  Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.  For our Sling TV services, we offer a personalized TV experience with a customized channel line-up and two of the lowest priced live-linear online streaming services in the industry, our Sling Orange service and our Sling Blue service.  During 2017, we launched our “A la carte TV” campaign.  While we plan to implement these and other new marketing efforts for our Sling TV services, there can be no assurance that we will ultimately be successful in increasing our net Sling TV subscriber activations.

Our DISH TV subscriber base has been declining due to, among other things, the factors described above.  There can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.  As our DISH TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

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

Increases in programming costs have caused us to increase the rates that we charge to our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Additionally, even if our subscribers do not disconnect our services, they may purchase through new and existing online content providers a certain portion of the services that they would have historically purchased from us, such as pay-per-view movies, resulting in less revenue to us.

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire.  In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

Operations and Customer Service

While competitive factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to us.  In the past, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by our operational inefficiencies.  For our DISH TV services, in order to combat signal theft and improve the security of our broadcast system, we use microchips embedded in credit card sized access cards, called “smart cards,” or security chips in our DBS receiver systems to control access to authorized programming content (“Security Access Devices”).  We expect that future replacements of these devices may be necessary to keep our system secure.  To combat other forms of fraud, among other things, we monitor our independent third-party distributors’ and independent third-party retailers’ adherence to our business rules.  Furthermore, for our Sling TV services, we encrypt programming content and use digital rights management software to, among other things, prevent unauthorized access to our programming content.

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

Changes in our Technology

We have been deploying DBS receivers for our DISH TV services that utilize 8PSK modulation technology with MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow improved broadcast efficiency, and therefore allow increased programming capacity.  Many of our customers today, however, do not have DBS receivers that use MPEG-4 compression technology.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our retention costs.  All new DBS receivers have MPEG-4 compression with 8PSK modulation technology.

In addition, from time to time, we change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives.  We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

Operational Liquidity

We make general investments in property such as satellites, set-top boxes, information technology and facilities that support our overall Pay-TV business.  Moreover, since we are a subscriber-based company, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers.  While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary.  Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment.  Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive, but there can be no assurances that over time we will recoup or earn a return on the upfront investment.

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our DISH TV churn rate and how successful we are at retaining our current Pay-TV subscribers.  To the extent we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our subscriber-related margins.  To the extent our “Subscriber-related expenses” grow faster than our “Subscriber-related revenue,” the amount of cash flow that is generated per existing subscriber is reduced.  Recently, our subscriber-related margins have been reduced by, among other things, a shift to lower priced Pay-TV programming packages and higher programming costs.  The third factor is the rate at which we acquire new subscribers.  The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers.  Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period.  Finally, our future cash flow is impacted by the rate at which we make general investments, incur litigation expense and any cash flow from financing activities.

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

During 2017, we repurchased $174 million of our 4 1/4% Senior Notes due 2018 in open market trades.  The remaining balance of $1.026 billion matures on April 1, 2018 and is included in “Current portion of long-term debt and capital lease obligations” on our Consolidated Balance Sheets as of December 31, 2017.  We expect to fund the remaining obligation from cash generated from operations,  existing cash and investment securities balances at that time and/or advances from our parent, DISH Network.  But, depending on market conditions, we may refinance the remaining obligation, in whole or in part.

Future Liquidity

Wireless

Since 2008, DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH Network Spectrum.  DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as DISH Network considers its options for the commercialization of its wireless spectrum, it will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  In March 2017, DISH Network notified the FCC that it plans to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  The first phase of the network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  DISH Network currently expects expenditures for its wireless projects to be between $500 million and $1.0 billion through 2020.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.

In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance, in whole or in part, DISH Network’s future efforts.  See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our dividends to DOC.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses.  Through its wholly-owned subsidiaries American II and American III, DISH Network has made over $10 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  On October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively.  DISH Network may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 Licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans or partnerships could vary significantly.

In connection with certain funding obligations related to the investments by American II and American III discussed above, in February 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which included such funding obligations, and to fund other DISH Network cash needs.  We may make additional cash distributions to finance, in whole or in part, loans that DISH Network may make to the Northstar Entities and the SNR Entities in the future related to DISH Network’s non-controlling investments in these entities.  There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions.

See “Item 1A. Risk Factors – Acquisition and Capital Structure Risks – We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

Covenants and Restrictions Related to our Senior Notes

The indentures related to our outstanding senior notes contain restrictive covenants that, among other things, impose limitations on our ability to:  (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets.  Should we fail to comply with these covenants, all or a portion of the debt under the senior notes could become immediately payable.  The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur.  As of the date of filing of this Annual Report on Form 10-K, we were in compliance with the covenants and restrictions related to our senior notes.

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), and has modified the standard thereafter.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing accounting principles generally accepted in the United States (“GAAP”) revenue recognition guidance.  ASU 2014-09 also includes ASC 340-40 which codifies the guidance on other assets and deferred costs relating to contracts with customers.  ASC 340-40 specifies the accounting treatment for costs an entity incurs to obtain and fulfill a contract to provide goods and services to customers.  ASU 2014-09 became effective for us on January 1, 2018 and we elected to adopt the standard using the modified retrospective method.  The impacts of the standard to us will include, among other things, the following:

•

We will recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, will meet the requirements to be capitalized, and expenses incurred under these programs will therefore be capitalized and amortized over the estimated subscriber life, whereas our current policy is to expense these costs as incurred.

•

We will change the timing of revenue recognition for certain nonrefundable upfront fees received from our residential video subscribers as these fees will be accounted for as implied performance obligations in the form of a material right to the customer related to the customer’s option to renew without having to pay an additional fee upon renewal.

•

Certain contracts related to our commercial, advertising, and equipment sales have one-time payments and deliverables that are significant to those contracts and for which the timing of revenue recognition will change.  Note that while the one-time payments are significant to the contracts themselves, these contracts are not significant to our overall results of operations.

We have concluded that for our residential video customers under a contract, the contract term under ASU 2014-09 is one month.  Accordingly, while there will be changes in the way certain upfront fees and other items are recognized as discussed above, we do not believe at this time there will be a material change to our revenue recognition model for our residential video customers.  Under the modified retrospective method we will recognize an asset for capitalized commission costs only for customers for which their initial contract was considered open as of January 1, 2018.  We are currently in the process of applying the new guidance to all open contracts as of January 1, 2018 with existing customers and will recognize in beginning retained earnings an adjustment for the cumulative effect of the change, which we believe will be immaterial.  We will provide additional disclosures for periods ending in 2018 comparing the results under previous guidance to those under the new standard.

Recognition and Measurement of Financial Assets and Financial Liabilities.  On January 5, 2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”),  which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We expect that the adoption of ASU 2016-01 will have an immaterial impact on our Consolidated Financial Statements and related disclosures.

Statement of Cash Flows - Update.  On August 26, 2016, the FASB issued 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  This update consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments.  If practicable, this update should be applied using a retrospective transition method to each period presented.  For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable.  This update will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We expect that the adoption of ASU 2016-15 will have an immaterial impact on our Consolidated Financial Statements and related disclosures.

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

Leases.  On February 25, 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”), which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our Consolidated Financial Statements and related disclosures.

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

While we continue to focus on the financial performance of our Pay-TV segment as a whole, beginning in the fourth quarter 2017, we are electing to separately disclose Sling TV and DISH TV subscribers.  We report Sling TV subscribers acquired net of disconnects.  In addition, we are now reporting gross new subscriber additions, SAC, and the churn rate for our DISH TV subscribers on a stand-alone basis.  All prior period subscriber information and key metrics have been conformed to the current period presentation. The following table details our recast metrics by quarter for the year ended December 31, 2017.

	For the Three Months Ended				For the Year Ended
Quarterly Recast Metrics - 2017	March 31	June 30	September 30	December 31	December 31
Sling TV subscriber additions (losses), net (in millions)	0.195	0.120	0.236	0.160	0.711

DISH TV subscriber additions (losses), net (in millions)*	(0.338)	(0.316)	(0.220)	(0.121)	(0.995)
DISH TV subscriber additions, gross (in millions)	0.352	0.324	0.402	0.399	1.477
DISH TV churn rate	1.92%	1.83%	1.82%	1.56%	1.78%
DISH TV SAC	$764	$806	$750	$693	$751

*    During the third quarter 2017, as a result of Hurricane Maria, we removed approximately 145,000 subscribers representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count.  The effect of the removal of these 145,000 subscribers as of September 30, 2017 was excluded from the calculation of our net DISH TV subscriber additions/losses and DISH TV churn rate for the year ended December 31, 2017.  See “Results of Operations – Pay-TV subscribers” for further information.

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

DISH TV SAC.  Subscriber acquisition cost measures are commonly used by those evaluating traditional companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new DISH TV subscriber activation,” or DISH TV SAC, and we believe presentations of pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our DISH TV SAC is calculated as “Subscriber acquisition costs,” excluding “Subscriber acquisition costs” associated with Sling TV services, plus the value of equipment capitalized under our lease program for new DISH TV subscribers, divided by gross new DISH TV subscriber activations.  We include all the costs of acquiring DISH TV subscribers (e.g., subsidized and capitalized equipment) as we believe it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new DISH TV subscribers in our calculation, including DISH TV subscribers added with little or no subscriber acquisition costs.

General and administrative expenses.  “General and administrative expenses” consists primarily of employee-related costs associated with administrative services such as legal, information systems, and accounting and finance.  It also includes outside professional fees (e.g., legal, information systems and accounting services) and other items associated with facilities and administration.

Litigation expense.    “Litigation expense” primarily consists of certain significant legal settlements, judgments and/or accruals.

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

DISH TV subscribers.  We include customers obtained through direct sales, independent third-party retailers and other independent third-party distribution relationships in our DISH TV subscriber count.  We also provide DISH TV services to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our Flex Pack programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH TV subscriber count.

Sling TV subscribers.  We include customers obtained through direct sales and third-party marketing agreements in our Sling TV subscriber count.  Sling TV subscribers are recorded net of disconnects.  Sling TV customers receiving service for no charge, under certain new subscriber promotions, are excluded from our Sling TV subscriber count.  For customers who subscribe to multiple Sling TV packages, including, among others, Sling TV Blue, Sling TV Orange and Sling Latino, each customer is only counted as one Sling TV subscriber.

Pay-TV subscribers.  Our Pay-TV subscriber count includes all DISH TV and Sling TV subscribers discussed above.  For customers who subscribe to both our DISH TV services and our Sling TV services, each subscription is counted as a separate Pay-TV subscriber.

Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”).  We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses.  We calculate Pay-TV average monthly revenue per Pay-TV subscriber, or Pay-TV ARPU, by dividing average monthly “Subscriber-related revenue” for the period by our average number of Pay-TV subscribers for the period.  The average number of Pay-TV subscribers is calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period.  The average number of Pay-TV subscribers for each month are calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, as Sling TV subscribers increase, it has had a negative impact on Pay-TV ARPU.

DISH TV average monthly subscriber churn rate (“DISH TV churn rate”).  We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses.  We calculate DISH TV churn rate for any period by dividing the number of DISH TV subscribers who terminated service during the period by the average number of DISH TV subscribers for the same period, and further dividing by the number of months in the period.  The average number of DISH TV subscribers is calculated for the period by adding the average number of DISH TV subscribers for each month and dividing by the number of months in the period.  The average number of DISH TV subscribers for each month is calculated by adding the beginning and ending DISH TV subscribers for the month and dividing by two.

RESULTS OF OPERATIONS

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2017	2016	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$13,877,196	$14,578,414	$(701,218)	(4.8)
Equipment sales and other revenue	130,315	177,525	(47,210)	(26.6)
Total revenue	14,007,511	14,755,939	(748,428)	(5.1)

Costs and Expenses:
Subscriber-related expenses	8,692,676	8,639,893	52,783	0.6
% of Subscriber-related revenue	62.6%	59.3%
Satellite and transmission expenses	717,231	725,307	(8,076)	(1.1)
% of Subscriber-related revenue	5.2%	5.0%
Cost of sales - equipment and other	95,116	135,321	(40,205)	(29.7)
Subscriber acquisition costs	1,185,211	1,386,779	(201,568)	(14.5)
General and administrative expenses	669,934	705,935	(36,001)	(5.1)
% of Total revenue	4.8%	4.8%
Litigation expense	295,695	21,148	274,547	*
Depreciation and amortization	741,772	832,435	(90,663)	(10.9)
Total costs and expenses	12,397,635	12,446,818	(49,183)	(0.4)

Operating income (loss)	1,609,876	2,309,121	(699,245)	(30.3)

Other Income (Expense):
Interest income	9,855	6,537	3,318	50.8
Interest expense, net of amounts capitalized	(865,181)	(825,765)	(39,416)	(4.8)
Other, net	88,511	32,805	55,706	*
Total other income (expense)	(766,815)	(786,423)	19,608	2.5

Income (loss) before income taxes	843,061	1,522,698	(679,637)	(44.6)
Income tax (provision) benefit, net	(117,616)	(557,586)	439,970	78.9
Effective tax rate	14.0%	36.6%
Net income (loss)	725,445	965,112	(239,667)	(24.8)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	1,919	498	1,421	*
Net income (loss) attributable to DISH DBS	$723,526	$964,614	$(241,088)	(25.0)

Other Data:
Pay-TV subscribers, as of period end (in millions)**	13.242	13.671	(0.429)	(3.1)
DISH TV subscribers, as of period end (in millions)**	11.030	12.170	(1.140)	(9.4)
Sling TV subscribers, as of period end (in millions)	2.212	1.501	0.711	47.4
Pay-TV subscriber additions (losses), net (in millions)**	(0.284)	(0.392)	0.108	27.6
DISH TV subscriber additions (losses), net (in millions)**	(0.995)	(1.270)	0.275	21.7
Sling TV subscriber additions (losses), net (in millions)	0.711	0.878	(0.167)	(19.0)
Pay-TV ARPU	$86.43	$88.66	$(2.23)	(2.5)
DISH TV subscriber additions, gross (in millions)	1.477	1.736	(0.259)	(14.9)
DISH TV churn rate	1.78%	1.97%	(0.19)%	(9.6)
DISH TV SAC	$751	$832	$(81)	(9.7)
EBITDA	$2,438,240	$3,173,863	$(735,623)	(23.2)

*    Percentage is not meaningful.

**  During the third quarter 2017, as a result of Hurricane Maria, we removed approximately 145,000 subscribers representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count.  The effect of the removal of these 145,000 subscribers as of September 30, 2017 was excluded from the calculation of our net DISH TV subscriber additions/losses and DISH TV churn rate for the year ended December 31, 2017.  See “Results of Operations – Pay-TV subscribers” for further information.

Pay-TV subscribers.  We lost approximately 284,000 net Pay-TV subscribers during the year ended December 31, 2017 compared to the loss of approximately 392,000 net Pay-TV subscribers during the same period in 2016.  The decrease in net Pay-TV subscriber losses during the year ended December 31, 2017 resulted from fewer net DISH TV subscriber losses, partially offset by fewer net Sling TV subscriber additions.  We lost approximately 995,000 net DISH TV subscribers during the year ended December 31, 2017 compared to the loss of approximately 1.270 million net DISH TV subscribers during the same period in 2016.  This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.  We added approximately 711,000 net Sling TV subscribers during the year ended December 31, 2017 compared to the addition of approximately 878,000 net Sling TV subscribers during the same period in 2016.  This decrease in net Sling TV subscriber additions is primarily related to a higher number of customer disconnects on a larger Sling TV subscriber base and from increased competition, including competition from other OTT service providers.

Our DISH TV churn rate for the year ended December 31, 2017 was 1.78% compared to 1.97% for the same period in 2016.  This decrease primarily resulted from our increased emphasis on acquiring and retaining higher quality subscribers.  See below for discussion regarding the impacts of Hurricane Maria on Puerto Rico and the U.S. Virgin Islands during September 2017.  While our DISH TV churn rate improved during the year ended December 31, 2017, it continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the year ended December 31, 2017, we activated approximately 1.477 million gross new DISH TV subscribers compared to approximately 1.736 million gross new DISH TV subscribers during the same period in 2016, a decrease of 14.9%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH TV subscribers, including an increased emphasis on acquiring higher quality subscribers.

During September 2017, Hurricane Maria caused extraordinary damage in Puerto Rico and the U.S. Virgin Islands, resulting in a widespread loss of power and infrastructure.  Given the devastation and loss of power, substantially all customers in those areas were unable to receive our service as of September 30, 2017.  In an effort to ensure customers would not be charged for services they were unable to receive, we proactively paused service for those customers.  Accordingly, we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count as of September 30, 2017.  The effect of the removal of these 145,000 subscribers as of September 30, 2017 was excluded from the calculation of our net DISH TV subscriber additions/losses and DISH TV churn rate for the year ended December 31, 2017.  During the fourth quarter 2017, 75,000 of these customers reactivated.  We incurred certain costs in connection with the re-activation of these returning subscribers, and accordingly, these returning customers were recorded as gross new DISH TV subscriber activations for the year ended December 31, 2017 with the corresponding costs recorded in “Subscriber acquisition costs” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and/or in “Purchases of property and equipment” on our Consolidated Statements of Cash Flows.  We cannot predict when the remaining subscribers in Puerto Rico and the U.S. Virgin Islands discussed above will be able to receive service, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return.  Although we continue to assess the potential impact of Hurricane Maria on our subscriber base, the impact of the hurricane did not have a material effect on our overall financial position or results of operations.

In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV subscriber churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV subscriber churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain independent third-party retailers and installers to provide high-quality service.  Most of these factors have affected both gross new DISH TV subscriber activations as well as DISH TV subscriber churn rate.  Our future gross new DISH TV subscriber activations and our DISH TV subscriber churn rate may be negatively impacted by these factors, which could in turn adversely affect our revenue.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $13.877 billion for the year ended December 31, 2017, a decrease of $701 million or 4.8% compared to the same period in 2016.  The decrease in “Subscriber-related revenue” from the same period in 2016 was primarily related to the decrease in Pay-TV ARPU discussed below and a lower average Pay-TV subscriber base.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $86.43 during the year ended December 31, 2017 versus $88.66 during the same period in 2016.  The $2.23 or 2.5% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base and a shift in DISH TV programming package mix to lower priced programming packages.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH TV programming package price increases in February 2017 and 2016 and an increase in Sling TV subscribers with higher priced Sling TV programming packages.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $8.693 billion during the year ended December 31, 2017, an increase of $53 million or 0.6% compared to the same period in 2016.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs per subscriber, partially offset by a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” represented 62.6% and 59.3% of “Subscriber-related revenue” during the years ended December 31, 2017 and 2016, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs, discussed above.

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of Pay-TV subscribers to whom we provide the respective content.  Our “Subscriber-related expenses” have and will continue to face further upward pressure from price increases and the renewal of long-term programming contracts on less favorable pricing terms.  In addition, our programming expenses will increase to the extent we are successful in growing our Pay-TV subscriber base.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.185 billion for the year ended December 31, 2017, a decrease of $202 million or 14.5% compared to the same period in 2016.  This change was primarily attributable to fewer gross new DISH TV subscriber activations and a decrease in DISH TV SAC, discussed below.

DISH TV SAC.  DISH TV SAC was $751 during the year ended December 31, 2017 compared to $832 during the same period in 2016, a decrease of $81 or 9.7%.  This change was primarily attributable to a decrease in hardware costs per activation, a decrease in advertising costs per activation and the reactivation of subscribers in Puerto Rico and the U.S. Virgin Islands in fourth quarter 2017.  The expenses we incurred for the reactivation of subscribers in Puerto Rico and the U.S. Virgin Islands were lower on a per subscriber basis than those incurred for the remaining gross new DISH TV activations during the year ended December 31, 2017.  The decrease in hardware costs per activation was primarily due to a reduction in manufacturing costs related to certain receiver systems and a higher percentage of remanufactured receivers being activated on new DISH TV subscriber accounts.

During the years ended December 31, 2017 and 2016, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $137 million and $243 million, respectively.  This decrease in capital expenditures under our lease program for new DISH TV subscribers resulted primarily from fewer gross new DISH TV subscriber activations and a decrease in hardware costs per activation, discussed above.

To remain competitive, we upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial.  To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the DISH TV SAC reduction associated with redeployment of that returned lease equipment.

Our “Subscriber acquisition costs” and “DISH TV SAC” may materially increase in the future to the extent that we, among other things, transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.

Litigation expense.    “Litigation expense” related to certain significant legal settlements, judgments and/or accruals totaled $296 million during the year ended December 31, 2017, an increase of $275 million compared to the same period in 2016.  See Note 11 in the Notes to the Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $742 million during the year ended December 31, 2017, a $91 million or 10.9% decrease compared to the same period in 2016.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $865 million during the year ended December 31, 2017, an increase of $39 million or 4.8% compared to the same period in 2016.  This increase was primarily related to interest expense associated with the issuance of our 7 3/4% Senior Notes due 2026 in June 2016, partially offset by a reduction in interest expense from debt redemptions during 2016 and 2017.

Other, net.  “Other, net” income was $89 million during the year ended December 31, 2017 compared to $33 million for the same period in 2016.  This change resulted from an increase in net unrealized gains on our marketable investment securities accounted for as trading securities.  See Note 4 in the Notes to our Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.    EBITDA was $2.438 billion during the year ended December 31, 2017, a decrease of $736 million or 23.2% compared to the same period in 2016.  EBITDA for the year ended December 31, 2017 was negatively impacted by “Litigation expense” of $296 million.  EBITDA for the years ended December 31, 2017 and 2016 was positively impacted by “Other, net” income of $89 million and $33 million, respectively.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended December 31,
	2017	2016
	(In thousands)
EBITDA	$2,438,240	$3,173,863
Interest, net	(855,326)	(819,228)
Income tax (provision) benefit, net	(117,616)	(557,586)
Depreciation and amortization	(741,772)	(832,435)
Net income (loss) attributable to DISH DBS	$723,526	$964,614

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

Income tax (provision) benefit, net.  Our income tax provision was $118 million during the year ended December 31, 2017,  a decrease of $440 million compared to the same period in 2016.  The change in the provision was primarily related to the decrease in “Income (loss) before income taxes” and in our effective tax rate.  On December 22, 2017, the Tax Reform Act was enacted, which, among other things, lowered the federal statutory corporate tax rate effective for us in future periods from 35% to 21%.  Consequently, we remeasured our deferred tax assets and liabilities as of December 31, 2017 which positively impacted our “Income tax (provision) benefit, net” by approximately $291 million, and our effective tax rate by 34.5%.    In addition, our effective tax rate was negatively impacted by 11.5% related to $255 million of “Litigation expense” that was related to the FTC Action during the year ended December 31, 2017, as any eventual payments of this expense may not be deductible for income tax purposes.  The tax deductibility of any eventual payments may change based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.  See Note 11 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2016	2015	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$14,578,414	$14,524,510	$53,904	0.4
Equipment sales and other revenue	177,525	271,518	(93,993)	(34.6)
Total revenue	14,755,939	14,796,028	(40,089)	(0.3)

Cost and Expenses:
Subscriber-related expenses	8,639,893	8,550,226	89,667	1.0
% of Subscriber-related revenue	59.3%	58.9%
Satellite and transmission expenses	725,307	733,494	(8,187)	(1.1)
% of Subscriber-related revenue	5.0%	5.1%
Cost of sales - equipment and other	135,321	185,354	(50,033)	(27.0)
Subscriber acquisition costs	1,386,779	1,557,159	(170,380)	(10.9)
General and administrative expenses	705,935	729,245	(23,310)	(3.2)
% of Total revenue	4.8%	4.9%
Litigation expense	21,148	20,900	248	1.2
Depreciation and amortization	832,435	870,996	(38,561)	(4.4)
Total costs and expenses	12,446,818	12,647,374	(200,556)	(1.6)

Operating income (loss)	2,309,121	2,148,654	160,467	7.5

Other Income (Expense):
Interest income	6,537	5,609	928	16.5
Interest expense, net of amounts capitalized	(825,765)	(862,302)	36,537	4.2
Other, net	32,805	17,816	14,989	84.1
Total other income (expense)	(786,423)	(838,877)	52,454	6.3

Income (loss) before income taxes	1,522,698	1,309,777	212,921	16.3
Income tax (provision) benefit, net	(557,586)	(474,134)	(83,452)	(17.6)
Effective tax rate	36.6%	36.2%
Net income (loss)	965,112	835,643	129,469	15.5
Less: Net income (loss) attributable to noncontrolling interests, net of tax	498	226	272	*
Net income (loss) attributable to DISH DBS	$964,614	$835,417	$129,197	15.5

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.671 **	13.897	(0.226)	(1.6)
DISH TV subscribers, as of period end (in millions)	12.170	13.274	(1.104)	(8.3)
Sling TV subscribers, as of period end (in millions)	1.501	0.623	0.878	*
Pay-TV subscriber additions (losses), net (in millions)	(0.392)	(0.081)	(0.311)	*
DISH TV subscriber additions (losses), net (in millions)	(1.270)	(0.607)	(0.663)	*
Sling TV subscriber additions (losses), net (in millions)	0.878	0.526	0.352	66.9
Pay-TV ARPU	$88.66	$86.79	$1.87	2.2
DISH TV subscriber additions, gross (in millions)	1.736	2.247	(0.511)	(22.7)
DISH TV churn rate	1.97%	1.75%	0.22%	12.6
DISH TV SAC	$832	$822	$10	1.2
EBITDA	$3,173,863	$3,037,240	$136,623	4.5

   * Percentage is not meaningful.

** Our ending Pay-TV subscriber count increased by approximately 166,000 subscribers during the third quarter 2016 as a result of the change in our calculation for our commercial accounts.

Pay-TV subscribers.  We lost approximately 392,000 net Pay-TV subscribers during the year ended December 31, 2016 compared to the loss of approximately 81,000 net Pay-TV subscribers during the same period in 2015.  The increase in net Pay-TV subscriber losses during the year ended December 31, 2016 resulted from higher net DISH TV subscriber losses, partially offset by higher net Sling TV subscriber additions.  We lost approximately 1.270 million net DISH TV subscribers during the year ended December 31, 2016 compared to the loss of approximately 607,000 net DISH TV subscribers during the same period in 2015.  This increase primarily resulted from a higher DISH TV churn rate and lower gross new DISH TV subscriber activations.  We added approximately 878,000 net Sling TV subscribers during the year ended December 31, 2016 compared to the addition of approximately 526,000 net Sling TV subscribers during the same period in 2015.  This increase in net Sling TV subscriber additions primarily resulted from the launch of our Sling Blue service in 2016.

Our DISH TV churn rate for the year ended December 31, 2016 was 1.97% compared to 1.75% for the same period in 2015.  Our DISH TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.  As part of our increased emphasis on retaining higher quality subscribers, we have been more selective in issuing retention credits, which has had a negative impact on our DISH TV churn rate.

During the year ended December 31, 2016, we activated approximately 1.736 million gross new DISH TV subscribers compared to approximately 2.247 million gross new DISH TV subscribers during the same period in 2015, a decrease of 22.7%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by stricter customer acquisition policies for our DISH TV subscribers, including an increased emphasis on acquiring higher quality subscribers, as well as increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, our ending Pay-TV subscriber count increased by approximately 166,000 subscribers during the third quarter 2016 as a result of the change in our calculation for our commercial accounts.  This had no impact on our gross new DISH TV subscriber activations or net Pay-TV subscriber losses for the year ended December 31, 2016.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $14.578 billion for the year ended December 31, 2016, an increase of $54 million or 0.4% compared to the same period in 2015.  The change in “Subscriber-related revenue” from the same period in 2015 was primarily related to the increase in Pay‑TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU.  Pay-TV ARPU was $88.66 during the year ended December 31, 2016 versus $86.79 during the same period in 2015.  The $1.87 or 2.2% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in February 2016 and 2015.  These price increases were partially offset by a shift in DISH TV programming package mix and an increase in Sling TV subscribers.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling -TV subscribers during 2016 had a negative impact on Pay-TV ARPU.  We expect this trend to continue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $8.640 billion during the year ended December 31, 2016, an increase of $90 million or 1.0% compared to the same period in 2015.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs per subscriber, partially offset by a lower average Pay-TV subscriber base.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” represented 59.3% and 58.9% of “Subscriber-related revenue” during the years ended December 31, 2016 and 2015, respectively.  The increase in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.387 billion for the year ended December 31, 2016, a decrease of $170 million or 10.9% compared to the same period in 2015.  This change was primarily attributable to fewer gross new DISH TV subscriber activations.

DISH TV SAC.  DISH TV SAC was $832 during the year ended December 31, 2016 compared to $822 during the same period in 2015, an increase of $10 or 1.2%.  This change was primarily attributable to an increase in advertising costs per activation, partially offset by a decrease in hardware costs per activation.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH TV subscriber accounts and a reduction in manufacturing costs related to certain receiver systems.  This decrease in hardware costs was partially offset by an increase in the percentage of new DISH TV subscriber activations with Hopper 3 receiver systems, which have a higher cost per unit than the prior generation Hopper receiver systems.

During the years ended December 31, 2016 and 2015, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $243 million and $371 million, respectively.  This decrease in capital expenditures under our lease program for new DISH TV subscribers resulted primarily from fewer gross new DISH TV subscriber activations and a decrease in hardware costs per activation, discussed above.

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

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $3.174 billion during the year ended December 31, 2016, an increase of $137 million or 4.5% compared to the same period in 2015.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended December 31,
	2016	2015
	(In thousands)
EBITDA	$3,173,863	$3,037,240
Interest, net	(819,228)	(856,693)
Income tax (provision) benefit, net	(557,586)	(474,134)
Depreciation and amortization	(832,435)	(870,996)
Net income (loss) attributable to DISH DBS	$964,614	$835,417

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

Income tax (provision) benefit, net.    Our income tax provision was $558 million during the year ended December 31, 2016, an increase of $83 million compared to the same period in 2015.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.”

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2017, our cash, cash equivalents and current marketable investment securities had a fair value of $550 million.  Of that amount, a total of $457 million was invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations, expand our business and pay dividends from time to time.  Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our December 31, 2017 current non-strategic investment portfolio of $457 million, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2017 of 1.3%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2017 would result in a decrease of approximately $1 million in annual interest income.

Marketable Investment Securities - Trading

As of December 31, 2017, we held debt and equity investments in private and public companies with a fair value of $93 million, which have experienced and continue to experience volatility.  As of December 31, 2017, our trading investment portfolio consisted of securities of a small number of issuers, and as a result the value of that portfolio depends, among other things, on the performance of those issuers.  The fair value of certain of the debt and equity securities in our investment portfolio can be adversely impacted by, among other things, the issuers’ respective performance and ability to obtain any necessary additional financing on acceptable terms, or at all.

The fair value of our debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our trading marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public debt and equity investments would result in a decrease of approximately $9 million in the fair value of these investments.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2017, we had $72 million of restricted cash and marketable investment securities invested in:    (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to commercial paper.  Based on our December 31, 2017 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2017, we had long-term debt of $13.037 billion, excluding capital lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $13.309 billion using quoted market prices.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $298 million.  To the extent interest rates increase, our future costs of financing would increase at the time of any future financings.  As of December 31, 2017, all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives.  Such amounts, however, are typically insignificant.  As of December 31, 2017, we did not hold any derivative financial instruments.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included in this Annual Report on Form 10-K beginning on page F-1.

Our selected quarterly financial data for each of the quarterly periods ended March 31, June 30, September 30 and December 31 for 2017 and 2016 is included in Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Item 9B.OTHER INFORMATION

None

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2017.  KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2017.

Our Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in our best interests.

Fees Paid to KPMG LLP for 2017 and 2016

The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the audit of DISH Network’s and our annual financial statements for the years ended December 31, 2017 and 2016, and fees billed for other services rendered by KPMG LLP to DISH Network and us during those periods.  We have reported the fees billed for services rendered to both DISH Network and us because the services are not rendered or billed specifically for us but for the DISH Network consolidated group as a whole.

	For the Years Ended December 31,
	2017	2016
Audit Fees (1)	$3,541,769	$3,000,136
Audit-Related Fees (2)	—	68,825
Total Audit and Audit-Related Fees	3,541,769	3,068,961
Tax Compliance Fees	128,305	44,049
Tax Consultation Fees	32,000	122,738
All Other Fees	—	—
Total Fees	$3,702,074	$3,235,748

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

The request may be made with respect to either specific services or a type of service for predictable or recurring services.  100% of the fees paid to KPMG LLP for services rendered in 2017 and 2016 were pre-approved by the Audit Committee of DISH Network.

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

4.5*

Indenture, relating to the 6 3/4% Senior Notes due 2021, dated as of May 5, 2011, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 5, 2011, Commission File No. 0-26176).

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

4.10☐	Supplemental Indenture relating to the 7 7/8% Senior Notes due 2019.

4.11☐	Supplemental Indenture relating to the 5 1/8% Senior Notes due 2020.

4.12☐	Supplemental Indenture relating to the 6 3/4% Senior Notes due 2021.

4.13☐	Supplemental Indenture relating to the 5 7/8% Senior Notes due 2022.

4.14☐	Supplemental Indenture relating to the 5% Senior Notes due 2023.

4.15☐	Supplemental Indenture relating to the 5 7/8% Senior Notes due 2024.

4.16☐	Supplemental Indenture relating to the 7 3/4% Senior Notes due 2026.

10.1*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.2*

Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).***

10.3*

Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).***

10.4*

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

10.7*

Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176).***

10.8*

Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).***

10.9*

Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).***

10.10*

Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).***

10.11*

Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).***

10.12*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.13*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.14*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.15*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.16*	Nonemployee Director Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.17*

Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 2.1 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.18*

Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.2 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.19*

Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.20*

Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition L.L.C., Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.21*

Form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to the Amendment No. 2 to Form 10 of EchoStar Corporation filed December 26, 2007, Commission File No. 001-33807).

10.22*

Description of the 2008 Long-Term Incentive Plan dated December 22, 2008 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2008, Commission File No. 0-26176).**

10.23*

DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed September 19, 2014, Commission File No. 0-26176).**

10.24*

Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference to Appendix B to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 0-26176).**

10.25*

Amended and Restated DISH Network Corporation 1999 Stock Incentive Plan (incorporated by reference to Appendix C to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 0-26176).**

10.26*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.27*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.31 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.28*

Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).***

10.29*

Allocation Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).

10.30*

Amendment to Form of Satellite Capacity Agreement (Form A) between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.34 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.31*

Amendment to Form of Satellite Capacity Agreement (Form B) between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.35 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.32*

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

10.34*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807).***

10.35*

QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.36*

Receiver Agreement dated January 1, 2012 between Echosphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176) ***

10.37*

Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176) ***

10.38*

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

10.39*

Description of the 2013 Long-Term Incentive Plan dated November 30, 2012 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 6, 2012, Commission File No. 0-26176).**

10.40*

Amendment to EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. dated December 21, 2012 (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2012, Commission File No. 0-26176).***

10.41*

First Amendment to Broadcast Agreement dated November 4, 2016, between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.68 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2016, Commission File No. 0-26176).

10.42*

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

101 ☐

The following materials from the Annual Report on Form 10-K of DISH DBS Corporation for the year ended December 31, 2017, filed on March 29, 2018, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholder’s Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

☐	Filed herewith.
*	Incorporated by reference.
**	Constitutes a management contract or compensatory plan or arrangement.
***	Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

Item 16.   FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISH DBS CORPORATION

By:	/s/ Steven E. Swain
Steven E. Swain
Senior Vice President and Chief Financial Officer

Date:  March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Erik Carlson	President and Chief Executive Officer	March 29, 2018
W. Erik Carlson	(Principal Executive Officer)

/s/ Steven E. Swain	Senior Vice President and Chief Financial Officer	March 29, 2018
Steven E. Swain	(Principal Financial Officer)

/s/ Paul W. Orban	Senior Vice President and Chief Accounting Officer	March 29, 2018
Paul W. Orban	(Principal Accounting Officer)

/s/ Charles W. Ergen	Chairman	March 29, 2018
Charles W. Ergen

/s/ James DeFranco	Director	March 29, 2018
James DeFranco

/s/ Timothy A. Messner	Director	March 29, 2018
Timothy A. Messner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors

DISH DBS Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DISH DBS Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Transaction Between Entities Under Common Control

As discussed in Note 2 to the consolidated financial statements, the 2016 and 2015 consolidated financial statements have been retrospectively revised for the effects of consolidating entities acquired under common control.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado

March 29, 2018

DISH DBS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2017	2016

Assets
Current Assets:
Cash and cash equivalents	$364,673	$777,578
Marketable investment securities	185,513	3,833
Trade accounts receivable, net of allowance for doubtful accounts of $15,056 and $17,440, respectively	628,278	740,856
Inventory	320,899	422,323
Other current assets	189,480	112,745
Total current assets	1,688,843	2,057,335

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	72,407	82,360
Property and equipment, net	1,632,161	1,890,368
FCC authorizations	636,275	635,794
Other investment securities	113,460	33,248
Other noncurrent assets, net	236,041	243,112
Total noncurrent assets	2,690,344	2,884,882
Total assets	$4,379,187	$4,942,217

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$361,759	$504,562
Deferred revenue and other	693,595	751,397
Accrued programming	1,571,273	1,542,036
Accrued interest	236,509	265,224
Other accrued expenses (Note 11)	759,639	459,239
Current portion of long-term debt and capital lease obligations	1,064,474	938,832
Total current liabilities	4,687,249	4,461,290

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	12,046,173	13,274,536
Deferred tax liabilities	485,099	776,903
Long-term deferred revenue and other long-term liabilities	207,329	221,638
Total long-term obligations, net of current portion	12,738,601	14,273,077
Total liabilities	17,425,850	18,734,367

Commitments and Contingencies (Note 11)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,116,848	1,097,606
Accumulated other comprehensive income (loss)	935	(116)
Accumulated earnings (deficit)	(14,168,047)	(14,891,573)
Total DISH DBS stockholder's equity (deficit)	(13,050,264)	(13,794,083)
Noncontrolling interests	3,601	1,933
Total stockholder’s equity (deficit)	(13,046,663)	(13,792,150)
Total liabilities and stockholder’s equity (deficit)	$4,379,187	$4,942,217

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Revenue:
Subscriber-related revenue	$13,877,196	$14,578,414	$14,524,510
Equipment sales and other revenue	130,315	177,525	271,518
Total revenue	14,007,511	14,755,939	14,796,028

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	8,692,676	8,639,893	8,550,226
Satellite and transmission expenses	717,231	725,307	733,494
Cost of sales - equipment and other	95,116	135,321	185,354
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	72,955	131,492	154,882
Other subscriber acquisition costs	563,952	666,482	849,999
Subscriber acquisition advertising	548,304	588,805	552,278
Total subscriber acquisition costs	1,185,211	1,386,779	1,557,159
General and administrative expenses	669,934	705,935	729,245
Litigation expense (Note 11)	295,695	21,148	20,900
Depreciation and amortization (Note 6)	741,772	832,435	870,996
Total costs and expenses	12,397,635	12,446,818	12,647,374

Operating income (loss)	1,609,876	2,309,121	2,148,654

Other Income (Expense):
Interest income	9,855	6,537	5,609
Interest expense, net of amounts capitalized	(865,181)	(825,765)	(862,302)
Other, net	88,511	32,805	17,816
Total other income (expense)	(766,815)	(786,423)	(838,877)

Income (loss) before income taxes	843,061	1,522,698	1,309,777
Income tax (provision) benefit, net	(117,616)	(557,586)	(474,134)
Net income (loss)	725,445	965,112	835,643
Less: Net income (loss) attributable to noncontrolling interests, net of tax	1,919	498	226
Net income (loss) attributable to DISH DBS	$723,526	$964,614	$835,417

Comprehensive Income (Loss):
Net income (loss)	$725,445	$965,112	$835,643
Other comprehensive income (loss):
Foreign currency translation adjustments	1,027	—	—
Unrealized holding gains (losses) on available-for-sale securities	(33)	(1,488)	(23,468)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	(18,357)	—
Deferred income tax (expense) benefit, net	57	7,690	7,124
Total other comprehensive income (loss), net of tax	1,051	(12,155)	(16,344)
Comprehensive income (loss)	726,496	952,957	819,299
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	1,919	498	226
Comprehensive income (loss) attributable to DISH DBS	$724,577	$952,459	$819,073

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interest	Total
Balance, December 31, 2014	$—	$1,107,884	$28,383	$(6,941,604)	$1,202	$(5,804,135)
Dividends to DISH Orbital Corporation (Note 16)	—	—	—	(8,250,000)	—	(8,250,000)
Non-cash, stock-based compensation	—	19,199	—	—	—	19,199
Income tax (expense) benefit related to stock awards and other	—	23,464	—	—	691	24,155
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(23,468)	—	—	(23,468)
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	7,124	—	—	7,124
Payments made to parent of transferred businesses	—	(31,600)	—	—	(10)	(31,610)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	226	226
Net income (loss) attributable to DISH DBS	—	—	—	835,417	—	835,417
Balance, December 31, 2015	$—	$1,118,947	$12,039	$(14,356,187)	$2,109	$(13,223,092)
Dividends to DISH Orbital Corporation (Note 16)	—	—	—	(1,500,000)	—	(1,500,000)
Non-cash, stock-based compensation	—	13,037	—	—	—	13,037
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(19,845)	—	—	(19,845)
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	7,690	—	—	7,690
Payments made to parent of transferred businesses	—	(34,372)	—	—	(74)	(34,446)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	498	498
Net income (loss) attributable to DISH DBS	—	—	—	964,614	—	964,614
Other	—	(6)	—	—	(600)	(606)
Balance, December 31, 2016	$—	$1,097,606	$(116)	$(14,891,573)	$1,933	$(13,792,150)
Non-cash, stock-based compensation	—	29,941	—	—	—	29,941
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(33)	—	—	(33)
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	57	—	—	57
Foreign currency translation	—	—	1,027	—	—	1,027
Payments made to parent of transferred businesses	—	(7,372)	—	—	274	(7,098)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	1,919	1,919
Net income (loss) attributable to DISH DBS	—	—	—	723,526	—	723,526
Other	—	(3,327)	—	—	(525)	(3,852)
Balance, December 31, 2017	$—	$1,116,848	$935	$(14,168,047)	$3,601	$(13,046,663)

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$725,445	$965,112	$835,643
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	741,772	832,435	870,996
Realized and unrealized losses (gains) on investments	(85,550)	(32,509)	(14,449)
Non-cash, stock-based compensation	29,941	13,037	19,199
Deferred tax expense (benefit)	(297,012)	(84,970)	(86,770)
Other, net	(3,431)	67,366	(11,967)
Changes in current assets and current liabilities:
Trade accounts receivable	114,962	104,869	59,994
Allowance for doubtful accounts	(2,384)	(4,329)	(3,645)
Inventory	37,028	(41,694)	95,385
Other current assets	(76,735)	12,323	16,824
Trade accounts payable	(142,803)	50,497	55,546
Deferred revenue and other	(57,802)	(94,584)	(22,565)
Accrued programming and other accrued expenses	303,901	46,815	159,522
Net cash flows from operating activities	1,287,332	1,834,368	1,973,713

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	(88,346)	136,014	1,250,791
Purchases of property and equipment	(419,445)	(544,413)	(619,911)
Purchases of strategic investments	(90,381)	—	—
Other, net	20,284	15,034	(12,679)
Net cash flows from investing activities	(577,888)	(393,365)	618,201

Cash Flows From Financing Activities:
Proceeds from issuance of senior notes	—	2,000,000	—
Dividend to DISH Orbital Corporation	—	(1,500,000)	(8,250,000)
Redemption and repurchases of senior notes	(1,074,139)	(1,500,000)	(650,001)
Payments made to parent of transferred businesses	(7,098)	(34,446)	(31,610)
Repayment of long-term debt and capital lease obligations	(39,118)	(41,449)	(34,527)
Debt issuance costs	—	(7,676)	—
Other, net	(1,994)	(606)	32,189
Net cash flows from financing activities	(1,122,349)	(1,084,177)	(8,933,949)

Net increase (decrease) in cash and cash equivalents	(412,905)	356,826	(6,342,035)
Cash and cash equivalents, beginning of period	777,578	420,752	6,762,787
Cash and cash equivalents, end of period	$364,673	$777,578	$420,752

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

1.Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.  Our subsidiaries operate one business segment.

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of December 31, 2017, we had 13.242 million Pay-TV subscribers in the United States,  including 11.030 million DISH TV subscribers and 2.212 million Sling TV subscribers.

As a result of the completion of the Share Exchange with EchoStar, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.  See Note 2 and Note 16 for further information.

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

As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock is recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.  The results of the Transferred Businesses were prepared from separate records maintained by EchoStar for the periods prior to March 1, 2017, and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Transferred Businesses had been operated on a combined basis with our subsidiaries.  The primary impacts to our financial statement presentation are as follows:

•	Our investments in the EchoStar Tracking Stock and HSSC Tracking Stock are no longer included on our Consolidated Balance Sheets.
•

The assets and liabilities of the Transferred Businesses are recorded on our Consolidated Balance Sheets, and the results of operations of the Transferred Businesses, including sales of set-top boxes to third parties, are recorded on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Our financial statements include the results of the Transferred Businesses as described above for all periods presented, including periods prior to the completion of the Share Exchange.  The table below includes supplemental pro forma information for revenue and net income (loss) attributable to DISH DBS on our Consolidated Statements of Operations and Comprehensive Income (Loss) as if the results of the Transferred Businesses were included for the years ended December 31, 2016 and December 31, 2015, respectively.

	DISH DBS (as previously reported)	Adjustments Relating to the Transferred Businesses	DISH DBS (as currently reported)
		(In thousands)
For the Year Ended December 31, 2016:
Total revenue	$14,637,043	$118,896	$14,755,939
Net income (loss) attributable to DISH DBS	$916,528	$48,086	$964,614

For the Year Ended December 31, 2015:
Total revenue	$14,638,249	$157,779	$14,796,028
Net income (loss) attributable to DISH DBS	$780,135	$55,282	$835,417

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

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents.  Cash equivalents as of December 31, 2017 and 2016 may consist of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale, except for investments which we account for as trading securities, discussed below.  We adjust the carrying amount of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit),” net of related deferred income tax on our Consolidated Balance Sheets.  Declines in the fair value of a marketable investment security which are determined to be “other-than-temporary” are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.  Our trading securities are also carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DBS Satellites.  We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2017.

Indefinite-Lived Intangible Assets and Goodwill

We do not amortize indefinite lived intangible assets and goodwill but test these assets for impairment annually during the fourth quarter or more often if indicators of impairment arise.  Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets.  Our intangible assets with indefinite lives primarily consist of FCC licenses.  Generally, we have determined that our DBS licenses have indefinite useful lives due to the following:

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

DBS FCC Licenses.  We combine all of our indefinite-lived DBS licenses that we currently utilize or plan to utilize in the future into a single unit of accounting.  For 2017, 2016 and 2015, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS FCC licenses exceeds its carrying amount.  In our assessment, we considered several qualitative factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS FCC licenses exceeds its carrying amount.  As such, no further analysis was required.

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

Long-Term Deferred Revenue and Other Long-Term Liabilities

Certain programmers provide us up-front payments.  Such amounts are deferred and recognized as reductions to “Subscriber-related expenses” on a straight-line basis over the relevant remaining contract term (generally up to ten years).  The current and long-term portions of these deferred credits are recorded on our Consolidated Balance Sheets in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities,” respectively.

Sales Taxes

We account for sales taxes imposed on our goods and services on a net basis on our Consolidated Statements of Operations and Comprehensive Income (Loss).  Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

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

As of December 31, 2017 and 2016, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) equals or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

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

Revenue from our Pay-TV services is recognized when programming is broadcast to subscribers.  Payments received from our Pay-TV subscribers in advance of the broadcast or service period are recorded as “Deferred revenue and other” on our Consolidated Balance Sheets until earned.  Revenue from equipment sales generally is recognized upon shipment to customers.

For certain of our promotions, subscribers are charged an upfront fee.  A portion of these fees may be deferred and recognized over the estimated subscriber life for new subscribers or the estimated remaining life for existing subscribers ranging from four to five years.  Revenue from advertising sales is recognized when the related services are performed.

Subscriber fees for DISH TV equipment rental fees and other hardware related fees, including fees for DVRs, fees for equipment and additional outlet fees, advertising services and fees earned from our in-home service operations are recognized as revenue as earned.  Generally, revenue from equipment sales, equipment upgrades and sales of streaming-capable devices for our Sling TV services are recognized upon shipment to customers.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Subscriber-Related Expenses

The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers.  Long-term flat rate programming contracts are charged to expense using the straight-line method over the term of the agreement.  The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament.  “Subscriber-related expenses” on the Consolidated Statements of Operations and Comprehensive Income (Loss) principally include programming expenses, costs for Pay-TV services incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to DBS receiver systems, subscriber retention and other variable subscriber expenses.  These costs are recognized as the services are performed or as incurred.

Cost of Sales – Equipment and Other

Costs include the cost of non-subsidized sales of DBS accessories and the cost of sales of digital receivers and related components to third-party pay-TV providers, both of which include freight and royalties.  Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

Subscriber Acquisition Costs

Subscriber acquisition costs on our Consolidated Statements of Operations and Comprehensive Income (Loss) consist of costs incurred to acquire new Pay-TV subscribers through independent third-party retailers, third-party marketing agreements and our direct sales distribution channel.  Subscriber acquisition costs include the following line items from our Consolidated Statements of Operations and Comprehensive Income (Loss):

•

“Cost of sales - subscriber promotion subsidies” includes the cost of our DBS receiver systems sold to independent third-party retailers and other distributors of our equipment and DBS receiver systems sold directly by us to DISH TV subscribers.

•

“Other subscriber acquisition costs” includes net costs related to promotional incentives and costs related to installation and other promotional subsidies for our DISH TV services as well as our direct sales efforts and commissions for our Sling TV services.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development costs totaled $33 million, $41 million and $46 million for the years ended December 31, 2017, 2016 and 2015, respectively.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Equipment Lease Programs

DISH TV subscribers have the choice of leasing or purchasing the satellite receiver and other equipment necessary to receive our DISH TV services.  Most of our new DISH TV subscribers choose to lease equipment and thus we retain title to such equipment.  Equipment leased to new and existing DISH TV subscribers is capitalized and depreciated over their estimated useful lives.

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), and has modified the standard thereafter.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance.  ASU 2014-09 also includes ASC 340-40 which codifies the guidance on other assets and deferred costs relating to contracts with customers.  ASC 340-40 specifies the accounting treatment for costs an entity incurs to obtain and fulfill a contract to provide goods and services to customers.  ASU 2014-09 became effective for us on January 1, 2018 and we elected to adopt the standard using the modified retrospective method.  The impacts of the standard to us will include, among other things, the following:

•

We will recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, will meet the requirements to be capitalized, and expenses incurred under these programs will therefore be capitalized and amortized over the estimated subscriber life, whereas our current policy is to expense these costs as incurred.

•

We will change the timing of revenue recognition for certain nonrefundable upfront fees received from our residential video subscribers as these fees will be accounted for as implied performance obligations in the form of a material right to the customer related to the customer’s option to renew without having to pay an additional fee upon renewal.

•

Certain contracts related to our commercial, advertising, and equipment sales have one-time payments and deliverables that are significant to those contracts and for which the timing of revenue recognition will change.  Note that while the one-time payments are significant to the contracts themselves, these contracts are not significant to our overall results of operations.

We have concluded that for our residential video customers under a contract, the contract term under ASU 2014-09 is one month.  Accordingly, while there will be changes in the way certain upfront fees and other items are recognized as discussed above, we do not believe at this time there will be a material change to our revenue recognition model for our residential video customers.  Under the modified retrospective method we will recognize an asset for capitalized commission costs only for customers for which their initial contract was considered open as of January 1, 2018.  We are currently in the process of applying the new guidance to all open contracts as of January 1, 2018 with existing customers and will recognize in beginning retained earnings an adjustment for the cumulative effect of the change, which we believe will be immaterial.  We will provide additional disclosures for periods ending in 2018 comparing the results under previous guidance to those under the new standard.

Recognition and Measurement of Financial Assets and Financial Liabilities.  On January 5, 2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”),  which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We expect that the adoption of ASU 2016-01 will have an immaterial impact on our Consolidated Financial Statements and related disclosures.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Statement of Cash Flows - Update.  On August 26, 2016, the FASB issued 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  This update consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments.  If practicable, this update should be applied using a retrospective transition method to each period presented.  For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable.  This update will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We expect that the adoption of ASU 2016-15 will have an immaterial impact on our Consolidated Financial Statements and related disclosures.

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

Leases.  On February 25, 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”), which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our Consolidated Financial Statements and related disclosures.

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

3.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash paid for interest	$878,772	$773,500	$852,679
Cash received for interest	9,855	2,936	5,609
Cash paid for income taxes	29,961	25,839	2,632
Cash paid for income taxes to DISH Network	408,265	551,693	558,220
Capitalized interest	481	—	—
Satellites and other assets financed under capital lease obligations	1,573	7,850	7,931

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of December 31,
	2017	2016
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Trading	$93,367	$—
Other	92,146	3,833
Total current marketable investment securities	185,513	3,833
Restricted marketable investment securities (1)	72,014	81,679
Total marketable investment securities	257,527	85,512

Restricted cash and cash equivalents (1)	393	681

Other investment securities:
Other investment securities - equity method	113,460	25,098
Other investment securities - cost method	—	8,150
Total other investment securities	113,460	33,248

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$371,380	$119,441

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

Current Marketable Investment Securities - Trading

We had an investment in non-marketable preferred shares of a non-public company, which was received for no cash consideration and was accounted for as a cost method investment and included in “Other investment securities” on our Consolidated Balance Sheets.  During the year ended December 31, 2017, our non-marketable preferred shares converted into common shares in conjunction with the issuer’s initial public offering, and accordingly we classified the new securities as “Marketable investment securities” on our Consolidated Balance Sheets.  We have elected to account for these common shares as trading securities with changes in fair value reported each period as unrealized gains or losses in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  As of December 31, 2017, the fair value of our investment was approximately $93 million, and we recognized a pre-tax unrealized gain of approximately $85 million for the change in the fair value of the investment during the year ended December 31, 2017, which was recorded in “Other, net” within “Other Income (Expense).”

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including, among others, commercial paper, corporate securities and United States treasury and/or agency securities.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Commercial paper consists mainly of unsecured short-term, promissory notes issued primarily by corporations with maturities ranging up to 365 days.  Corporate securities consist of debt instruments issued by corporations with various maturities normally less than 18 months.  United States Treasury and agency securities consist of debt instruments issued by the federal government and other government agencies.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2017 and 2016, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2017 and 2016, we had accumulated net unrealized losses of less than $1 million.  These amounts, net of related tax effect, were losses of less than $1 million.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of December 31,
	2017				2016
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$74,788	$22	$(141)	$(119)	$81,982	$13	$(132)	$(119)
Commercial paper	24,407	—	(2)	(2)	—	—	—	—
Corporate securities	63,809	—	(29)	(29)	3,530	3	—	3
Other	1,156	—	—	—	—	—	—	—
Total	$164,160	$22	$(172)	$(150)	$85,512	$16	$(132)	$(116)

As of December 31, 2017, restricted and non-restricted marketable investment securities included debt securities of $164 million with contractual maturities within one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of December 31, 2017, the unrealized losses related to our investments in debt securities primarily represented investments in United States treasury and agency securities~~, commercial paper, and corporate securities~~.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of December 31,
	2017		2016
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$109,853	$(53)	$51,796	$(131)
12 months or more	34,203	(119)	1,410	(1)
Total	$144,056	$(172)	$53,206	$(132)

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2017				2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$315,030	$140	$314,890	$—	$702,331	$4,126	$698,205	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$74,788	$74,788	$—	$—	$81,982	$81,982	$—	$—
Commercial paper	24,407	—	24,407	—	—	—	—	—
Corporate securities	63,809	—	63,809	—	3,530	—	3,530	—
Other	1,156	—	1,156	—	—	—	—	—

Equity Securities	93,367	93,367	—	—	—	—	—	—
Total	$257,527	$168,155	$89,372	$—	$85,512	$81,982	$3,530	$—

During the years ended December 31, 2017 and 2016, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other, net:	2017	2016	2015
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$1,803	$32,509	$14,449
Marketable investment securities - unrealized gains (losses) on trading securities	85,217	—	—
Costs related to early redemption of debt	(1,470)	—	—
Equity in earnings	2,163	2,508	4,372
Other	798	(2,212)	(1,005)
Total	$88,511	$32,805	$17,816

5.Inventory

Inventory consisted of the following:

	As of December 31,
	2017	2016
	(In thousands)
Finished goods	$248,233	$282,569
Work-in-process and service repairs	54,445	129,486
Raw materials	18,221	10,268
Total inventory	$320,899	$422,323

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

6.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2017	2016
		(In thousands)
Equipment leased to customers	2-5	$2,264,653	$2,630,269
EchoStar XV	15	277,658	277,658
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	1,680,492	1,541,838
Buildings and improvements	1-40	292,191	287,612
Land	-	14,057	14,057
Construction in progress	-	92,946	87,887
Total property and equipment		5,121,816	5,339,140
Accumulated depreciation		(3,489,655)	(3,448,772)
Property and equipment, net		$1,632,161	$1,890,368

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Equipment leased to customers	$539,434	$643,114	$679,543
Satellites	61,045	61,045	61,045
Buildings, furniture, fixtures, equipment and other	141,293	128,276	130,408
Total depreciation and amortization	$741,772	$832,435	$870,996

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

As of December 31, 2017, our pay-TV satellite fleet consisted of the following:

		Degree	Estimated Useful Life
	Launch	Orbital	(Years) / Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	15

Leased from DISH Network (1):
EchoStar XVIII	June 2016	61.5	Month to month

Leased from EchoStar (2):
EchoStar VII (3)	February 2002	119	June 2018
EchoStar IX	August 2003	121	Month to month
EchoStar X (3)	February 2006	110	February 2021
EchoStar XI (3)	July 2008	110	September 2021
EchoStar XIV (3)	March 2010	119	February 2023
EchoStar XVI (4)	November 2012	61.5	January 2023
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 16 for further information on our Related Party Transactions with DISH Network.
(2)	See Note 16 for further information on our Related Party Transactions with EchoStar.
(3)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(4)	We have the option to renew this lease for an additional five-year period.

Satellite Anomalies

Operation of our DISH TV services requires that we have adequate satellite transmission capacity for the programming that we offer.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In the past, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet.  See Note 2 “Impairment of Long-Lived Assets” for further information on evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail.  We generally do not carry commercial launch or in-orbit insurance on any of the satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured launch or in-orbit satellite failures.  ~~Recent developments with respect to certain of our satellites are discussed below.~~

Leased Satellites

EchoStar X.  In December 2017, EchoStar informed us that EchoStar X experienced anomalies resulting in the loss of some electrical power available from its solar arrays. As a result, EchoStar X is currently operating at 75% of its designed satellite capacity.  Pursuant to our satellite lease agreement with EchoStar, we are entitled to a reduction in our monthly recurring lease payments in the event of a partial loss of satellite capacity or complete failure of the satellite.  This satellite is currently still in service at the 110 degree orbital location.  There can be no assurance that future anomalies will not further impact the commercial operation of EchoStar X.  Based on the redundancy designed within our satellite fleet, we generally have in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming.

Intangible Assets

As of December 31, 2017 and 2016, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2017		December 31, 2016
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Technology-based	$58,162	$(47,746)	$58,162	$(44,289)
Trademarks	35,010	(23,426)	46,140	(31,063)
Contract-based	4,500	(4,500)	4,500	(4,500)
Customer relationships	23,632	(23,632)	23,632	(23,632)
Total	$121,304	$(99,304)	$132,434	$(103,484)

These identifiable intangibles are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately five to 20 years.  Amortization was $7 million, $8 million and $8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2017 is as follows (in thousands):

For the Years Ended December 31,
2018	$7,138
2019	5,792
2020	3,285
2021	835
2022	666
Thereafter	4,284
Total	$22,000

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

As of December 31, 2017 and 2016, we had goodwill of $6 million, which is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.

FCC Authorizations

As of December 31, 2017 and 2016, our FCC Authorizations consisted of the following:

	As of December 31,
	2017	2016
	(In thousands)
DBS Licenses	$611,794	$611,794
MVDDS Licenses	24,000	24,000
Capitalized Interest	481	—
Total	$636,275	$635,794

7.Long-Term Debt and Capital Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2017 and 2016:

	As of December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
4 5/8% Senior Notes due 2017 (1)	$—	$—	$900,000	$913,887
4 1/4% Senior Notes due 2018 (2)	1,025,861	1,031,596	1,200,000	1,228,464
7 7/8% Senior Notes due 2019	1,400,000	1,501,206	1,400,000	1,559,698
5 1/8% Senior Notes due 2020	1,100,000	1,127,588	1,100,000	1,141,866
6 3/4% Senior Notes due 2021	2,000,000	2,120,480	2,000,000	2,178,880
5 7/8% Senior Notes due 2022	2,000,000	2,014,140	2,000,000	2,114,780
5 % Senior Notes due 2023	1,500,000	1,432,335	1,500,000	1,500,315
5 7/8% Senior Notes due 2024	2,000,000	1,952,220	2,000,000	2,064,000
7 3/4% Senior Notes due 2026	2,000,000	2,118,400	2,000,000	2,270,900
Other notes payable	11,509	11,509	12,606	12,606
Subtotal	13,037,370	$13,309,474	14,112,606	$14,985,396
Unamortized deferred financing costs and debt discounts, net	(31,041)		(40,123)
Capital lease obligations (3)	104,318		140,885
Total long-term debt and capital lease obligations (including current portion)	$13,110,647		$14,213,368

(1)	On July 17, 2017, we redeemed the principal balance of our 4 5/8% Senior Notes due 2017.
(2)

During 2017, we repurchased $174 million of our 4 1/4% Senior Notes due 2018 in open market trades.  The remaining balance of $1.026 billion matures on April 1, 2018 and is included in “Current portion of long-term debt and capital lease obligations” on our Consolidated Balance Sheets as of December 31, 2017.

(3)	Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

4 1/4% Senior Notes due 2018

On April 5, 2013, we issued $1.2 billion aggregate principal amount of our five-year 4 1/4% Senior Notes due April 1, 2018.  During 2017, we repurchased $174 million of our 4 1/4% Senior Notes due 2018 in open market trades.  The remaining balance of $1.026 billion matures on April 1, 2018.  Interest accrues at an annual rate of 4 1/4% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year.

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

5 1/8% Senior Notes due 2020

On April 5, 2013, we issued $1.1 billion aggregate principal amount of our seven-year 5 1/8% Senior Notes due May 1, 2020.  Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash, in arrears on May 1 and November 1 of each year.

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

7  3/4% Senior Notes due 2026

On June 13, 2016, we issued $2.0 billion aggregate principal amount of our ten-year 7 3/4% Senior Notes due July 1, 2026.  Interest accrues at an annual rate of 7 3/4% and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Other Long-Term Debt and Capital Lease Obligations

Other long-term debt and capital lease obligations consisted of the following:

	As of December 31,
	2017	2016
	(In thousands)
Satellites and other capital lease obligations	$104,318	$140,885
Notes payable related to satellite vendor financing and other debt payable in installments through 2025 with interest rates of approximately 6.0%	11,509	12,606
Total	115,827	153,491
Less: current portion	(38,613)	(38,832)
Other long-term debt and capital lease obligations, net of current portion	$77,214	$114,659

Capital Lease Obligations

Anik F3.  Anik F3, an FSS satellite, was launched and commenced commercial operation in April 2007.  This satellite is accounted for as a capital lease and depreciated over the term of the satellite service agreement.  We have leased 100% of the Ku-band capacity on Anik F3 for a period of 15 years.

Ciel II.  Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation in February 2009.  This satellite is accounted for as a capital lease and depreciated over the term of the satellite service agreement.  We have leased 100% of the capacity on Ciel II for an initial 10 year term, which expires in January 2019.

As of December 31, 2017 and 2016, we had $500 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $407  million and $365 million, respectively.  On our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $42 million in depreciation expense on satellites acquired under capital lease agreements during each of the years ended December 31, 2017, 2016 and 2015.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Future minimum lease payments under the capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2017 are as follows (in thousands):

For the Years Ended December 31,
2018	$77,141
2019	50,719
2020	48,000
2021	48,000
2022	16,000
Thereafter	—
Total minimum lease payments	239,860
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(120,196)
Net minimum lease payments	119,664
Less: Amount representing interest	(15,346)
Present value of net minimum lease payments	104,318
Less: Current portion	(37,450)
Long-term portion of capital lease obligations	$66,868

The summary of future maturities of our outstanding long-term debt as of December 31, 2017 is included in the commitments table in Note 11.

8.Income Taxes and Accounting for Uncertainty in Income Taxes

Income Taxes

DISH DBS and its domestic subsidiaries join with DISH Network in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns.  The federal and state income tax provisions or benefits recorded by DISH DBS are generally those that would have been recorded if DISH DBS and its domestic subsidiaries had filed returns as a consolidated group independent of DISH Network.  Cash is due and paid to DISH Network based on amounts that would be payable based on DISH DBS consolidated or combined group filings.  Amounts are receivable from DISH Network on a basis similar to when they would be receivable from the IRS or other state taxing authorities.  The amounts paid to DISH Network during the years ended December 31, 2017, 2016 and 2015 were $408 million, $552 million and $558 million, respectively.

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

As of December 31, 2017, we had no net operating loss carryforwards (“NOLs”) for federal and state income tax purposes.  In addition, there are $10 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance.  Portions of the credit carryforwards may begin to lapse in 2018.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) was enacted making significant changes to the Internal Revenue Code.  Such changes include, but are not limited to, a reduction in the corporate tax rate and certain limitations on corporate deductions (e.g., a limitation on the interest expense deduction available to companies).  The Tax Reform Act, among other things, lowered the federal statutory corporate tax rate effective for us in future periods from 35% to 21%.  Consequently, we remeasured our deferred tax assets and liabilities as of December 31, 2017 which positively impacted our “Income tax (provision) benefit, net” by approximately $291 million.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Current (benefit) provision:
Federal	$356,759	$567,850	$528,005
State	54,133	64,453	35,988
Foreign	3,736	10,253	(3,089)
Total current (benefit) provision	414,628	642,556	560,904

Deferred (benefit) provision:
Federal	(308,028)	(83,638)	(92,415)
State	11,954	(837)	7,050
Increase (decrease) in valuation allowance	(938)	(495)	(1,405)
Total deferred (benefit) provision	(297,012)	(84,970)	(86,770)
Total (benefit) provision	$117,616	$557,586	$474,134

Our $843 million of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included a loss of $1 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2017	2016	2015
	% of pre-tax income/(loss)
Statutory rate	35.0	35.0	35.0
State income taxes, net of federal benefit	4.2	2.9	2.5
Reversal of uncertain tax positions	(0.2)	(1.3)	(0.7)
Tax Reform Act (1)	(34.5)	—	—
Nondeductible/Nontaxable items (2)	11.5	—	—
Other, net	(2.0)	—	(0.6)
Total (benefit) provision for income taxes	14.0	36.6	36.2

(1)

On December 22, 2017, the Tax Reform Act was enacted, which, among other things, lowered the federal statutory corporate tax rate effective for us in future periods from 35% to 21%.  Consequently, we remeasured our deferred tax assets and liabilities as of December 31, 2017 which positively impacted our “Income tax (provision) benefit, net” by approximately $291 million.

(2)

During the year ended December 31, 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.  See Note 11 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities.  Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$11,197	$12,022
Accrued expenses	35,776	51,901
Stock-based compensation	14,875	17,659
Deferred revenue	15,236	19,064
Total deferred tax assets	77,084	100,646
Valuation allowance	(5,887)	(6,825)
Deferred tax asset after valuation allowance	71,197	93,821

Deferred tax liabilities:
Depreciation	(394,528)	(652,399)
FCC authorizations and other intangible amortization	(123,963)	(200,285)
Bases difference in partnerships and other investments	(32,199)	—
Other liabilities	(5,606)	(18,040)
Total deferred tax liabilities	(556,296)	(870,724)
Net deferred tax asset (liability)	$(485,099)	$(776,903)

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations.  We are subject to United States federal, state and local income tax examinations by tax authorities for the years beginning in 2005 due to the carryover of previously incurred NOLs.  We are currently under a federal income tax examination for fiscal years 2008 through 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2017	2016	2015
	(In thousands)
Balance as of beginning of period	$201,693	$203,053	$208,328
Additions based on tax positions related to the current year	684	39,752	12,502
Additions based on tax positions related to prior years	4,593	395	14,593
Reductions based on tax positions related to prior years	(1,061)	(34,761)	(24,905)
Reductions based on tax positions related to settlements with taxing authorities	(1,634)	(3,628)	(2,648)
Reductions based on tax positions related to the lapse of the statute of limitations	(3,113)	(3,118)	(4,817)
Balance as of end of period	$201,162	$201,693	$203,053

We have $201 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate.  We do not expect any material portion of this amount to be paid or settled within the next twelve months.

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the years ended December 31, 2017, 2016 and 2015, we recorded $4 million, $5 million and $3 million in net interest and penalty expense to earnings, respectively.  Accrued interest and penalties were $24 million and $20 million at December 31, 2017 and 2016, respectively.  The above table excludes these amounts.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

9.Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in the DISH Network employee stock purchase plan (the “ESPP”), in which DISH Network is authorized to issue up to 2.8 million shares of Class A common stock.  At December 31, 2017, DISH Network had 0.4 million shares of Class A common stock which remain available for issuance under the ESPP.  Substantially all full-time employees who have been employed by DISH Network for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase DISH Network’s capital stock under all of DISH Network’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of DISH Network’s Class A common stock on the last business day of each calendar quarter in which such shares of DISH Network’s Class A common stock are deemed sold to an employee under the ESPP.  During the years ended December 31, 2017, 2016 and 2015, employee purchases of DISH Network’s Class A common stock through the ESPP totaled approximately 0.3 million, 0.2 million and 0.1 million shares, respectively.

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

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2017	2016	2015
	(In thousands)
Total matching contributions, net of forfeitures	$7,070	$6,546	$6,145
Discretionary stock contributions, net of forfeitures	$27,969	$23,158	$25,261

10.Stock-Based Compensation

Stock Incentive Plans

DISH Network maintains stock incentive plans to attract and retain officers, directors and key employees.  Our employees participate in the DISH Network stock incentive plans.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of December 31, 2017, there were outstanding under these plans stock options to acquire 8.8 million shares of DISH Network’s Class A common stock and 2.5 million restricted stock units and awards associated with our employees.  Stock options granted on or prior to December 31, 2017 were granted with exercise prices equal to or greater than the market value of DISH Network Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically DISH Network has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH Network-specific subscriber, operational and/or financial goals.  As of December 31, 2017, DISH Network had 65.0 million shares of its Class A common stock available for future grant under its stock incentive plans.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Exercise prices for DISH Network stock options outstanding and exercisable associated with our employees as of December 31, 2017 were as follows:

			Options Outstanding			Options Exercisable
			Number Oustanding as of December 31, 2017	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2017	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$—	-	$10.00	133,400	1.15	$6.33	133,400	1.15	$6.33
$10.01	-	$20.00	1,232,537	2.49	$15.37	32,537	2.25	$15.13
$20.01	-	$30.00	1,402,183	3.69	$27.13	862,183	3.65	$26.65
$30.01	-	$40.00	1,219,586	4.96	$36.19	257,886	4.75	$35.06
$40.01	-	$50.00	360,800	8.00	$46.21	67,600	7.39	$45.89
$50.01	-	$60.00	2,910,878	8.40	$57.55	228,152	6.51	$57.16
$60.01	-	$70.00	1,568,350	8.32	$64.26	170,850	6.37	$66.26
$70.01	-	$80.00	20,000	2.00	$72.89	20,000	2.00	$72.89
$—	-	$80.00	8,847,734	6.20	$43.90	1,772,608	4.35	$35.13

Stock Award Activity

DISH Network stock option activity associated with our employees was as follows:

	For the Years Ended December 31,
	2017		2016		2015
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	7,913,733	$36.22	6,807,169	$31.17	10,214,344	$25.29
Granted	3,468,626	$59.66	1,901,000	$54.41	452,000	$69.11
Exercised	(505,125)	$28.73	(403,834)	$23.26	(1,731,975)	$16.26
Forfeited and cancelled	(2,029,500)	$44.64	(390,602)	$50.28	(2,127,200)	$23.12
Total options outstanding, end of period	8,847,734	$43.90	7,913,733	$36.22	6,807,169	$31.17
Performance-based options outstanding, end of period (1)	5,490,626	$42.81	4,312,000	$31.39	3,904,500	$28.03
Exercisable at end of period	1,772,608	$35.13	1,883,533	$29.98	1,927,069	$26.87

(1)	These stock options are included in the caption “Total options outstanding, end of period.” See discussion of the 2008 LTIP, 2013 LTIP, 2017 LTIP and Other Employee Performance Awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Tax benefit from stock awards exercised	$9,347	$5,006	$33,716

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Based on the closing market price of DISH Network Class A common stock on December 31, 2017, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of December 31, 2017
	Options	Options
	Outstanding	Exercisable
	(In thousands)
Aggregate intrinsic value	$88,990	$28,175

DISH Network restricted stock unit activity associated with our employees was as follows:

	For the Years Ended December 31,
	2017		2016		2015
	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units/awards outstanding, beginning of period	1,336,000	$32.11	1,382,250	$32.01	1,731,332	$32.60
Granted	1,871,375	$63.87	67,060	$56.35	62,530	$68.79
Vested	(14,845)	$62.58	(60)	$49.15	(125,280)	$63.92
Forfeited and cancelled	(707,810)	$48.59	(113,250)	$45.12	(286,332)	$29.67
Total restricted stock units/awards outstanding, end of period	2,484,720	$51.16	1,336,000	$32.11	1,382,250	$32.01
Restricted Performance Units/Awards outstanding, end of period (1)	2,435,500	$50.91	1,336,000	$32.11	1,382,250	$32.01

(1)

These stock options are included in the caption “Total restricted stock units/awards outstanding, end of period.”  See discussion of the 2008 LTIP, 2013 LTIP, 2017 LTIP and Other Employee Performance Awards below.

Long-Term Performance-Based Plans

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

During the years ended December 31, 2015, 2014, 2013, DISH Network determined that 30%,  10% and 20%, respectively, of the 2013 LTIP performance goals were probable of achievement.  During the years ended December 31, 2017 and 2016, no additional 2013 LTIP performance goals were deemed probable of achievement.  As a result, we recorded non-cash, stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”  As of December 31, 2017, approximately 20% of the 2013 LTIP awards had vested.

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

During the year ended December 31, 2017, DISH Network determined that 75% of the 2017 LTIP performance goals were probable of achievement.  As a result, we recorded non-cash, stock-based compensation expense for the year ended December 31, 2017, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.

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

Although no awards vest until the performance goals are attained, DISH Network determined that certain goals were probable of achievement and, as a result, we recorded non-cash, stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain DISH Network-specific subscriber, operational and/or financial goals was not probable as of December 31, 2017, that assessment could change in the future.

The non-cash, stock-based compensation expense associated with these awards for our employees was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2017	2016	2015
	(In thousands)
2017 LTIP	$10,640	$—	$—
2013 LTIP (1)	(321)	2,565	10,157
Other employee performance awards	7,549	1,424	1,694
Total non-cash, stock-based compensation expense recognized for performance-based awards	$17,868	$3,989	$11,851

(1)	“Non-Cash, Stock-Based Compensation Expense Recognized” includes forfeitures.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2017 LTIP	2013 LTIP	Other Employee Performance Awards
	(In thousands)
Expense estimated to be recognized during 2018	$8,271	$1,974	$17,946
Estimated contingent expense subsequent to 2018	18,694	39,234	123,655
Total estimated remaining expense over the term of the plan	$26,965	$41,208	$141,601

Of the 8.8 million stock options and 2.5 million restricted stock units and awards outstanding under the DISH Network stock incentive plans associated with our employees as of December 31, 2017, the following awards were outstanding pursuant to the performance-based stock incentive plans:

	As of December 31, 2017
Performance-Based Stock Options	Number of Awards	Weighted- Average Grant Price
2017 LTIP	2,545,626	$59.38
2013 LTIP	1,205,000	$41.78
Other employee performance awards	1,740,000	$19.27
Total	5,490,626	$42.81

Restricted Performance Units/Awards
2013 LTIP	602,500
Other employee performance awards	1,833,000
Total	2,435,500

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2017, 2016 and 2015 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Subscriber-related	$3,323	$694	$2,164
General and administrative	26,618	12,343	17,035
Total non-cash, stock based compensation	$29,941	$13,037	$19,199

As of December 31, 2017, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $22 million and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Valuation

The fair value of each stock option granted for the years ended December 31, 2017, 2016 and 2015 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2017			2016			2015
Risk-free interest rate	1.34%	-	2.29%	1.06%	-	2.27%	1.40%	-	2.19%
Volatility factor	22.25%	-	26.15%	26.12%	-	33.37%	26.42%	-	36.22%
Expected term of options in years	3.8	-	5.5	5.4	-	10.0	5.5	-	7.8
Weighted-average fair value of options granted	$11.95	-	$16.69	$12.45	-	$26.86	$16.14	-	$29.73

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

11.Commitments and Contingencies

Commitments

As of December 31, 2017, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2018	2019	2020	2021	2022	Thereafter
	(In thousands)
Long-term debt obligations	$13,037,370	$1,027,024	$1,401,233	$1,101,306	$2,001,385	$2,001,468	$5,504,954
Capital lease obligations	104,318	37,451	19,896	19,137	20,615	7,219	—
Interest expense on long-term debt and capital lease obligations	4,092,785	796,742	771,496	631,593	534,350	465,498	893,106
Satellite-related obligations	1,233,242	348,617	301,102	241,371	208,196	125,636	8,320
Operating lease obligations	198,890	48,029	33,125	25,404	19,996	13,556	58,780
Purchase obligations	1,449,556	1,283,645	134,859	16,019	8,833	6,200	—
Total	$20,116,161	$3,541,508	$2,661,711	$2,034,830	$2,793,375	$2,619,577	$6,465,160

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent that we procure launch and/or in-orbit insurance on our satellites or contract for the construction, launch or lease of additional satellites.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The table above does not include $201 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 8, and are included on our Consolidated Balance Sheets as of December 31, 2017.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

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

In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance, in whole or in part, DISH Network’s future efforts.  See Note 16 for further information regarding our dividends to DOC.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network has made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  DISH Network may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 Licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans or partnerships could vary significantly.  For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 14  “Commitments and Contingencies – Wireless –  DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2017.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In connection with certain funding obligations related to the investments by American II and American III discussed above, in February 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which included such funding obligations, and to fund other DISH Network cash needs.  We may make additional cash distributions to finance, in whole or in part, loans that DISH Network may make to the Northstar Entities and the SNR Entities in the future related to DISH Network’s non-controlling investments in these entities.  There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions.

See Note 14  “Commitments and Contingencies – Wireless” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of December 31, 2017, the remaining obligation of the DISH Network guarantee was $127 million.

As of December 31, 2017, we have not recorded a liability on the balance sheet for this guarantee.

Purchase Obligations

Our 2018 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, and other products and services related to the operation of our Pay-TV services.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

Programming Contracts

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of Pay-TV subscribers to whom we provide the respective content.  These programming commitments are not included in the “Commitments” table above.  The terms of our contracts typically range from one to ten years with annual rate increases.  Our programming expenses will increase to the extent we are successful in growing our Pay-TV subscriber base.  In addition, programming costs per subscriber continue to increase due to contractual price increases and the renewal of long-term programming contracts on less favorable pricing terms.

Rent Expense

Total rent expense for operating leases was $473 million, $431 million and $479 million in 2017, 2016 and 2015, respectively.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Customedia Technologies, L.L.C.

On February 10, 2016, Customedia Technologies, L.L.C. (“Customedia”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of four patents: United States Patent No. 8,719,090 (the “090 patent”); United States Patent No. 9,053,494 (the “494 patent”); United States Patent No. 7,840,437 (the “437 patent”); and United States Patent No. 8,955,029 (the “029 patent”).  Each patent is entitled “System for Data Management And On-Demand Rental And Purchase Of Digital Data Products.”  Customedia appears to allege infringement in connection with our addressable advertising services, our DISH Anywhere feature, and our Pay-Per-View and video-on-demand offerings.  In December 2016 and January 2017, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents.  On June 12, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging the 090 patent and the 437 patent; on July 18, 2017, it agreed to institute proceedings on our petitions challenging the 029 patent; and on July 28, 2017, it agreed to institute proceedings on our petitions challenging the 494 patent.  These instituted proceedings cover all asserted claims of each of the asserted patents, and the United States Patent and Trademark Office conducted a trial on them on March 5, 2018.  On August 8, 2017, the litigation in the District Court was stayed pending resolution of the proceedings at the United States Patent and Trademark Office.  Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation.  Customedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc.; AT&T, Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Sirius XM Radio Inc.; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 23, 2014, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On April 10, 2015, the Court granted DISH Network L.L.C.’s motion to stay the action in light of DISH Network L.L.C.’s petition and certain other defendants’ petitions pending before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On July 17, 2015, the United States Patent and Trademark Office agreed to institute a proceeding on our petition.  Pursuant to a stipulation between the parties, on April 27, 2016, the Court entered an order of non-infringement and judgment in favor of DISH Network L.L.C.  On June 15, 2016, the United States Patent and Trademark Office entered an order that the patent claims being asserted against DISH Network L.L.C. with respect to the 444 patent are unpatentable.  On August 8, 2016, Dragon filed notices of appeal with respect to the Court’s judgment and the United States Patent and Trademark Office’s decision and, on October 5, 2017, the United States Court of Appeals for the Federal Circuit heard oral argument.  On November 1, 2017, the United States Court of Appeals for the Federal Circuit affirmed the unpatentability of the 444 patent based on the petition filed in the United States Patent and Trademark Office by DISH Network L.L.C., and dismissed as moot the appeal of the order of non-infringement from the District Court.  On December 1, 2017, Dragon IP filed a petition for panel rehearing with the United States Court of Appeals for the Federal Circuit, which the Court of Appeals denied on January 31, 2018.  On March 16, 2018, Dragon IP filed a petition asking the United States Supreme Court to hear a further appeal on the constitutionality of the procedure by which the United States Patent and Trademark Office invalidated the asserted claims of the 444 patent.

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

Grecia

On March 27, 2015, William Grecia (“Grecia”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,533,860 (the “860 patent”), which is entitled “Personalized Digital Media Access System—PDMAS Part II.”  Grecia alleges that we violate the 860 patent in connection with our digital rights management.  Grecia is the named inventor on the 860 patent.  On June 22, 2015, the case was transferred to the United States District Court for the Northern District of California.  On November 18, 2015, Grecia filed an amended complaint adding allegations that we infringe United States Patent No. 8,402,555 (the “555 patent”), which is entitled “Personalized Digital Media Access System (PDMAS).”  Grecia is the named inventor on the 555 patent.  Grecia alleges that we violate the 555 patent in connection with our digital rights management.  Grecia dismissed his action with prejudice on February 3, 2016.

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

IPA Technologies Inc.

On December 9, 2016, IPA Technologies Inc. (“IPA”) filed suit against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the District of Delaware.  IPA alleges that our Voice Remote with Hopper 3 infringes United States Patent Number 6,742,021 (the “021 patent”), which is entitled “Navigating Network-based Electronic Information Using Spoken Input with Multimodal Error Feedback”; United States Patent Number 6,523,061 (the “061 patent”), which is entitled “System, Method, and Article of Manufacture for Agent-Based Navigation in a Speech-Based Data Navigation System”; and United States Patent Number 6,757,718 (the “718 patent”), which is entitled “Mobile Navigation of Network-Based Electronic Information Using Spoken Input.”  IPA is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.    On December 20, 2017, we and DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of select claims of each of the asserted patents.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

DISH Network’s Board of Directors established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its business judgment that it is in the best interests of DISH Network not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  In an order entered on September 18, 2015, the Court granted the Special Litigation Committee’s motion to defer to the Special Litigation Committee’s October 24, 2014 report, including its finding that dismissal of the action is in the best interest of DISH Network.  The Court also held that, in light of granting the motion to defer, the pending motions to dismiss filed by the individual defendants were denied without prejudice as moot.  On October 12, 2015, Jacksonville PFPF filed a notice of appeal to the Supreme Court of Nevada, which heard oral argument on June 5, 2017.  On September 14, 2017, the Supreme Court of Nevada affirmed the District Court’s decision to defer to the Special Litigation Committee’s October 24, 2014 report and dismiss the action.  On October 2, 2017, Jacksonville PFPF filed a petition for rehearing, to which the Special Litigation Committee filed a response on October 24, 2017.  On December 8, 2017, the Nevada Supreme Court denied the petition for rehearing.  This matter is now concluded.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Michael Heskiaoff, Marc Langenohl, and Rafael Mann

On July 10, 2015, Messrs. Michael Heskiaoff and Marc Langenohl, purportedly on behalf of themselves and all others similarly situated, filed suit against our subsidiary Sling Media, Inc. (now known as “Sling Media L.L.C.,” which we acquired as a result of the completion of the Share Exchange on February 28, 2017) in the United States District Court for the Southern District of New York.  The complaint alleges that Sling Media Inc.’s display of advertising to its customers violates a number of state statutes dealing with consumer deception.  On September 25, 2015, the plaintiffs filed an amended complaint, and Mr. Rafael Mann, purportedly on behalf of himself and all others similarly situated, filed an additional complaint alleging similar causes of action.  On November 16, 2015, the cases were consolidated.  On August 12, 2016, the Court granted our motion to dismiss the consolidated case.  On September 12, 2016, the plaintiffs moved the Court for leave to file an amended complaint, which we opposed.  On March 22, 2017, the Court denied the plaintiffs’ motion for leave to file an amended complaint and entered judgment in favor of Sling Media L.L.C.  On April 17, 2017, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, which heard oral argument on November 7, 2017.  On November 22, 2017, the United States Court of Appeals for the Second Circuit affirmed the trial court’s judgment in favor of Sling Media L.L.C.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Realtime Data LLC and Realtime Adaptive Streaming LLC

On June 6, 2017, Realtime Data LLC d/b/a IXO (“Realtime”) filed an amended complaint in the United States District Court for the Eastern District of Texas (the “Original Texas Action”) against DISH Network; our wholly-owned subsidiaries DISH Network L.L.C., EchoStar Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C.; EchoStar, and EchoStar’s wholly-owned subsidiary Hughes Network Systems, LLC; and Arris Group, Inc. Realtime’s initial complaint in the Original Texas Action, filed on February 14, 2017, had named only EchoStar and Hughes Network Systems, LLC as defendants.  The amended complaint in the Original Texas Action alleges infringement of United States Patent No. 8,717,204 (the “204 patent”), entitled “Methods for encoding and decoding data”; United States Patent No. 9,054,728 (the “728 patent”), entitled “Data compression systems and methods”; United States Patent No. 7,358,867 (the “867 patent”), entitled “Content independent data compression method and system”; United States Patent No. 8,502,707 (the “707 patent”), entitled “Data compression systems and methods”; United States Patent No. 8,275,897 (the “897 patent”), entitled “System and methods for accelerated data storage and retrieval”; United States. Patent No. 8,867,610 (the “610 patent”), entitled “System and methods for video and audio data distribution”; United States Patent No. 8,934,535 (the “535 patent”), entitled “Systems and methods for video and audio data storage and distribution”; and United States Patent No. 8,553,759 (the “759 patent”), entitled “Bandwidth sensitive data compression and decompression.”  Realtime alleges that DISH, Sling TV, Sling Media and Arris streaming video products and services compliant with various versions of the H.264 video compression standard infringe the 897 patent, the 610 patent and the 535 patent, and that the data compression system in Hughes’ products and services infringe the 204 patent, the 728 patent, the 867 patent, the 707 patent and the 759 patent.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

As a result, neither DISH Network nor any of its subsidiaries is a defendant in the Original Texas Action; the Court has dismissed without prejudice the Second Texas Action and the Third Texas Action; and our wholly-owned subsidiaries DISH Network L.L.C., EchoStar Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. as well as Arris Group, Inc., are defendants in the Colorado Action, which now has Realtime Adaptive Streaming as the named plaintiff.  The Court has set trial for December 16, 2019.

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

The first phase of the bench trial took place January 19, 2016 through February 11, 2016.  In closing briefs, the federal plaintiff indicated that it still was seeking $900 million in alleged civil penalties; the California state plaintiff indicated that it was seeking $100 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); the Ohio state plaintiff indicated that it was seeking approximately $10 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); and the Illinois and North Carolina state plaintiffs did not state the specific alleged civil penalties and damages that they were seeking; but the state plaintiffs took the general position that any damages award less than $1.0 billion (presumably for both federal and state law claims) would not raise constitutional concerns.  Under the Eighth Amendment of the United States Constitution, excessive fines may not be imposed.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

On October 3, 2016, the plaintiffs further modified their request for injunctive relief and were seeking, among other things, to enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from some or all existing independent third-party retailers.  The second phase of the bench trial, which commenced on October 25, 2016 and concluded on November 2, 2016, covered the plaintiffs’ requested injunctive relief, as well as certain evidence related to the state plaintiffs’ claims.

On June 5, 2017, the Court issued Findings of Fact and Conclusions of Law and entered Judgment ordering DISH Network L.L.C. to pay an aggregate amount of $280 million to the federal and state plaintiffs.  The Court also issued a Permanent Injunction (the “Injunction”) against DISH Network L.L.C. that imposes certain ongoing compliance requirements on DISH Network L.L.C., which include, among other things:  (i) the retention of a telemarketing-compliance expert to prepare a plan to ensure that DISH Network L.L.C. and certain independent third-party retailers will continue to comply with telemarketing laws and the Injunction; (ii) certain telemarketing records retention and production requirements; and (iii) certain compliance reporting and monitoring requirements.  In addition to the compliance requirements under the Injunction, within ninety (90) days after the effective date of the Injunction, DISH Network L.L.C. is required to demonstrate that it and certain independent third-party retailers are in compliance with the Safe Harbor Provisions of the TSR and TCPA and have made no prerecorded telemarketing calls during the five (5) years prior to the effective date of the Injunction (collectively, the “Demonstration Requirements”).  If DISH Network L.L.C. fails to prove that it meets the Demonstration Requirements, it will be barred from conducting any outbound telemarketing for two (2) years.  If DISH Network L.L.C. fails to prove that a particular independent third-party retailer meets the Demonstration Requirements, DISH Network L.L.C. will be barred from accepting orders from that independent third-party retailer for two (2) years.  On July 3, 2017, DISH Network L.L.C. filed two motions with the Court:  (1) to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (2) to clarify, alter and amend the Injunction.  On August 10, 2017, the Court:  (a) denied the motion to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (b) allowed, in part, the motion to clarify, alter and amend the Injunction, and entered an Amended Permanent Injunction (the “Amended Injunction”).  Among other things, the Amended Injunction provided DISH Network L.L.C a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH TV goods and services.  On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit.  On February 2, 2018, the plaintiffs filed a notice claiming that DISH Network L.L.C. failed to prove that it met the Demonstration Requirements, as required by the Injunction, and asking the Court to impose a two-year ban on telemarketing by us, and a two-year ban on accepting orders from our primary retailers.  The Court has set a hearing on the matter on June 18, 2018.

During the year ended December 31, 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during prior periods.  Our total accrual at December 31, 2017 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  On January 25, 2018, the Court indicated that it will be entering judgment in favor of approximately 11,000 of the 18,000 potential class members whose identities, the Court found, are not subject to reasonable dispute.  During the year ended December 31, 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at December 31, 2017 was $61 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets.

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

Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint.

DISH Network cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiary DISH Network L.L.C.; DISH Network; EchoStar; and EchoStar’s subsidiary Hughes Satellite Systems Corporation, and EchoStar’s then wholly-owned subsidiaries Sling Media Inc. (now known as “Sling Media L.L.C.”) and EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware.  The Complaint alleged infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleged that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere™ service and DISH Anywhere mobile application, infringed the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In August 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 456 patent and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions.  On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines.  On January 30, 2017, the United States Patent and Trademark Office issued its final written decisions on our petitions, invalidating all claims of the 456 patent that were asserted in the litigation, which decisions may be appealed by TQ Beta.  On April 3, 2017, TQ Beta filed a notice of appeal.  On October 25, 2017, TQ Beta dismissed all of its claims in the action with prejudice.  This matter is now concluded.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

On July 14, 2016, TQ Delta stipulated to dismiss with prejudice all claims related to the 369 patent and the 956 patent.  On July 20, 2016, we filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims of the 404 patent and the 268 patent that have been asserted against us.  Third parties have filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims that have been asserted against us in the action.  On November 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on the third-party petitions related to the 158 patent, the 243 patent, the 412 patent and the 430 patent.  On December 20, 2016, pursuant to a stipulation of the parties, the Court stayed the case until the resolution of all petitions to the United States Patent and Trademark Office challenging the validity of all of the patent claims at issue.  On January 19, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 430 and 158 patents.  On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent.  On February 27, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 243 and 412 patents. On August 3, 2017, the United States Patent and Trademark Office heard oral argument on the third-party petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent; on September 7, 2017, it heard oral argument on the third-party petition challenging the 404 patent.  On October 26, 2017, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent, and it invalidated all of the asserted claims of those patents.  On November 8, 2017, the United States Patent and Trademark Office heard oral argument on our petitions challenging the 404 patent and the 268 patent.  On February 7, 2018, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 404 patent, and it invalidated all of the asserted claims of that patent on the basis of our petition.  On February 10, 2018, the United States Patent and Trademark Office issued a  final written decision on our petition challenging the 268 patent, and it invalidated all of the asserted claims.  On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims.  All asserted claims have now been invalidated by the United States Patent and Trademark Office.

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

Turner Network Sales

On October 6, 2017, Turner Network Sales, Inc. (“Turner”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York.  The Complaint alleges that DISH Network L.L.C. improperly calculated and withheld licensing fees owing to Turner in connection with its carriage of CNN.  On December 14, 2017, DISH Network L.L.C. filed its operative first amended counterclaims against Turner.  In the counterclaims, DISH Network L.L.C. seeks a declaratory judgment that it properly calculated the licensing fees owed to Turner for carriage of CNN, and also alleges claims for unrelated breaches of the parties’ affiliation agreement.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Vermont National Telephone Company

On September 22, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against DISH Network;  DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties.  The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action.  The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless.  The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules.  Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA.  Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA.  On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C.  The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings.  See Note 11 “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” above for further information.  On September 7, 2017, the defendants in the Vermont National action filed a motion with the United States District Court for the District of Columbia to further stay the litigation until resolution of the FCC proceedings.  On December 12, 2017, the Court entered a further stay.  Following submission of a January 22, 2018 Joint Status Report in which the defendants asked the Court to maintain the stay and Vermont National asked the Court to lift the stay, on January 29, 2018, the Court extended the stay until April 30, 2018, at which time a further status report will be due.

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

13.Geographic Information

Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All subscriber-related revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Years Ended December 31,
Revenue:	2017	2016	2015
	(In thousands)
United States	$13,967,694	$14,655,469	$14,661,458
Canada and Mexico	39,817	100,470	134,570
Total revenue	$14,007,511	$14,755,939	$14,796,028

14.Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2017, 2016 and 2015 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2017	$17,440	$124,143	$(126,527)	$15,056
December 31, 2016	$21,769	$149,599	$(153,928)	$17,440
December 31, 2015	$25,414	$94,186	$(97,831)	$21,769

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

15.Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Year ended December 31, 2017:
Total revenue	$3,570,959	$3,543,812	$3,491,559	$3,401,181
Operating income (loss)	588,793	219,720	424,559	376,804
Net income (loss) attributable to DISH DBS	241,715	(95,656)	158,424	419,043

Year ended December 31, 2016:
Total revenue	$3,712,632	$3,747,296	$3,653,774	$3,642,237
Operating income (loss)	594,942	639,143	517,454	557,582
Net income (loss) attributable to DISH DBS	272,835	277,032	188,141	226,606

16.Related Party Transactions

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

Advertising Sales.  We provide advertising services to DISH Network’s broadband business.  During the years ended December 31, 2017, 2016 and 2015, we received revenue associated with these services of zero, $2 million and $10 million, respectively, in “Subscriber-related revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Broadband, Wireless and Other Operations.  We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations.  During the years ended December 31, 2017, 2016 and 2015, the costs associated with these services were $48 million, $66 million and $66 million, respectively.

EchoStar XVIII Satellite.  The EchoStar XVIII satellite was launched on June 18, 2016 and became operational as an in-orbit spare at the 61.5 degree orbital location during the third quarter 2016, at which time we began leasing it from an indirect wholly-owned subsidiary of DISH Network.  During the years ended December 31, 2017 and 2016, we incurred $67 million and $22 million, respectively, of expense related to this satellite.  This amount is recorded in “Satellite and transmission expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  In connection with the Share Exchange, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  In addition, certain agreements that we had with EchoStar have terminated, and we entered into certain new agreements with EchoStar.  As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  Intercompany transactions between the Transferred Businesses and us, including, among others, the sale of set-top boxes and broadcast services from EchoStar to us, have been eliminated to the extent possible, including the margin EchoStar received on those sales.  See Note 2 for further information.  We also may enter into additional agreements with EchoStar in the future.  The following is a summary of the terms of our principal agreements with EchoStar that may have an impact on our financial condition and results of operations.

“Trade accounts receivable”

As of December 31, 2017 and 2016, trade accounts receivable from EchoStar was $2 million and $1 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Consolidated Balance Sheets.

“Trade accounts payable”

As of December 31, 2017 and 2016, trade accounts payable to EchoStar was $29 million and $259 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the years ended December 31, 2017, 2016 and 2015, we received $3 million,  $2 million and $48 million, respectively, for services provided to EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

Satellite Capacity Leased to EchoStar.  We have entered into certain satellite capacity agreements pursuant to which EchoStar leases certain capacity on certain satellites owned by us.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  The term of each lease is set forth below:

•

EchoStar XV.  In May 2013, we began leasing satellite capacity to EchoStar on EchoStar XV and relocated the satellite for testing at EchoStar’s Brazilian authorization at the 45 degree orbital location.  Effective March 1, 2014, this lease converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days’ notice.  This lease terminated in November 2015 and EchoStar relocated this satellite from the 45 degree orbital location back to the 61.5 degree orbital location where it currently serves as an in-orbit spare.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

•

90 Inverness Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2022.  EchoStar has the option to renew this lease for four three-year periods.

•

Cheyenne Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019.  EchoStar has the option to renew this lease for thirteen one-year periods.

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

Collocation and Antenna Space Agreements.  In connection with the completion of the Share Exchange, effective March 1, 2017, we entered into certain agreements pursuant to which we will provide certain collocation and antenna space to HNS through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Englewood, Colorado and Spokane, Washington.  During August 2017, we entered into certain other agreements pursuant to which we will provide certain collocation and antenna space to HNS through August 2022 at the following locations:  Monee, Illinois and Spokane, Washington.  HNS has the option to renew each of these agreements for four three-year periods.  HNS may terminate certain of these agreements with 180 days’ prior written notice to us at the following locations:  New Braunfels, Texas; Englewood, Colorado; and Spokane, Washington.  The fees for the services provided under these agreements depend, among other things, on the number of racks leased and/or antennas present at the location.

“Satellite and transmission expenses”

During the years ended December 31, 2017, 2016 and 2015, we incurred $346 million,  $351 million and $424 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  EchoStar is a supplier of the vast majority of our transponder capacity.  These amounts are recorded in “Satellite and transmission expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

•

EchoStar VIII.  In May 2013, we began leasing capacity from EchoStar on EchoStar VIII as an in-orbit spare.  Effective March 1, 2014, this lease converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days’ notice.  This lease terminated in November 2015.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

TT&C Agreement.  Effective January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for certain satellites (the “TT&C Agreement”).  The fees for services provided under the TT&C Agreement are calculated at either:  (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  We are able to terminate the TT&C Agreement for any reason upon 60 days’ notice.

“General and administrative expenses”

During the years ended December 31, 2017, 2016 and 2015, we incurred $29 million, $14 million and $13 million, respectively, for general and administrative expenses for services provided to us by EchoStar.  These amounts are recorded in “General and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

•

Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado was for a period ending on December 31, 2017.  In December 2017, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2018.

•

Santa Fe Lease Agreement.  The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado was for a period ending on December 31, 2017.  In December 2017, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2018.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

•

100 Inverness Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, we lease certain space from EchoStar at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2020.  This agreement may be terminated by either party upon 180 days’ prior notice.

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, DISH Network entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, DISH Network and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, DISH Network and EchoStar agreed that DISH Network shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement renewed on January 1, 2018 for an additional one-year period until January 1, 2019 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.  In connection with the completion of the Share Exchange on February 28, 2017, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Share Exchange Agreement.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Tax Matters Agreement.  In connection with the completion of the Share Exchange, DISH Network and EchoStar entered into a Tax Matters Agreement, which governs certain rights, responsibilities and obligations with respect to taxes of the Transferred Businesses pursuant to the Share Exchange.  Generally, EchoStar is responsible for all tax returns and tax liabilities for the Transferred Businesses for periods prior to the Share Exchange, and DISH Network are responsible for all tax returns and tax liabilities for the Transferred Businesses from and after the Share Exchange.  Both DISH Network and EchoStar have made certain tax-related representations and are subject to various tax-related covenants after the consummation of the Share Exchange.  Both DISH Network and EchoStar have agreed to indemnify each other if there is a breach of any such tax representation or violation of any such tax covenant and that breach or violation results in the Share Exchange not qualifying for tax free treatment for the other party.  In addition, DISH Network has agreed to indemnify EchoStar if the Transferred Businesses are acquired, either directly or indirectly (e.g., via an acquisition of DISH Network), by one or more persons and such acquisition results in the Share Exchange not qualifying for tax free treatment.  The Tax Matters Agreement supplements the Tax Sharing Agreement described above, which continues in full force and effect.

TiVo.  On April 29, 2011, DISH Network and EchoStar entered into a settlement agreement with TiVo Inc. (“TiVo”).  The settlement resolved all pending litigation between DISH Network and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH TV digital video recorders, or DVRs.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things:  (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.  For the year ended December 31, 2017, we purchased broadband equipment from HNS of $22 million under the MSA.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Related Party Transactions with NagraStar L.L.C.

As a result of the completion of the Share Exchange on February 28, 2017, we own a 50% interest in NagraStar, a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.  Certain payments related to NagraStar are recorded in “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, certain other payments are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.  We record all payables in “Trade accounts payable” or “Other accrued expenses” on our Consolidated Balance Sheets.  Our investment in NagraStar is accounted for using the equity method.

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$71,167	$84,459	$108,745

		As of December 31,
		2017	2016
		(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar		$16,685	$18,597
Commitments to NagraStar		$4,927	$2,716

Related Party Transactions with Dish Mexico

Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) is an entity that provides direct-to-home satellite services in Mexico, which is owned 49% by EchoStar.  We provide certain broadcast services and sell hardware such as digital set-top boxes and related components to Dish Mexico, which are recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The table below summarizes our transactions with Dish Mexico:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Sales:
Digital receivers and related components	$1,891	$52,324	$66,779
Uplink services	$3,994	$4,059	$4,926

		As of December 31,
		2017	2016
		(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico		$3,027	$13,516

{