Form 10-Q
period 2018-03-31
DISH DBS CORP
filed 2018-05-15
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of May 11, 2018, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

i

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

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$673,883	$364,673
Marketable investment securities	89,525	185,513
Trade accounts receivable, net of allowance for doubtful accounts of $12,365 and $15,056, respectively	578,715	628,278
Inventory	347,638	320,899
Other current assets	122,962	189,480
Total current assets	1,812,723	1,688,843

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	72,638	72,407
Property and equipment, net	1,564,708	1,632,161
FCC authorizations	636,552	636,275
Other investment securities	115,429	113,460
Other noncurrent assets, net	248,275	236,041
Total noncurrent assets	2,637,602	2,690,344
Total assets	$4,450,325	$4,379,187

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$296,685	$361,759
Deferred revenue and other	728,886	693,595
Accrued programming	1,595,619	1,571,273
Accrued interest	209,154	236,509
Other accrued expenses (Note 8)	730,337	759,639
Current portion of long-term debt and capital lease obligations	1,004,852	1,064,474
Total current liabilities	4,565,533	4,687,249

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	12,041,910	12,046,173
Deferred tax liabilities	468,221	485,099
Long-term deferred revenue and other long-term liabilities	205,769	207,329
Total long-term obligations, net of current portion	12,715,900	12,738,601
Total liabilities	17,281,433	17,425,850

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,125,889	1,116,848
Accumulated other comprehensive income (loss)	1,321	935
Accumulated earnings (deficit)	(13,961,535)	(14,168,047)
Total DISH DBS stockholder's equity (deficit)	(12,834,325)	(13,050,264)
Noncontrolling interests	3,217	3,601
Total stockholder’s equity (deficit)	(12,831,108)	(13,046,663)
Total liabilities and stockholder’s equity (deficit)	$4,450,325	$4,379,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Revenue:
Subscriber-related revenue	$3,347,597	$3,536,462
Equipment sales and other revenue	35,625	34,497
Total revenue	3,383,222	3,570,959

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	2,139,793	2,177,930
Satellite and transmission expenses	168,785	190,662
Cost of sales - equipment and other	30,309	26,059
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	15,930	20,273
Other subscriber acquisition costs	77,072	134,057
Subscriber acquisition advertising	103,009	125,847
Total subscriber acquisition costs	196,011	280,177
General and administrative expenses	161,684	125,310
Depreciation and amortization (Note 6)	178,519	182,028
Total costs and expenses	2,875,101	2,982,166

Operating income (loss)	508,121	588,793

Other Income (Expense):
Interest income	2,392	2,287
Interest expense, net of amounts capitalized	(207,095)	(221,291)
Other, net	(34,797)	948
Total other income (expense)	(239,500)	(218,056)

Income (loss) before income taxes	268,621	370,737
Income tax (provision) benefit, net	(64,813)	(129,779)
Net income (loss)	203,808	240,958
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(384)	(757)
Net income (loss) attributable to DISH DBS	$204,192	$241,715

Comprehensive Income (Loss):
Net income (loss)	$203,808	$240,958
Other comprehensive income (loss):
Foreign currency translation adjustments	400	207
Unrealized holding gains (losses) on available-for-sale securities	25	(43)
Deferred income tax (expense) benefit, net	(39)	16
Total other comprehensive income (loss), net of tax	386	180
Comprehensive income (loss)	204,194	241,138
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(384)	(757)
Comprehensive income (loss) attributable to DISH DBS	$204,578	$241,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$203,808	$240,958
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	178,519	182,028
Realized and unrealized losses (gains) on investments	36,727	—
Non-cash, stock-based compensation	9,041	6,774
Deferred tax expense (benefit)	(17,710)	(15,793)
Other, net	(32,404)	4,752
Changes in current assets and current liabilities, net	1,548	57,195
Net cash flows from operating activities	379,529	475,914

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	59,465	2,805
Purchases of property and equipment	(66,715)	(113,584)
Purchases of strategic investments	—	(90,921)
Other, net	3,207	10,885
Net cash flows from investing activities	(4,043)	(190,815)

Cash Flows From Financing Activities:
Redemption and repurchases of senior notes	(56,473)	—
Payments made to parent of transferred businesses	—	(7,098)
Repayment of long-term debt and capital lease obligations	(9,630)	(8,647)
Other, net	(159)	—
Net cash flows from financing activities	(66,262)	(15,745)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	309,224	269,354
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	365,066	778,259
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$674,290	$1,047,613

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of March 31, 2018, we had 13.148 million Pay-TV subscribers in the United States, including 10.845 million DISH TV subscribers and 2.303 million Sling TV subscribers.

As a result of the completion of the Share Exchange with EchoStar, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.  See Note 2 and Note 12 for further information.

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary.  Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interests.  See below for further information.  Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments and recorded at fair value with changes recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).    All significant intercompany accounts and transactions have been eliminated in consolidation.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On February 28, 2017, DISH Network and EchoStar and certain of their respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplinking services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”).  In connection with the Share Exchange, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 12 for further information.

As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Condensed Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock was recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  The results of the Transferred Businesses were prepared from separate records maintained by EchoStar for the periods prior to March 1, 2017, and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Transferred Businesses had been operated on a combined basis with our subsidiaries.

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

Marketable Investment Securities

Historically, we classified all marketable investment securities as available-for-sale, except for investments which were accounted for as trading securities, and adjusted the carrying amount of our available-for-sale securities to fair value and reported the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets.  Our trading securities were carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Subsequent to the adoption of ASU 2016-01 during the first quarter 2018, all equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  All debt securities are classified as available-for-sale.  We adjust the carrying amount of our debt securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets.  Declines in the fair value of a marketable debt security which are determined to be “other-than-temporary” are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.

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

As of March 31, 2018 and December 31, 2017, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

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

Revenue Recognition

Our revenue is primarily derived from Pay-TV programming services that we provide to our subscribers.  We also generate revenue from equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our in-home service operations; warranty services; and sales of digital receivers and related equipment to third-party pay-TV providers.  See Note 10 for further information, including revenue disaggregated by major source.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Our residential video subscribers contract for individual services or combinations of services, as discussed above, the majority of which are generally capable of being distinct and are accounted for as separate performance obligations.  We consider our installations for first time DISH TV subscribers to be a service.  However, since we provide a significant integration service combining the installation with programming services we have concluded that the installation is not distinct from programming and thus the installation and programming services are accounted for as a single performance obligation.  We generally satisfy these performance obligations and recognize revenue as the services are provided, for example as the programming is broadcast to subscribers, as this best represents the transfer of control of the services to the subscriber.

In cases where a subscriber is charged certain nonrefundable upfront fees, those fees are generally considered to be material rights to the subscriber related to the subscriber’s option to renew without having to pay an additional fee upon renewal.  These fees will therefore be deferred and recognized over the estimated period of time during which the fee remains material to the customer, which we estimate to be less than one year.  Revenues arising from our in-home service operations that are separate from the initial installation, such as mounting a TV on a subscriber’s wall, are generally recognized when these services are performed.

For our residential video subscribers, we have concluded that the contract term under ASC 606 is one month and as a result the revenue recognized for these subscribers for a given month is equal to the amount billed in that month, except for certain nonrefundable upfront fees that are accounted for as material rights, as discussed above.

Revenues from our advertising services are typically recognized as the advertisements are broadcast.  Sales of equipment to subscribers or other third parties are recognized when control is transferred under the contract.    Revenue from our commercial video subscribers typically follows the residential model described above, with the exception that the contract term for most of our commercial subscribers exceeds one month and can be multiple years in length.  However, commercial subscribers typically do not receive time-limited discounts or free service periods and accordingly, while they may have multiple performance obligations, revenue is equal to the amount billed in a given month.

Contract Balances

The timing of revenue recognition generally differs from the timing of invoicing to customers.  When revenue is recognized prior to invoicing, we record a receivable.  When revenue is recognized subsequent to invoicing, we record deferred revenue.  Our residential video subscribers are typically billed monthly, and the contract balances for those customers arise from the timing of the monthly billing cycle.  We do not adjust the amount of consideration for financing impacts as we apply a practical expedient when we anticipate that the period between transfer of goods and services and eventual payment for those goods and services will be less than one year.  See Note 11 for further information, including balance and activity detail about our allowance for doubtful accounts and deferred revenue.

Assets recognized related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the three months ended March 31, 2018, we capitalized $41 million under these programs.  The amortization expense related to these programs was $3 million for the three months ended March 31, 2018.  As of March 31, 2018, we had a total of $52 million capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other currents assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Impact of Adoption of ASU 2014-09

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”) and has modified the standard thereafter.  We adopted ASU 2014-09, as modified, and now codified as Accounting Standard Codification Topic 606 (“ASC 606”) and Accounting Standard Codification Topic 340-40 (“ASC 340-40”) on January 1, 2018, using the modified retrospective method.  Under that method, we applied the new guidance to all open contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change, which was $2  million, net of deferred taxes of $1 million.

In addition, we are providing additional disclosures comparing the results under previous guidance to those as follows:

Condensed Consolidated Statements of Operations	DISH DBS (as would have been reported under previous standards)	Impact of adopting ASU 2014-09	DISH DBS (as currently reported)
	(In thousands)
For the Three Months Ended March 31, 2018
Subscriber-related revenue	$3,356,525	$(8,928)	$3,347,597
Subscriber-related expenses	$2,144,220	$(4,427)	$2,139,793
Total subscriber acquisition costs	$236,309	$(40,298)	$196,011
Operating income (loss)	$472,324	$35,797	$508,121
Income (loss) before income taxes	$232,824	$35,797	$268,621
Income tax (provision) benefit, net	$(56,222)	$(8,591)	$(64,813)
Net income (loss) attributable to DISH DBS	$176,986	$27,206	$204,192

Condensed Consolidated Balance Sheets	DISH DBS (as would have been reported under previous standards)	Impact of adopting ASU 2014-09	DISH DBS (as currently reported)
	(In thousands)
As of March 31, 2018
Inventory	$310,533	$37,105	$347,638
Other current assets	$109,170	$13,792	$122,962
Other noncurrent assets, net	$209,757	$38,518	$248,275
Total assets	$4,360,910	$89,415	$4,450,325
Deferred revenue and other	$680,805	$48,081	$728,886
Deferred tax liabilities	$458,837	$9,384	$468,221
Long-term deferred revenue and other long-term liabilities	$203,345	$2,424	$205,769
Total liabilities	$17,221,544	$59,889	$17,281,433
Total stockholder's equity (deficit)	$(12,860,634)	$29,526	$(12,831,108)
Total liabilities and stockholder's equity (deficit)	$4,360,910	$89,415	$4,450,325

The adoption of ASU 2014-09 had no impact to cash flows from operating, investing, and financing activities on our Condensed Consolidated Statements of Cash Flows.

Research and Development

Research and development costs are expensed as incurred.  Research and development costs totaled $6 million and $7 million for the three months ended March 31, 2018 and 2017, respectively.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

New Accounting Pronouncements

Leases.  In February 2016, the FASB issued new guidance on the accounting for leases, ASU 2016-02 Leases (“ASU 2016-02”).  The guidance amends the existing accounting standards for lease accounting, including the requirement that lessees recognize right of use assets and lease liabilities initially measured at the present value of the lease payments for all leases with a term of greater than twelve months.  The accounting guidance for lessors remains largely unchanged.  The effective date of this standard for us will be January 1, 2019.  While we have not determined the effect of the standard on our ongoing financial reporting, we currently believe the most significant change will be the recognition of right of use assets and lease liabilities on our Condensed Consolidated Balance Sheets.  We have established a multidisciplinary team to assess the implementation of this guidance and are currently in the process of identifying and implementing changes to our systems, process, and internal controls to meet the requirements of the standard.

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

3.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Cash paid for interest	$231,152	$260,429
Cash received for interest	2,392	2,287
Cash paid for income taxes	1,126	824
Cash paid for income taxes to DISH Network	78,417	137,324
Capitalized interest	277	—
Assets financed under capital lease obligations	142	—

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31,	December 31,
	2018	2017
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Trading/equity (Note 2)	$56,078	$93,367
Other	33,447	92,146
Total current marketable investment securities	89,525	185,513
Restricted marketable investment securities (1)	72,231	72,014
Total marketable investment securities	161,756	257,527

Restricted cash and cash equivalents (1)	407	393

Other investment securities:
Other investment securities - equity method	115,429	113,460
Total other investment securities	115,429	113,460

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$277,592	$371,380

(1)

Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments.  All debt securities are classified as available-for-sale.  Subsequent to the adoption of ASU 2016-01 during the first quarter 2018, all equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 2 for further information.

Current Marketable Investment Securities

We had an investment in non-marketable preferred shares of a non-public company, which was received for no cash consideration and was previously accounted for as a cost method investment and included in “Other investment securities” on our Condensed Consolidated Balance Sheets.  During the third quarter 2017, our non-marketable preferred shares converted into common shares in conjunction with the issuer’s initial public offering, and accordingly we classified the new equity securities as “Marketable investment securities” on our Condensed Consolidated Balance Sheets.  We previously elected to account for these common shares as trading securities with changes in fair value reported each period as unrealized gains or losses in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  Subsequent to the adoption of ASU 2016-01 during the first quarter 2018, all equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 2 for further information.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2018 and December 31, 2017, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

Other Investment Securities

We have strategic investments in certain debt and/or equity securities that are included in noncurrent “Other investment securities” on our Condensed Consolidated Balance Sheets.  Our debt securities are classified as available-for-sale and our equity securities are accounted for using the equity method of accounting or recorded at fair value.  Certain of our equity method investments are detailed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2018 and December 31, 2017, we had accumulated net unrealized losses of less than $1 million.  These amounts, net of related tax effect, were ~~accumulated net unrealized~~ losses of less than $1  million.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of March 31, 2018				As of December 31, 2017
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$71,866	$—	$(113)	$(113)	$74,788	$22	$(141)	$(119)
Commercial paper	—	—	—	—	24,407	—	(2)	(2)
Corporate securities	32,710	—	(11)	(11)	63,809	—	(29)	(29)
Other	1,102	—	—	—	1,156	—	—	—
Total	$105,678	$—	$(124)	$(124)	$164,160	$22	$(172)	$(150)

As of March 31, 2018, restricted and non-restricted marketable investment securities included debt securities of $104 million with contractual maturities within one year and $2 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of March 31, 2018, the unrealized losses related to our investments in debt securities primarily represented investments in United States treasury and agency securities and ~~corporate securities~~.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	March 31, 2018		December 31, 2017
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$56,470	$(42)	$109,853	$(53)
12 months or more	23,956	(82)	34,203	(119)
Total	$80,426	$(124)	$144,056	$(172)

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$624,993	$380,854	$244,139	$—	$315,030	$140	$314,890	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$71,866	$71,866	$—	$—	$74,788	$74,788	$—	$—
Commercial paper	—	—	—	—	24,407	—	24,407	—
Corporate securities	32,710	—	32,710	—	63,809	—	63,809	—
Other	1,102	—	1,102	—	1,156	—	1,156	—

Equity Securities	56,078	56,078	—	—	93,367	93,367	—	—
Total	$161,756	$127,944	$33,812	$—	$257,527	$168,155	$89,372	$—

During the three months ended March 31, 2018, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	March 31,
Other, net:	2018	2017
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$562	$—
Marketable investment securities - unrealized gains (losses) on equity securities	(37,289)	—
Equity in earnings	1,446	(726)
Other	484	1,674
Total	$(34,797)	$948

5.Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	(In thousands)
Finished goods	$281,288	$248,233
Work-in-process and service repairs	51,698	54,445
Raw materials	14,652	18,221
Total inventory	$347,638	$320,899

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	March 31,	December 31,
	(In Years)	2018	2017
		(In thousands)
Equipment leased to customers	2-5	$2,198,679	$2,264,653
EchoStar XV	15	277,658	277,658
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	2-10	1,706,242	1,680,492
Buildings and improvements	3-40	293,141	292,191
Land	-	14,057	14,057
Construction in progress	-	91,254	92,946
Total property and equipment		5,080,850	5,121,816
Accumulated depreciation		(3,516,142)	(3,489,655)
Property and equipment, net		$1,564,708	$1,632,161

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Equipment leased to customers	$107,281	$131,117
Satellites	15,261	15,261
Buildings, furniture, fixtures, equipment and other	55,977	35,650
Total depreciation and amortization	$178,519	$182,028

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of March 31, 2018, our pay-TV satellite fleet consisted of the following:

		Degree	Estimated Useful Life
	Launch	Orbital	(Years) / Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	15

Leased from DISH Network (1):
EchoStar XVIII	June 2016	61.5	Month to month

Leased from EchoStar (2):
EchoStar VII (3)(4)	February 2002	119	June 2018
EchoStar IX	August 2003	121	Month to month
EchoStar X (4)	February 2006	110	February 2021
EchoStar XI (4)	July 2008	110	September 2021
EchoStar XIV (4)	March 2010	119	February 2023
EchoStar XVI (5)	November 2012	61.5	January 2023
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 12 for further information on our Related Party Transactions with DISH Network.
(2)	See Note 12 for further information on our Related Party Transactions with EchoStar.
(3)	The satellite capacity agreement for EchoStar VII will expire on June 30, 2018.
(4)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(5)	We have the option to renew this lease for an additional five-year period.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.Long-Term Debt and Capital Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
4 1/4% Senior Notes due 2018 (1)	$969,388	$969,340	$1,025,861	$1,031,596
7 7/8% Senior Notes due 2019	1,400,000	1,472,730	1,400,000	1,501,206
5 1/8% Senior Notes due 2020	1,100,000	1,103,828	1,100,000	1,127,588
6 3/4% Senior Notes due 2021	2,000,000	2,022,740	2,000,000	2,120,480
5 7/8% Senior Notes due 2022	2,000,000	1,920,740	2,000,000	2,014,140
5 % Senior Notes due 2023	1,500,000	1,359,255	1,500,000	1,432,335
5 7/8% Senior Notes due 2024	2,000,000	1,794,980	2,000,000	1,952,220
7 3/4% Senior Notes due 2026	2,000,000	1,894,280	2,000,000	2,118,400
Other notes payable	11,509	11,509	11,509	11,509
Subtotal	12,980,897	$12,549,402	13,037,370	$13,309,474
Unamortized deferred financing costs and debt discounts, net	(28,965)		(31,041)
Capital lease obligations (2)	94,830		104,318
Total long-term debt and capital lease obligations (including current portion)	$13,046,762		$13,110,647

(1)

During the three months ended March 31, 2018, we repurchased $56 million of our 4 1/4% Senior Notes due 2018 in open market trades.  The remaining balance of $969 million was included in “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of March 31, 2018.  This remaining balance matured on April 1, 2018 and on April 2, 2018, we redeemed it from our cash and marketable investment securities balances and advances from our parent, DISH Network.

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

In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance, in whole or in part, DISH Network’s future efforts.  See Note 12 for further information regarding our dividends to DOC.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network has made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly.  For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 9  “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

In connection with certain funding obligations related to the investments by American II and American III discussed above, in February 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which included such funding obligations, and to fund other DISH Network cash needs.  We may make additional cash distributions to finance, in whole or in part, loans or equity contributions that DISH Network may make to the Northstar Entities and the SNR Entities in the future related to DISH Network’s non-controlling investments in these entities.  There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions.

See Note 9 “Commitments and Contingencies –  Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 for further information.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of March 31, 2018, the remaining obligation of the DISH Network guarantee was $111 million.

As of March 31, 2018, we have not recorded a liability on the balance sheet for this guarantee.

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

For certain cases described on the following pages, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties.  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

Customedia Technologies, L.L.C.

On February 10, 2016, Customedia Technologies, L.L.C. (“Customedia”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of four patents:  United States Patent No. 8,719,090 (the “090 patent”); United States Patent No. 9,053,494 (the “494 patent”); United States Patent No. 7,840,437 (the “437 patent”); and United States Patent No. 8,955,029 (the “029 patent”).  Each patent is entitled “System for Data Management And On-Demand Rental And Purchase Of Digital Data Products.”  Customedia alleges infringement in connection with our addressable advertising services, our DISH Anywhere feature, and our Pay-Per-View and video-on-demand offerings.  In December 2016 and January 2017, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents.  On June 12, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging the 090 patent and the 437 patent; on July 18, 2017, it agreed to institute proceedings on our petitions challenging the 029 patent; and on July 28, 2017, it agreed to institute proceedings on our petitions challenging the 494 patent.  These instituted proceedings cover all asserted claims of each of the asserted patents.  Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation.  On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions.  The litigation in the District Court has been stayed since August 8, 2017 pending resolution of the proceedings at the United States Patent and Trademark Office.  Customedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

IPA Technologies Inc.

On December 9, 2016, IPA Technologies Inc. (“IPA”) filed suit against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the District of Delaware.  IPA alleges that our Voice Remote with Hopper 3 infringes United States Patent Number 6,742,021 (the “021 patent”), which is entitled “Navigating Network-based Electronic Information Using Spoken Input with Multimodal Error Feedback”; United States Patent Number 6,523,061 (the “061 patent”), which is entitled “System, Method, and Article of Manufacture for Agent-Based Navigation in a Speech-Based Data Navigation System”; and United States Patent Number 6,757,718 (the “718 patent”), which is entitled “Mobile Navigation of Network-Based Electronic Information Using Spoken Input.”  IPA is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On December 20, 2017, we and DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of select claims of each of the asserted patents.  On April 10, 2018, the litigation in the District of Delaware was dismissed with prejudice, and on April 23, 2018, DISH Network L.L.C.’s and our petitions before the United States Patent and Trademark Office were terminated.  This matter is now concluded.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Realtime Data LLC and Realtime Adaptive Streaming LLC

On June 6, 2017, Realtime Data LLC d/b/a IXO (“Realtime”) filed an amended complaint in the United States District Court for the Eastern District of Texas (the “Original Texas Action”) against DISH Network; our wholly-owned subsidiaries DISH Network L.L.C., DISH Technologies L.L.C. (then known as EchoStar Technologies L.L.C.), Sling TV L.L.C. and Sling Media L.L.C.; EchoStar, and EchoStar’s wholly-owned subsidiary Hughes Network Systems, LLC; and Arris Group, Inc. Realtime’s initial complaint in the Original Texas Action, filed on February 14, 2017, had named only EchoStar and Hughes Network Systems, LLC as defendants. The amended complaint in the Original Texas Action alleges infringement of United States Patent No. 8,717,204 (the “204 patent”), entitled “Methods for encoding and decoding data”; United States Patent No. 9,054,728 (the “728 patent”), entitled “Data compression systems and methods”; United States Patent No. 7,358,867 (the “867 patent”), entitled “Content independent data compression method and system”; United States Patent No. 8,502,707 (the “707 patent”), entitled “Data compression systems and methods”; United States Patent No. 8,275,897 (the “897 patent”), entitled “System and methods for accelerated data storage and retrieval”; United States Patent No. 8,867,610 (the “610 patent”), entitled “System and methods for video and audio data distribution”; United States Patent No. 8,934,535 (the “535 patent”), entitled “Systems and methods for video and audio data storage and distribution”; and United States Patent No. 8,553,759 (the “759 patent”), entitled “Bandwidth sensitive data compression and decompression.”  Realtime alleges that DISH, Sling TV, Sling Media and Arris streaming video products and services compliant with various versions of the H.264 video compression standard infringe the 897 patent, the 610 patent and the 535 patent, and that the data compression system in Hughes’ products and services infringe the 204 patent, the 728 patent, the 867 patent, the 707 patent and the 759 patent.

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

As a result, neither DISH Network nor any of its subsidiaries is a defendant in the Original Texas Action; the Court has dismissed without prejudice the Second Texas Action and the Third Texas Action; and our wholly-owned subsidiaries DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. as well as Arris Group, Inc., are defendants in the Colorado Action, which now has Realtime Adaptive Streaming as the named plaintiff.  The Court has set trial for December 16, 2019.

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

On June 5, 2017, the Court issued Findings of Fact and Conclusions of Law and entered Judgment ordering DISH Network L.L.C. to pay an aggregate amount of $280 million to the federal and state plaintiffs.  The Court also issued a Permanent Injunction (the “Injunction”) against DISH Network L.L.C. that imposes certain ongoing compliance requirements on DISH Network L.L.C., which include, among other things: (i) the retention of a telemarketing-compliance expert to prepare a plan to ensure that DISH Network L.L.C. and certain independent third-party retailers will continue to comply with telemarketing laws and the Injunction; (ii) certain telemarketing records retention and production requirements; and (iii) certain compliance reporting and monitoring requirements.  In addition to the compliance requirements under the Injunction, within ninety (90) days after the effective date of the Injunction, DISH Network L.L.C. is required to demonstrate that it and certain independent third-party retailers are in compliance with the Safe Harbor Provisions of the TSR and TCPA and have made no prerecorded telemarketing calls during the five (5) years prior to the effective date of the Injunction (collectively, the “Demonstration Requirements”).  If DISH Network L.L.C. fails to prove that it meets the Demonstration Requirements, it will be barred from conducting any outbound telemarketing for two (2) years.  If DISH Network L.L.C. fails to prove that a particular independent third-party retailer meets the Demonstration Requirements, DISH Network L.L.C. will be barred from accepting orders from that independent third-party retailer for two (2) years.  On July 3, 2017, DISH Network L.L.C. filed two motions with the Court:  (1) to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (2) to clarify, alter and amend the Injunction. On August 10, 2017, the Court:  (a) denied the motion to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (b) allowed, in part, the motion to clarify, alter and amend the Injunction, and entered an Amended Permanent Injunction (the “Amended Injunction”).  Among other things, the Amended Injunction provided DISH Network L.L.C a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH TV goods and services.  On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit.  On February 2, 2018, the plaintiffs filed a notice claiming that DISH Network L.L.C. failed to prove that it met the Demonstration Requirements, as required by the Injunction, and asking the Court to impose a two-year ban on telemarketing by us, and a two-year ban on accepting orders from our primary retailers.  On April 10, 2018, the plaintiffs withdrew their February 2, 2018 notice, without prejudice, and the Court vacated the hearing that had been set on the matter.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

During the second quarter 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during prior periods.  Our total accrual at March 31, 2018 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  On April 5, 2018, the Court entered a $61 million judgment in favor of the class.  On May 4, 2018, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit.  During the second quarter 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at March 31, 2018 was $61 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint.  Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent.  On February 27, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 243 and 412 patents.  On October 26, 2017, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent, and it invalidated all of the asserted claims of those patents.  On February 7, 2018, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 404 patent, and it invalidated all of the asserted claims of that patent on the basis of our petition.  On February 10, 2018, the United States Patent and Trademark Office issued a final written decision on our petition challenging the 268 patent, and it invalidated all of the asserted claims.  On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims.  All asserted claims have now been invalidated by the United States Patent and Trademark Office.  TQ Delta has filed notices of appeal from the nine final written decisions adverse to it.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties.  The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action.  The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless.  The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules.  Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA.  Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA.  On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings.  See Note 9 “Commitments and Contingencies –  Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 for further information.  On September 7, 2017, the defendants in the Vermont National action filed a motion with the United States District Court for the District of Columbia to further stay the litigation until resolution of the FCC proceedings.  On December 12, 2017 and January 29, 2018, the Court entered further stays.  On April 30, 2018, the parties submitted a Joint Status Report in which the defendants asked the Court to maintain the stay and Vermont National asked the Court to lift the stay.

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

10.Disaggregation of Revenue

Revenue is attributed to geographic regions based upon the location where the goods and services are provided.  All subscriber-related revenue was derived from the United States.  Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended
	March 31,
Revenue:	2018	2017
	(In thousands)
United States	$3,373,751	$3,561,362
Canada and Mexico	9,471	9,597
Total revenue	$3,383,222	$3,570,959

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended
	March 31,
Category:	2018	2017
	(In thousands)
Pay-TV video and related revenue	$3,347,597	$3,536,462
Equipment sales and other revenue	35,625	34,497
Total	$3,383,222	$3,570,959

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

11.Contract Balances

Our valuation and qualifying accounts activity as of March 31, 2018 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
For the three months ended March 31, 2018	$15,056	$21,263	$(23,954)	$12,365

Deferred revenue related to contracts with subscribers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.  Changes in deferred revenue related to contracts with subscribers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2017	$684,119
Recognition of unearned revenue	(1,860,169)
Deferral of revenue	1,896,745
Balance as of March 31, 2018	$720,695

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue.  As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of our future revenue.

12.Related Party Transactions

Related Party Transactions with DISH Network

Broadband, Wireless and Other Operations.  We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations.  During the three months ended March 31, 2018 and 2017, the costs associated with these services were $11 million and $15 million, respectively.

EchoStar XVIII Satellite.  The EchoStar XVIII satellite was launched on June 18, 2016 and became operational as an in-orbit spare at the 61.5 degree orbital location during the third quarter 2016, at which time we began leasing it from an indirect wholly-owned subsidiary of DISH Network.  During each of the three months ended March 31, 2018 and 2017, we incurred $17 million of expense related to this satellite.   This amount is recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

“Trade accounts receivable”

As of March 31, 2018 and December 31, 2017, trade accounts receivable from EchoStar was $4 million and $2 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of March 31, 2018 and December 31, 2017, trade accounts payable to EchoStar was $37 million and $29 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended March 31, 2018 and 2017, we received $4 million and less than $1  million, respectively, for services provided to EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

“Satellite and transmission expenses”

During the three months ended March 31, 2018 and 2017, we incurred expenses of $84 million and $87 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  EchoStar is a supplier of the vast majority of our transponder capacity.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

Satellite Capacity Leased from EchoStar.  We have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  See “Pay-TV Satellites” in Note 6 for further information.  The term of each lease is set forth below:

•

EchoStar VII, X, XI and XIV.  On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar VII, X, XI and XIV satellites.  The term of each satellite capacity agreement generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  The satellite capacity agreement for EchoStar VII will expire on June 30, 2018.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

103 Degree Orbital Location/SES-3.  In May 2012, EchoStar entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree orbital location (the “103 Spectrum Rights”).  In June 2013, we and EchoStar entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which we may use and develop the 103 Spectrum Rights.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights.  Both the 103 Spectrum Development Agreement and DISH 103 Spectrum Development Agreement were terminated on March 31, 2018.

In connection with the 103 Spectrum Development Agreement, in May 2012, EchoStar also entered into a ten-year service agreement with Ciel pursuant to which EchoStar leases certain satellite capacity from Ciel on the SES-3 satellite at the 103 degree orbital location (the “103 Service Agreement”).  In June 2013, we and EchoStar entered into an agreement pursuant to which we lease certain satellite capacity from EchoStar on the SES-3 satellite (the “DISH 103 Service Agreement”).  Under the terms of the DISH 103 Service Agreement, we make certain monthly payments to EchoStar through the service term.  Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of:  (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) ten years following the actual service commencement date.  Upon in-orbit failure or end of life of the SES-3 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that we will exercise our option to receive service on a replacement satellite.    Both the 103 Service Agreement and DISH 103 Service Agreement were terminated on March 31, 2018.

TT&C Agreement.  Effective January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for certain satellites (the “TT&C Agreement”).  In February 2018, we amended the TT&C Agreement to, among other things, extend the term for one-year with four automatic one-year renewal periods.    The fees for services provided under the TT&C Agreement are calculated at either:  (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  We and EchoStar are able to terminate the TT&C Agreement for any reason upon 12 months’ notice.

“General and administrative expenses”

During the three months ended March 31, 2018 and 2017, we incurred $5 million and $3 million, respectively, of general and administrative expenses ~~for services provided to us by~~ EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•

Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending on December 31, 2017.  In December 2017, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2018.

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

Hughes Broadband Master Services Agreement.   In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into a Master Services Agreement (“MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.  For the three months ended March 31, 2018 and 2017, we purchased broadband equipment from HNS of $10 million and $7 million, respectively, under the MSA.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$16,843	$17,779

	As of
	March 31,	December 31,
	2018	2017
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$17,063	$16,685
Commitments to NagraStar	$1,893	$4,927

Related Party Transactions with Dish Mexico

Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) is an entity that provides direct-to-home satellite services in Mexico, which is owned 49% by EchoStar.  We provide certain broadcast services and sell hardware such as digital set-top boxes and related components to Dish Mexico, which are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Sales:
Digital receivers and related components	$280	$871
Uplink services	$1,034	$1,023

	As of
	March 31,	December 31,
	2018	2017
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$1,415	$3,027

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 under the caption “Item 1A. Risk Factors~~.”~~ Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Our revenue and profit is primarily derived from Pay-TV programming services that we provide to our subscribers.  We also generate revenue from equipment rental fees and other hardware related fees, including DVRs, equipment fees from subscribers with multiple receivers; advertising services; fees earned from our in-home service operations; warranty services; and sales of digital receivers and related equipment to third-party pay-TV providers.  Our subscriber-related revenue has been declining due to, among other things, the continuing decline in our DISH TV subscriber base.  We expect this trend to continue.  Our most significant expenses are subscriber-related expenses, which are primarily related to programming, subscriber acquisition costs and depreciation and amortization.

Financial Highlights

2018 First Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.383 billion
•	Net income attributable to DISH DBS of $204 million
•	Loss of approximately 94,000 net Pay-TV subscribers
•	Loss of approximately 185,000 net DISH TV subscribers
•	Addition of approximately 91,000 net Sling TV subscribers
•	Pay-TV ARPU of $84.50
•	Gross new DISH TV subscriber activations of approximately 297,000
•	DISH TV churn rate of 1.47%
•	DISH TV SAC of $707

Consolidated Financial Condition as of March 31, 2018

•	Cash, cash equivalents and current marketable investment securities of $763 million
•	Total assets of $4.450 billion
•	Total long-term debt and capital lease obligations of $13.047 billion

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Our subsidiaries operate one business segment.

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).    As of March 31, 2018, we had 13.148 million Pay-TV subscribers in the United States, including 10.845 million DISH TV subscribers and 2.303 million Sling TV subscribers.

Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH TV services from our competitors, we introduced the Hopper® whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new DISH TV subscriber activations.

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

Share Exchange Agreement

On February 28, 2017, DISH Network and EchoStar and certain of their respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplinking services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of Hughes Network Systems, LLC.  In connection with the Share Exchange, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Condensed Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock was recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  The results of the Transferred Businesses were prepared from separate records maintained by EchoStar for the periods prior to March 1, 2017, and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Transferred Businesses had been operated on a combined basis with our subsidiaries.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Recent Developments

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services, and may exacerbate the risks described in our public filings.  For example, in April 2018, T-Mobile US, Inc. (“T‑Mobile”) announced its acquisition of Sprint Corporation (“Sprint”).

We cannot predict the practical effect of the impact on us of T-Mobile’s acquisition of Sprint (if approved), including, without limitation, the impact of any conditions on us (if any conditions are imposed).  However, it is possible that the outcomes resulting from this acquisition (if approved, with or without conditions) could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

We implement new marketing promotions from time to time that are intended to increase our Pay-TV subscriber activations.  For our DISH TV services, we have launched various marketing promotions offering certain DISH TV programming packages without a price increase for a commitment period.  We also launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of nine themed add-on channel packs, which include, among others, local broadcast networks and kids and general entertainment programming.  Subscribers can also add or remove additional channel packs to best suit their entertainment needs.  During 2017, we launched “Tuned In To You” and the accompanying “Spokeslistener” campaign.  While we plan to implement these and other new marketing efforts for our DISH TV services, there can be no assurance that we will ultimately be successful in increasing our gross new DISH TV subscriber activations.  Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.  For our Sling TV services, we offer a personalized TV experience with a customized channel line-up and two of the lowest priced live-linear online streaming services in the industry, our Sling Orange service and our Sling Blue service.  During 2018, we launched our “We are Slingers” campaign.  While we plan to implement these and other new marketing efforts for our Sling TV services, there can be no assurance that we will ultimately be successful in increasing our net Sling TV subscriber activations.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Future Liquidity

Debt Maturity

During the three months ended March 31, 2018, we repurchased $56 million of our 4 1/4% Senior Notes due 2018 in open market trades.  The remaining balance of $969 million matured on April 1, 2018 and on April 2, 2018, we redeemed it from our cash and marketable investment securities balances and advances from our parent, DISH Network.

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

In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance, in whole or in part, DISH Network’s future efforts.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our dividends to DISH Orbital Corporation (“DOC”).  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses.  Through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network has made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly.  For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 9  “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

In connection with certain funding obligations related to the investments by American II and American III discussed above, in February 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which included such funding obligations, and to fund other DISH Network cash needs.  We may make additional cash distributions to finance, in whole or in part, loans or equity contributions that DISH Network may make to the Northstar Entities and the SNR Entities in the future related to DISH Network’s non-controlling investments in these entities.  There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions.

See Note 9 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 for further information.

Covenants and Restrictions Related to our Senior Notes

The indentures related to our outstanding senior notes contain restrictive covenants that, among other things, impose limitations on our ability to:  (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets.  Should we fail to comply with these covenants, all or a portion of the debt under the senior notes could become immediately payable.  The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur.  As of the date of filing of this Quarterly Report on Form 10-Q, we were in compliance with the covenants and restrictions related to our senior notes.

New Accounting Pronouncements

Leases. In February 2016, the FASB issued new guidance on the accounting for leases, ASU 2016-02 Leases (“ASU 2016-02”).  The guidance amends the existing accounting standards for lease accounting, including the requirement that lessees recognize right of use assets and lease liabilities initially measured at the present value of the lease payments for all leases with a term of greater than twelve months.  The accounting guidance for lessors remains largely unchanged.  The effective date of this standard for us will be January 1, 2019.  While we have not determined the effect of the standard on our ongoing financial reporting, we currently believe the most significant change will be the recognition of right of use assets and lease liabilities on our Condensed Consolidated Balance Sheets.  We have established a multidisciplinary team to assess the implementation of this guidance and are currently in the process of identifying and implementing changes to our systems, process, and internal controls to meet the requirements of the standard.

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, HD programming, pay-per-view, Latino and international subscriptions; equipment rental fees and other hardware related fees, including DVRs, equipment fees from subscribers with multiple receivers; advertising services; fees earned from our in-home service operations; warranty services; and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

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

Subscriber acquisition costs.  While we primarily lease DBS receiver systems, we also subsidize certain costs to attract new subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of DBS receiver systems to independent third-party retailers and other independent third-party distributors of our equipment, the cost of subsidized sales of DBS receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  Our “Subscriber acquisition costs” also includes costs associated with acquiring Sling TV subscribers including, among other things, costs related to acquisition advertising and our direct sales efforts and commissions.  Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors, which were previously expensed as “Subscriber acquisition costs.”  These amounts are now initially capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH TV SAC.  Subscriber acquisition cost measures are commonly used by those evaluating traditional companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new DISH TV subscriber activation,” or DISH TV SAC, and we believe presentations of pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our DISH TV SAC has historically been calculated as “Subscriber acquisition costs,” excluding “Subscriber acquisition costs” associated with our Sling TV services, plus the value of equipment capitalized under our lease program for new DISH TV subscribers, divided by gross new DISH TV subscriber activations.  Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors, which were previously expensed as “Subscriber acquisition costs.”  These amounts are now initially capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations.  As such, as of January 1, 2018 our DISH TV SAC is calculated as “Subscriber acquisition costs,” excluding “Subscriber acquisition costs” associated with our Sling TV services, plus capitalized payments made under certain sales incentive programs, excluding amortization related to these payments, plus the value of equipment capitalized under our lease program for new DISH TV subscribers, divided by gross new DISH TV subscriber activations.  We include all the costs of acquiring DISH TV subscribers (e.g., subsidized and capitalized equipment) as we believe it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new DISH TV subscribers in our calculation, including DISH TV subscribers added with little or no subscriber acquisition costs.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2018	2017	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,347,597	$3,536,462	$(188,865)	(5.3)
Equipment sales and other revenue	35,625	34,497	1,128	3.3
Total revenue	3,383,222	3,570,959	(187,737)	(5.3)

Costs and Expenses:
Subscriber-related expenses	2,139,793	2,177,930	(38,137)	(1.8)
% of Subscriber-related revenue	63.9%	61.6%
Satellite and transmission expenses	168,785	190,662	(21,877)	(11.5)
% of Subscriber-related revenue	5.0%	5.4%
Cost of sales - equipment and other	30,309	26,059	4,250	16.3
Subscriber acquisition costs	196,011	280,177	(84,166)	(30.0)
General and administrative expenses	161,684	125,310	36,374	29.0
% of Total revenue	4.8%	3.5%
Depreciation and amortization	178,519	182,028	(3,509)	(1.9)
Total costs and expenses	2,875,101	2,982,166	(107,065)	(3.6)

Operating income (loss)	508,121	588,793	(80,672)	(13.7)

Other Income (Expense):
Interest income	2,392	2,287	105	4.6
Interest expense, net of amounts capitalized	(207,095)	(221,291)	14,196	6.4
Other, net	(34,797)	948	(35,745)	*
Total other income (expense)	(239,500)	(218,056)	(21,444)	(9.8)

Income (loss) before income taxes	268,621	370,737	(102,116)	(27.5)
Income tax (provision) benefit, net	(64,813)	(129,779)	64,966	50.1
Effective tax rate	24.1%	35.0%
Net income (loss)	203,808	240,958	(37,150)	(15.4)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(384)	(757)	373	49.3
Net income (loss) attributable to DISH DBS	$204,192	$241,715	$(37,523)	(15.5)

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.148	13.528	(0.380)	(2.8)
DISH TV subscribers, as of period end (in millions)	10.845	11.832	(0.987)	(8.3)
Sling TV subscribers, as of period end (in millions)	2.303	1.696	0.607	35.8
Pay-TV subscriber additions (losses), net (in millions)	(0.094)	(0.143)	0.049	34.3
DISH TV subscriber additions (losses), net (in millions)	(0.185)	(0.338)	0.153	45.3
Sling TV subscriber additions (losses), net (in millions)	0.091	0.195	(0.104)	(53.3)
Pay-TV ARPU	$84.50	$86.55	$(2.05)	(2.4)
DISH TV subscriber additions, gross (in millions)	0.297	0.352	(0.055)	(15.6)
DISH TV churn rate	1.47%	1.92%	(0.45)%	(23.4)
DISH TV SAC	$707	$764	$(57)	(7.5)
EBITDA	$652,227	$772,526	$(120,299)	(15.6)

*  Percentage is not meaningful.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  We lost approximately 94,000 net Pay-TV subscribers during the three months ended March 31, 2018 compared to the loss of approximately 143,000 net Pay-TV subscribers during the same period in 2017.  The decrease in net Pay-TV subscriber losses during the three months ended March 31, 2018 resulted from fewer net DISH TV subscriber losses, partially offset by fewer net Sling TV subscriber additions.  We lost approximately 185,000 net DISH TV subscribers during the three months ended March 31, 2018 compared to the loss of approximately 338,000 net DISH TV subscribers during the same period in 2017.  This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.  We added approximately 91,000 net Sling TV subscribers during the three months ended March 31, 2018 compared to the addition of approximately 195,000 net Sling TV subscribers during the same period in 2017.  This decrease in net Sling TV subscriber additions is primarily related to a higher number of customer disconnects on a larger Sling TV subscriber base and to increased competition, including competition from other OTT service providers.

Our DISH TV churn rate for the three months ended March 31, 2018 was 1.47% compared to 1.92% for the same period in 2017.  This decrease primarily resulted from our increased emphasis on acquiring and retaining higher quality subscribers.  While our DISH TV churn rate improved during the three months ended March 31, 2018, it continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the three months ended March 31, 2018, we activated approximately 297,000 gross new DISH TV subscribers compared to approximately 352,000 gross new DISH TV subscribers during the same period in 2017, a decrease of 15.6%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH TV subscribers, including an increased emphasis on acquiring higher quality subscribers.

During September 2017, Hurricane Maria caused extraordinary damage in Puerto Rico and the U.S. Virgin Islands, resulting in a widespread loss of power and infrastructure.  Given the devastation and loss of power, substantially all customers in those areas were unable to receive our service as of September 30, 2017.  In an effort to ensure customers would not be charged for services they were unable to receive, we proactively paused service for those customers.  Accordingly, we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count as of September 30, 2017.  During the fourth quarter 2017, 75,000 of these customers reactivated.  During the first quarter 2018, 24,000 of these customers reactivated.  We incurred certain costs in connection with the re-activation of these returning subscribers, and accordingly, these returning customers were recorded as gross new DISH TV subscriber activations with the corresponding costs recorded in “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and/or in “Purchases of property and equipment” on our Condensed Consolidated Statements of Cash Flows.  We cannot predict when the remaining subscribers in Puerto Rico and the U.S. Virgin Islands discussed above will be able to receive service, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return.  Although we continue to assess the potential impact of Hurricane Maria on our subscriber base, the impact of the hurricane did not have a material effect on our overall financial position or results of operations.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.348 billion for the three months ended March 31, 2018, a decrease of $189 million or 5.3% compared to the same period in 2017.  The decrease in “Subscriber-related revenue” from the same period in 2017 was primarily related to the decrease in Pay-TV ARPU discussed below and a lower average Pay-TV subscriber base.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $84.50 during the three months ended March 31, 2018 versus $86.55 during the same period in 2017.  The $2.05 or 2.4% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base and a shift in DISH TV programming package mix to lower priced programming packages.    Pay-TV ARPU was also negatively impacted by the adoption of ASU 2014-09 on January 1, 2018.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH TV programming package price increases in February 2018 and 2017 and an increase in Sling TV subscribers with higher priced Sling TV programming packages.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.140 billion during the three months ended March 31, 2018, a decrease of $38 million or 1.8% compared to the same period in 2017.  The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber, partially offset by higher programming costs per subscriber.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” represented 63.9% and 61.6% of “Subscriber-related revenue” during the three months ended March 31, 2018 and 2017, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs per subscriber, discussed above.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $196 million during the three months ended March 31, 2018, a decrease of $84 million or 30.0% compared to the same period in 2017.  This change was primarily attributable to the adoption of ASU 2014-09, fewer gross new DISH TV subscriber activations and a decrease in Sling TV subscriber acquisition costs.  Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors.  These amounts were previously expensed as “Subscriber acquisition costs.”  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH TV SAC.  DISH TV SAC was $707 during the three months ended March 31, 2018 compared to $764 during the same period in 2017, a decrease of $57 or 7.5%.  This change was primarily attributable to a decrease in hardware costs per activation, a decrease in advertising costs per activation and the reactivation of subscribers in Puerto Rico during the first quarter 2018.  The expenses we incurred for the reactivation of subscribers in Puerto Rico were lower on a per subscriber basis than those incurred for the remaining gross new DISH TV subscriber activations during the quarter ended March 31, 2018.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH TV subscriber accounts.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

During the three months ended March 31, 2018 and 2017, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $21 million and $42 million, respectively.  This decrease in capital expenditures under our lease program for new DISH TV subscribers resulted primarily from fewer gross new DISH TV subscriber activations and a decrease in hardware costs per activation, discussed above.

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

General and administrative expenses.  “General and administrative expenses” totaled $162 million during the three months ended March 31, 2018, a $36 million or 29.0% increase compared to the same period in 2017.  This change was primarily related to the positive impact from the reimbursement of legal fees during 2017.

Other, net.  “Other, net” expense was $35 million during the three months ended March 31, 2018 compared to income of $1 million for the same period in 2017.  This change primarily resulted from an increase in net unrealized losses on our marketable investment securities.  See Note 4 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.    EBITDA was $652 million during the three months ended March 31, 2018, a decrease of $120 million or 15.6% compared to the same period in 2017.  The decrease in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  These changes in operating income include a $36 million positive impact related to the adoption of ASU 2014-09.  In addition, during the three months ended March 31, 2018, EBITDA was negatively impacted by an increase in “Other, net” expense of $36 million.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
EBITDA	$652,227	$772,526
Interest, net	(204,703)	(219,004)
Income tax (provision) benefit, net	(64,813)	(129,779)
Depreciation and amortization	(178,519)	(182,028)
Net income (loss) attributable to DISH DBS	$204,192	$241,715

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

Income tax (provision) benefit, net.  Our income tax provision was $65 million during the three months ended March 31, 2018,  a decrease of $65 million compared to the same period in 2017.  The change in the provision was primarily related to the decrease in “Income (loss) before income taxes” and in our effective tax rate  as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), which, among other things, lowered the federal statutory corporate tax rate from 35% to 21%.

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

Item 1A.    RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2017 include a detailed discussion of our risk factors.

Item 6.EXHIBITS

(a)	Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended March 31, 2018, filed on May 15, 2018, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISH DBS CORPORATION

By:	/s/ W. Erik Carlson
W. Erik Carlson
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Steven E. Swain
Steven E. Swain
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Paul W. Orban
Paul W. Orban
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:  May 15, 2018