Form 10-Q
period 2018-06-30
DISH DBS CORP
filed 2018-08-10
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of August 3, 2018, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

•

We face increasing competition from other distributors of unique programming services such as foreign language, sports programming and original content that may limit our ability to maintain subscribers that desire these unique programming services.

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

•

We rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems and security access devices, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

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

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$16,525	$364,673
Marketable investment securities	71,943	185,513
Trade accounts receivable, net of allowance for doubtful accounts of $11,546 and $15,056, respectively	621,516	628,278
Inventory	329,395	320,899
Other current assets	128,206	189,480
Total current assets	1,167,585	1,688,843

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	72,972	72,407
Property and equipment, net	1,510,750	1,632,161
FCC authorizations	636,817	636,275
Other investment securities	115,870	113,460
Other noncurrent assets, net	272,776	236,041
Total noncurrent assets	2,609,185	2,690,344
Total assets	$3,776,770	$4,379,187

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$258,582	$361,759
Advances from affiliates	155,283	—
Deferred revenue and other	696,307	693,595
Accrued programming	1,554,525	1,571,273
Accrued interest	224,309	236,509
Other accrued expenses (Note 8)	745,398	759,639
Current portion of long-term debt and capital lease obligations	30,930	1,064,474
Total current liabilities	3,665,334	4,687,249

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	11,976,985	12,046,173
Deferred tax liabilities	473,227	485,099
Long-term deferred revenue and other long-term liabilities	195,914	207,329
Total long-term obligations, net of current portion	12,646,126	12,738,601
Total liabilities	16,311,460	17,425,850

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,135,553	1,116,848
Accumulated other comprehensive income (loss)	725	935
Accumulated earnings (deficit)	(13,675,844)	(14,168,047)
Total DISH DBS stockholder's equity (deficit)	(12,539,566)	(13,050,264)
Noncontrolling interests	4,876	3,601
Total stockholder’s equity (deficit)	(12,534,690)	(13,046,663)
Total liabilities and stockholder’s equity (deficit)	$3,776,770	$4,379,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Subscriber-related revenue	$3,352,354	$3,512,900	$6,699,951	$7,049,362
Equipment sales and other revenue	40,953	30,912	76,578	65,409
Total revenue	3,393,307	3,543,812	6,776,529	7,114,771

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	2,119,812	2,183,057	4,259,605	4,360,987
Satellite and transmission expenses	161,207	179,059	329,992	369,721
Cost of sales - equipment and other	35,697	24,050	66,006	50,109
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	9,108	22,211	25,038	42,484
Other subscriber acquisition costs	68,734	131,501	145,806	265,558
Subscriber acquisition advertising	105,420	117,907	208,429	243,754
Total subscriber acquisition costs	183,262	271,619	379,273	551,796
General and administrative expenses	183,594	179,298	345,278	304,608
Litigation expense (Note 8)	—	295,695	—	295,695
Depreciation and amortization (Note 6)	160,233	191,314	338,752	373,342
Total costs and expenses	2,843,805	3,324,092	5,718,906	6,306,258

Operating income (loss)	549,502	219,720	1,057,623	808,513

Other Income (Expense):
Interest income	2,899	3,409	5,291	5,696
Interest expense, net of amounts capitalized	(194,777)	(221,943)	(401,872)	(443,234)
Other, net	21,415	2,477	(13,382)	3,425
Total other income (expense)	(170,463)	(216,057)	(409,963)	(434,113)

Income (loss) before income taxes	379,039	3,663	647,660	374,400
Income tax (provision) benefit, net	(91,497)	(97,120)	(156,310)	(226,899)
Net income (loss)	287,542	(93,457)	491,350	147,501
Less: Net income (loss) attributable to noncontrolling interests, net of tax	1,851	2,199	1,467	1,442
Net income (loss) attributable to DISH DBS	$285,691	$(95,656)	$489,883	$146,059

Comprehensive Income (Loss):
Net income (loss)	$287,542	$(93,457)	$491,350	$147,501
Other comprehensive income (loss):
Foreign currency translation adjustments	(657)	639	(257)	846
Unrealized holding gains (losses) on available-for-sale securities	65	(22)	90	(65)
Deferred income tax (expense) benefit, net	(4)	51	(43)	67
Total other comprehensive income (loss), net of tax	(596)	668	(210)	848
Comprehensive income (loss)	286,946	(92,789)	491,140	148,349
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	1,851	2,199	1,467	1,442
Comprehensive income (loss) attributable to DISH DBS	$285,095	$(94,988)	$489,673	$146,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$491,350	$147,501
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	338,752	373,342
Realized and unrealized losses (gains) on investments	17,443	(1,803)
Non-cash, stock-based compensation	18,705	11,863
Deferred tax expense (benefit)	(12,703)	(22,854)
Other, net	(66,827)	12,797
Changes in current assets and current liabilities, net	(126,440)	194,876
Net cash flows from operating activities	660,280	715,722

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	98,085	247
Purchases of property and equipment	(157,593)	(210,030)
Purchases of strategic investments	—	(90,381)
Other, net	5,543	7,044
Net cash flows from investing activities	(53,965)	(293,120)

Cash Flows From Financing Activities:
Redemption and repurchases of senior notes	(1,088,392)	—
Payments made to parent of transferred businesses	—	(7,098)
Advances from affiliates	155,283	—
Repayment of long-term debt and capital lease obligations	(18,569)	(19,052)
Other, net	(2,760)	—
Net cash flows from financing activities	(954,438)	(26,150)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(348,123)	396,452
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	365,066	778,259
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$16,943	$1,174,711

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of June 30, 2018, we had 12.997 million Pay-TV subscribers in the United States, including 10.653 million DISH TV subscribers and 2.344 million Sling TV subscribers.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On February 28, 2017, DISH Network and EchoStar and certain of their respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplink services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”).  In connection with the Share Exchange, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 12 for further information.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, relative standalone selling prices of performance obligations, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, independent third-party retailer incentives, programming expenses and subscriber lives.  Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

As of June 30, 2018 and December 31, 2017, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Our residential video subscribers contract for individual services or combinations of services, as discussed above, the majority of which are generally capable of being distinct and are accounted for as separate performance obligations.  We consider our installations for first time DISH TV subscribers to be a service.  However, since we provide a significant integration service combining the installation with programming services, we have concluded that the installation is not distinct from programming and thus the installation and programming services are accounted for as a single performance obligation.  We generally satisfy these performance obligations and recognize revenue as the services are provided, for example as the programming is broadcast to subscribers, as this best represents the transfer of control of the services to the subscriber.

In cases where a subscriber is charged certain nonrefundable upfront fees, those fees are generally considered to be material rights to the subscriber related to the subscriber’s option to renew without having to pay an additional fee upon renewal.  These fees are deferred and recognized over the estimated period of time during which the fee remains material to the customer, which we estimate to be less than one year.  Revenues arising from our in-home service operations that are separate from the initial installation, such as mounting a TV on a subscriber’s wall, are generally recognized when these services are performed.

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

Contract Balances

The timing of revenue recognition generally differs from the timing of invoicing to customers.  When revenue is recognized prior to invoicing, we record a receivable.  When revenue is recognized subsequent to invoicing, we record deferred revenue.  Our residential video subscribers are typically billed monthly, and the contract balances for those customers arise from the timing of the monthly billing cycle.  We do not adjust the amount of consideration for financing impacts as we apply a practical expedient when we anticipate that the period between transfer of goods and services and eventual payment for those goods and services will be less than one year.  See Note 11 for further information, including balance and activity detail about our allowance for doubtful accounts and deferred revenue related to contracts with subscribers.

Assets recognized related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the three and six months ended June 30, 2018, we capitalized $49 million and $90 million, respectively, under these programs.  The amortization expense related to these programs was $5 million and $8 million, respectively, for the three and six months ended June 30, 2018.  As of June 30, 2018, we had a total of $96 million capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other currents assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

In addition, we are providing additional disclosures comparing the results under previous guidance to those as follows:

Condensed Consolidated Statements of Operations	DISH DBS (as would have been reported under previous standards)	Impact of adopting ASU 2014-09	DISH DBS (as currently reported)
	(In thousands)
For the Three Months Ended June 30, 2018
Subscriber-related revenue	$3,355,068	$(2,714)	$3,352,354
Subscriber-related expenses	$2,122,637	$(2,825)	$2,119,812
Total subscriber acquisition costs	$227,221	$(43,959)	$183,262
Operating income (loss)	$505,432	$44,070	$549,502
Income (loss) before income taxes	$334,969	$44,070	$379,039
Income tax (provision) benefit, net	$(80,425)	$(11,072)	$(91,497)
Net income (loss) attributable to DISH DBS	$252,693	$32,998	$285,691

For the Six Months Ended June 30, 2018
Subscriber-related revenue	$6,711,593	$(11,642)	$6,699,951
Subscriber-related expenses	$4,266,857	$(7,252)	$4,259,605
Total subscriber acquisition costs	$463,530	$(84,257)	$379,273
Operating income (loss)	$977,756	$79,867	$1,057,623
Income (loss) before income taxes	$567,793	$79,867	$647,660
Income tax (provision) benefit, net	$(136,647)	$(19,663)	$(156,310)
Net income (loss) attributable to DISH DBS	$429,679	$60,204	$489,883

Condensed Consolidated Balance Sheets	DISH DBS (as would have been reported under previous standards)	Impact of adopting ASU 2014-09	DISH DBS (as currently reported)
	(In thousands)
As of June 30, 2018
Inventory	$292,871	$36,524	$329,395
Other current assets	$102,099	$26,107	$128,206
Other noncurrent assets, net	$202,698	$70,078	$272,776
Total assets	$3,644,061	$132,709	$3,776,770
Deferred revenue and other	$648,896	$47,411	$696,307
Deferred tax liabilities	$452,772	$20,455	$473,227
Long-term deferred revenue and other long-term liabilities	$193,596	$2,318	$195,914
Total liabilities	$16,241,276	$70,184	$16,311,460
Total stockholder's equity (deficit)	$(12,597,215)	$62,525	$(12,534,690)
Total liabilities and stockholder's equity (deficit)	$3,644,061	$132,709	$3,776,770

The adoption of ASU 2014-09 had no impact to cash flows from operating, investing, and financing activities on our Condensed Consolidated Statements of Cash Flows.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Research and Development

Research and development costs are expensed as incurred.  Research and development costs totaled $6 million and $9 million for the three months ended June 30, 2018 and 2017, respectively.  Research and development costs totaled $12 million and $16 million for the six months ended June 30, 2018 and 2017, respectively.

New Accounting Pronouncements

Leases.  In February 2016, the FASB issued new guidance on the accounting for leases, ASU 2016-02 Leases (“ASU 2016-02”), and has modified the standard thereafter.  The guidance amends the existing accounting standards for lease accounting, including the requirement that lessees recognize right of use assets and lease liabilities initially measured at the present value of the lease payments for all leases with a term of greater than twelve months.  The accounting guidance for lessors remains largely unchanged.  The effective date of this standard for us will be January 1, 2019.  While we have not determined the effect of the standard on our ongoing financial reporting, we currently believe the most significant change will be the recognition of right of use assets and lease liabilities on our Condensed Consolidated Balance Sheets.  We have established a multidisciplinary team to assess the implementation of this guidance and are currently in the process of identifying and implementing changes to our systems, processes, and internal controls to meet the requirements of the standard.

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

3.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Cash paid for interest	$408,284	$443,283
Cash received for interest	2,411	5,696
Cash paid for income taxes	8,388	10,583
Cash paid for income taxes to DISH Network	161,128	242,541
Capitalized interest	542	—
Assets financed under capital lease obligations	142	—

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2018	2017
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Trading/equity (Note 2)	$71,943	$93,367
Other	—	92,146
Total current marketable investment securities	71,943	185,513
Restricted marketable investment securities (1)	72,554	72,014
Total marketable investment securities	144,497	257,527

Restricted cash and cash equivalents (1)	418	393

Other investment securities:
Other investment securities - equity method	115,870	113,460
Total other investment securities	115,870	113,460

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$260,785	$371,380

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

Current Marketable Investment Securities - Trading/Equity

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities – Other

Our current other marketable investment securities portfolio includes investments in various debt instruments including, among others, commercial paper, corporate securities and United States treasury and/or agency securities.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2018 and December 31, 2017, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2018 and December 31, 2017, we had accumulated net unrealized losses of less than $1 million.  These amounts, net of related tax effect, were ~~accumulated net unrealized~~ losses of less than $1 million.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of June 30, 2018				As of December 31, 2017
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$72,301	$—	$(59)	$(59)	$74,788	$22	$(141)	$(119)
Commercial paper	—	—	—	—	24,407	—	(2)	(2)
Corporate securities	—	—	—	—	63,809	—	(29)	(29)
Other	253	—	—	—	1,156	—	—	—
Total	$72,554	$—	$(59)	$(59)	$164,160	$22	$(172)	$(150)

As of June 30, 2018, restricted and non-restricted marketable investment securities included debt securities of $73 million with contractual maturities within one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of June 30, 2018, the unrealized losses related to our investments in debt securities primarily represented investments in United States treasury and agency securities.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	June 30, 2018		December 31, 2017
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt securities:
Less than 12 months	$57,530	$(23)	$109,853	$(53)
12 months or more	14,771	(36)	34,203	(119)
Total	$72,301	$(59)	$144,056	$(172)

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$—	$—	$—	$—	$315,030	$140	$314,890	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$72,301	$72,301	$—	$—	$74,788	$74,788	$—	$—
Commercial paper	—	—	—	—	24,407	—	24,407	—
Corporate securities	—	—	—	—	63,809	—	63,809	—
Other	253	—	253	—	1,156	—	1,156	—

Equity securities	71,943	71,943	—	—	93,367	93,367	—	—
Total	$144,497	$144,244	$253	$—	$257,527	$168,155	$89,372	$—

During the six months ended June 30, 2018, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2018	2017	2018	2017
	(In thousands)
Marketable investment securities - gains (losses) on sales/exchanges	$5,380	$1,803	$6,121	$1,803
Marketable investment securities - unrealized gains (losses) on equity securities	16,441	—	(20,848)	—
Costs related to early redemption of debt	(2,537)	—	(2,716)	—
Equity in earnings	759	1,120	2,205	394
Other	1,372	(446)	1,856	1,228
Total	$21,415	$2,477	$(13,382)	$3,425

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2018	2017
	(In thousands)
Finished goods	$267,602	$248,233
Work-in-process and service repairs	47,498	54,445
Raw materials	14,295	18,221
Total inventory	$329,395	$320,899

6.Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	June 30,	December 31,
	(In Years)	2018	2017
		(In thousands)
Equipment leased to customers	2-5	$2,149,893	$2,264,653
EchoStar XV	15	277,658	277,658
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	2-10	1,719,786	1,680,492
Buildings and improvements	3-40	293,737	292,191
Land	-	14,057	14,057
Construction in progress	-	95,410	92,946
Total property and equipment		5,050,360	5,121,816
Accumulated depreciation		(3,539,610)	(3,489,655)
Property and equipment, net		$1,510,750	$1,632,161

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Equipment leased to customers	$110,377	$140,428	$217,658	$271,545
Satellites	15,262	15,262	30,523	30,523
Buildings, furniture, fixtures, equipment and other	34,594	35,624	90,571	71,274
Total depreciation and amortization	$160,233	$191,314	$338,752	$373,342

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pay-TV Satellites.  We currently utilize 11  satellites in geostationary orbit approximately 22,300 miles above the equator, one of which we own and depreciate over its estimated useful life.  We currently utilize certain capacity on seven satellites that we lease from EchoStar and one satellite that we lease from DISH Network, which are accounted for as operating leases.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

As of June 30, 2018, our pay-TV satellite fleet consisted of the following:

		Degree	Estimated Useful Life
	Launch	Orbital	(Years) / Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	15

Leased from DISH Network (1):
EchoStar XVIII	June 2016	61.5	Month to month

Leased from EchoStar (2):
EchoStar VII (3)	February 2002	119	June 2018
EchoStar IX	August 2003	121	Month to month
EchoStar X (4)	February 2006	110	February 2021
EchoStar XI (4)	July 2008	110	September 2021
EchoStar XIV (4)	March 2010	119	February 2023
EchoStar XVI (5)	November 2012	61.5	January 2023
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II (6)	December 2008	129	January 2019

(1)	See Note 12 for further information on our Related Party Transactions with DISH Network.
(2)	See Note 12 for further information on our Related Party Transactions with EchoStar.
(3)	The satellite capacity agreement for EchoStar VII expired on June 30, 2018.
(4)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(5)	We have the option to renew this lease for an additional five-year period.
(6)

On July 30, 2018, we did not provide notice to renew our lease for the capacity of Ciel II.  Accordingly, our lease for the capacity of Ciel II will expire in January 2019 at the conclusion of the initial term.  There can be no assurance that the expiration of our lease for capacity of Ciel II will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.Long-Term Debt and Capital Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
4 1/4% Senior Notes due 2018 (1)	$—	$—	$1,025,861	$1,031,596
7 7/8% Senior Notes due 2019 (2)	1,337,469	1,391,596	1,400,000	1,501,206
5 1/8% Senior Notes due 2020	1,100,000	1,093,081	1,100,000	1,127,588
6 3/4% Senior Notes due 2021	2,000,000	2,008,440	2,000,000	2,120,480
5 7/8% Senior Notes due 2022	2,000,000	1,887,200	2,000,000	2,014,140
5 % Senior Notes due 2023	1,500,000	1,312,710	1,500,000	1,432,335
5 7/8% Senior Notes due 2024	2,000,000	1,710,580	2,000,000	1,952,220
7 3/4% Senior Notes due 2026	2,000,000	1,765,580	2,000,000	2,118,400
Other notes payable	11,509	11,509	11,509	11,509
Subtotal	11,948,978	$11,180,696	13,037,370	$13,309,474
Unamortized deferred financing costs and debt discounts, net	(26,953)		(31,041)
Capital lease obligations (3)	85,890		104,318
Total long-term debt and capital lease obligations (including current portion)	$12,007,915		$13,110,647

(1)	On April 2, 2018, we redeemed the principal balance of our 4 1/4% Senior Notes due 2018.
(2)	During the six months ended June 30, 2018, we repurchased $62 million of our 7 7/8% Senior Notes due 2019 in open market trades. The remaining balance of $1.338 billion matures on September 1, 2019.
(3)	Disclosure regarding fair value of capital leases is not required.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  In March 2017, DISH Network notified the FCC that it plans to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”).  The first phase of the network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  DISH Network currently expects expenditures for its wireless projects to be between $500 million and $1.0 billion through 2020.  DISH Network currently expects expenditures for the second phase of its network deployment to be approximately $10.0 billion.  As of June 30, 2018, DISH Network has entered into deployment services agreements, master lease agreements and contracts with multiple parties for, among other things, the development, manufacture and/or deployment of towers, wireless radios and chipsets in connection with the first phase of its network deployment.    DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as DISH Network considers its options for the commercialization of its wireless spectrum, it will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network has made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly.  For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 9 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

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

See Note 9 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 for further information.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of June 30, 2018, the remaining obligation of the DISH Network guarantee was $84 million.

As of June 30, 2018, we have not recorded a liability on the balance sheet for this guarantee.

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

Blue Spike, LLC

On July 6, 2018, Blue Spike, LLC (“Blue Spike”) filed a complaint against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of Reissued United States Patent RE44,222E1 (the “222 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; Reissued United States Patent RE44,307 (the “307 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; and United States Patent Nos. 7,287,275B2 (the “275 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 8,473,746 (the “746 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 8,224,705 (the “705 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 7,475,246 (the “246 patent”), entitled “Secure personal content server”; 8,739,295B2 (the “295 patent”), entitled “Secure personal content server”; 9,021,602 (the “602 patent”), entitled “Data Protection and Device”; 9,104,842 (the “842 patent”), entitled “Data Protection and Device”; 9,934,408 (the “408 patent”), entitled “Secure personal content server”; 7,159,116B2 (the “116 patent”), entitled “Systems, methods and devices for trusted transactions” (the “116 patent”); and 8,538,011B2 (the “011 patent”), entitled “Systems, methods and devices for trusted transactions.”  Blue Spike is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  It has filed more than 170 patent infringement cases since 2011.

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

Contemporary Display LLC

On June 4, 2018, Contemporary Display LLC (“Contemporary”) filed a complaint against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C. in the United States District Court for the Western District of Texas.  The complaint alleges infringement of United States Patent No. 6,028,643 (the “643 patent”), entitled “Multiple-Screen Video Adapter with Television Tuner”; United States Patent No. 6,429,903 (the “903 patent”), entitled “Video Adapter for Supporting at Least One Television Monitor”; United States Patent No. 6,492,997 (the “997 patent”), entitled “Method and System for Providing Selectable Programming in a Multi-Screen Mode”; United States Patent No. 7,500,202 (the “202 patent”), “Remote Control for Navigating Through Content in an Organized and Categorized Fashion”; and United States Patent No. 7,809,842 (the “842 patent”), entitled “Transferring Sessions Between Devices.”  The 643 patent and the 903 patent are directed to video adapters for use with multiple displays.  The 997 patent is directed to a system for presenting multiple video programs on a display device simultaneously.  The 202 patent is directed to a remote control for interacting with a set-top box having programmable features and “operational controls” on at least three sides of the remote control.  The 842 patent is directed to a system for managing online communication sessions between multiple devices.  Contemporary is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation.  On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions.  On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims.  On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims.  The litigation in the District Court has been stayed since August 8, 2017 pending resolution of the proceedings at the United States Patent and Trademark Office.  Customedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc.; AT&T, Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Sirius XM Radio Inc.; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 23, 2014, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On April 10, 2015, the Court granted DISH Network L.L.C.’s motion to stay the action in light of DISH Network L.L.C.’s petition and certain other defendants’ petitions pending before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On July 17, 2015, the United States Patent and Trademark Office agreed to institute a proceeding on our petition.  Pursuant to a stipulation between the parties, on April 27, 2016, the Court entered an order of non-infringement and judgment in favor of DISH Network L.L.C.  On June 15, 2016, the United States Patent and Trademark Office entered an order that the patent claims being asserted against DISH Network L.L.C. with respect to the 444 patent are unpatentable.  On August 8, 2016, Dragon filed notices of appeal with respect to the Court’s judgment and the United States Patent and Trademark Office’s decision and, on October 5, 2017, the United States Court of Appeals for the Federal Circuit heard oral argument.  On November 1, 2017, the United States Court of Appeals for the Federal Circuit affirmed the unpatentability of the 444 patent based on the petition filed in the United States Patent and Trademark Office by DISH Network L.L.C., and dismissed as moot the appeal of the order of non-infringement from the District Court.  On December 1, 2017, Dragon IP filed a petition for panel rehearing with the United States Court of Appeals for the Federal Circuit, which the Court of Appeals denied on January 31, 2018.  On March 16, 2018, Dragon IP filed a petition asking the United States Supreme Court to hear a further appeal on the constitutionality of the procedure by which the United States Patent and Trademark Office invalidated the asserted claims of the 444 patent.  That petition was dismissed on June 18, 2018.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Grecia

On March 27, 2015, William Grecia (“Grecia”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,533,860 (the “860 patent”), which is entitled “Personalized Digital Media Access System – PDMAS Part II.”  Grecia alleges that we violate the 860 patent in connection with our digital rights management.  Grecia is the named inventor on the 860 patent.  On June 22, 2015, the case was transferred to the United States District Court for the Northern District of California.  On November 18, 2015, Grecia filed an amended complaint adding allegations that we infringe United States Patent No. 8,402,555 (the “555 patent”), which is entitled “Personalized Digital Media Access System (PDMAS).” Grecia is the named inventor on the 555 patent.  Grecia alleges that we violate the 555 patent in connection with our digital rights management.  Grecia dismissed his action with prejudice on February 3, 2016.

On February 3, 2016, Grecia filed a new complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of California, alleging infringement of United States Patent No. 8,887,308 (the “308 patent”), which is entitled “Digital Cloud Access –  PDMAS Part III,” on which Grecia is also the named inventor.  Grecia alleges that we violate the 308 patent in connection with our DISH Anywhere feature.  On July 29, 2016, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 308 patent.  On January 19, 2017, the United States Patent and Trademark Office declined to institute a proceeding on our petition.  The litigation in the District Court, which had been stayed since June 13, 2016 pending resolution of DISH Network L.L.C.’s petition to the United States Patent and Trademark Office, was further stayed on February 23, 2017 pending a claim construction order from the United States District Court for the Southern District of New York in a separate action in which Grecia is asserting the same patent.

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

Multimedia Content Management LLC

On July 25, 2018, Multimedia Content Management LLC filed a complaint against DISH Network in the United States District Court for the Western District of Texas.  Multimedia Content Management alleges that DISH Network infringes United States Patent No. 8,799,468 (the “468 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” and United States Patent No. 9,465,925 (the “925 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” in connection with impulse pay per view content offerings on certain set-top boxes.  Multimedia Content Management is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Rothschild Broadcast Distribution Systems, LLC

On August 2, 2018, Rothschild Broadcast Distribution Systems, LLC (“Rothschild”) filed a complaint against DISH Network in the United States District Court for the Eastern District of Texas.  The complaint, which accuses the DISH Anywhere feature, alleges infringement of United States Patent 8,856,221 (the “221 patent”), entitled “System and Method for Storing Broadcast Content in a Cloud-based Computing Environment.”  Rothschild has filed more than 35 patent infringement cases since 2015.

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

On June 5, 2017, the Court issued Findings of Fact and Conclusions of Law and entered Judgment ordering DISH Network L.L.C. to pay an aggregate amount of $280 million to the federal and state plaintiffs.  The Court also issued a Permanent Injunction (the “Injunction”) against DISH Network L.L.C. that imposes certain ongoing compliance requirements on DISH Network L.L.C., which include, among other things: (i) the retention of a telemarketing-compliance expert to prepare a plan to ensure that DISH Network L.L.C. and certain independent third-party retailers will continue to comply with telemarketing laws and the Injunction; (ii) certain telemarketing records retention and production requirements; and (iii) certain compliance reporting and monitoring requirements.  In addition to the compliance requirements under the Injunction, within ninety (90) days after the effective date of the Injunction, DISH Network L.L.C. is required to demonstrate that it and certain independent third-party retailers are in compliance with the Safe Harbor Provisions of the TSR and TCPA and have made no prerecorded telemarketing calls during the five (5) years prior to the effective date of the Injunction (collectively, the “Demonstration Requirements”).  If DISH Network L.L.C. fails to prove that it meets the Demonstration Requirements, it will be barred from conducting any outbound telemarketing for two (2) years.  If DISH Network L.L.C. fails to prove that a particular independent third-party retailer meets the Demonstration Requirements, DISH Network L.L.C. will be barred from accepting orders from that independent third-party retailer for two (2) years.  On July 3, 2017, DISH Network L.L.C. filed two motions with the Court:  (1) to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (2) to clarify, alter and amend the Injunction.  On August 10, 2017, the Court:  (a) denied the motion to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (b) allowed, in part, the motion to clarify, alter and amend the Injunction, and entered an Amended Permanent Injunction (the “Amended Injunction”).  Among other things, the Amended Injunction provided DISH Network L.L.C a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH TV goods and services.  On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit, which has scheduled oral argument on September 17, 2018.

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

During the second quarter 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during periods prior to 2017.  Our total accrual at June 30, 2018 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  On April 5, 2018, the Court entered a $61 million judgment in favor of the class.  On May 4, 2018, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit.  During the second quarter 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at June 30, 2018 was $61 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

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

Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint.  Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action.  On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation.  The Special Litigation Committee’s report is due November 13, 2018.

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

Turner Network Sales

On October 6, 2017, Turner Network Sales, Inc. (“Turner”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York.  The operative First Amended Complaint alleges that DISH Network L.L.C. improperly calculated and withheld licensing fees owing to Turner in connection with its carriage of CNN.  On December 14, 2017, DISH Network L.L.C. filed its operative first amended counterclaims against Turner.  In the counterclaims, DISH Network L.L.C. seeks a declaratory judgment that it properly calculated the licensing fees owed to Turner for carriage of CNN, and also alleges claims for unrelated breaches of the parties’ affiliation agreement.

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

On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings.  See Note 9 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 for further information.  On September 7, 2017, the defendants in the Vermont National action filed a motion with the United States District Court for the District of Columbia to further stay the litigation until resolution of the FCC proceedings.  On December 12, 2017, January 29, 2018, May 9, 2018 and July 9, 2018, the Court extended the stay, which is now in effect until the earlier of October 10, 2018 or resolution of the proceedings before the FCC.

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

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Revenue:	2018	2017	2018	2017
	(In thousands)
United States	$3,383,271	$3,532,383	$6,757,022	$7,093,745
Canada and Mexico	10,036	11,429	19,507	21,026
Total revenue	$3,393,307	$3,543,812	$6,776,529	$7,114,771

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Category:	2018	2017	2018	2017
	(In thousands)
Pay-TV video and related revenue	$3,352,354	$3,512,900	$6,699,951	$7,049,362
Equipment sales and other revenue	40,953	30,912	76,578	65,409
Total	$3,393,307	$3,543,812	$6,776,529	$7,114,771

11.Contract Balances

Our valuation and qualifying accounts activity as of June 30, 2018 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
For the six months ended June 30, 2018	$15,056	$47,110	$(50,620)	$11,546

Deferred revenue related to contracts with subscribers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.  Changes in deferred revenue related to contracts with subscribers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2017	$684,119
Recognition of unearned revenue	(3,669,340)
Deferral of revenue	3,669,999
Balance as of June 30, 2018	$684,778

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

12.Related Party Transactions

Related Party Transactions with DISH Network

Broadband, Wireless and Other Operations.  We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations.  During the three months ended June 30, 2018 and 2017, the costs associated with these services were $9 million and $14 million, respectively.  During the six months ended June 30, 2018 and 2017, the costs associated with these services were $20 million and $29 million, respectively.

EchoStar XVIII Satellite.  The EchoStar XVIII satellite was launched on June 18, 2016 and became operational as an in-orbit spare at the 61.5 degree orbital location during the third quarter 2016, at which time we began leasing it from an indirect wholly-owned subsidiary of DISH Network.  During each of the three months and six months ended June 30, 2018 and 2017, we incurred $17 million and $34 million, respectively, of expense related to this satellite.  This amount is recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Related Party Transactions with EchoStar

Following the Spin-off, DISH Network and EchoStar have operated as separate publicly-traded companies and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established by Mr. Ergen for the benefit of his family.

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

“Trade accounts receivable”

As of June 30, 2018 and December 31, 2017, trade accounts receivable from EchoStar was $4 million and $2 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Trade accounts payable”

As of June 30, 2018 and December 31, 2017, trade accounts payable to EchoStar was $9 million and $29 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During each of the three months ended June 30, 2018 and 2017, we received $1 million for services provided to EchoStar.  During the six months ended June 30, 2018 and 2017, we received $5 million and $1 million, respectively, for services provided to EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements.  DISH Network has entered into lease agreements pursuant to which DISH Network leases certain real estate to EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

•

El Paso Lease Agreement.  During 2012, DISH Network began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms.  During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in August 2021.

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

“Satellite and transmission expenses”

During the three months ended June 30, 2018 and 2017, we incurred expenses of $83 million and $88 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  During the six months ended June 30, 2018 and 2017, we incurred expenses of $167 million and $175 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  EchoStar is a supplier of the vast majority of our transponder capacity.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

Satellite Capacity Leased from EchoStar.  We have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  See “Pay-TV Satellites” in Note 6 for further information.  The term of each lease is set forth below:

•

EchoStar VII, X, XI and XIV.  On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar VII, X, XI and XIV satellites.  The term of each satellite capacity agreement generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  The satellite capacity agreement for EchoStar VII expired on June 30, 2018.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

“General and administrative expenses”

During the three months ended June 30, 2018 and 2017, we incurred $6 million and $12 million, respectively, of general and administrative expenses ~~for services provided to us by~~ EchoStar.  During the six months ended June 30, 2018 and 2017, we incurred $11 million and $15 million, respectively, of general and administrative expenses ~~for services provided to us by~~ EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.  For the three months ended June 30, 2018 and 2017, we purchased broadband equipment from HNS of $7 million and $3 million, respectively, under the MSA.  For the six months ended June 30, 2018 and 2017, we purchased broadband equipment from HNS of $17 million and $10 million, respectively, under the MSA.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$25,782	$18,652	$42,625	$36,431

	As of
	June 30,	December 31,
	2018	2017
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$25,524	$16,685
Commitments to NagraStar	$1,166	$4,927

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Sales:
Digital receivers and related components	$176	$312	$456	$1,183
Uplink services	$1,164	$975	$2,198	$1,998

	As of
	June 30,	December 31,
	2018	2017
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$1,964	$3,027

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

As the pay-TV industry is mature, our DISH TV strategy has included an increased emphasis on acquiring and retaining higher quality subscribers,  including subscribers in markets underserved by pay-TV services~~,~~  even if it means that we will acquire and retain fewer overall subscribers.  We evaluate the quality of subscribers based upon a number of factors, including, among others, profitability.  Our DISH TV subscriber base has been declining due to, among other things, this strategy.  There can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.

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

Financial Highlights

2018 Second Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.393 billion
•	Net income attributable to DISH DBS of $286 million
•	Loss of approximately 151,000 net Pay-TV subscribers
•	Loss of approximately 192,000 net DISH TV subscribers
•	Addition of approximately 41,000 net Sling TV subscribers
•	Pay-TV ARPU of $85.54
•	Gross new DISH TV subscriber activations of approximately 278,000
•	DISH TV churn rate of 1.46%
•	DISH TV SAC of $763

Consolidated Financial Condition as of June 30, 2018

•	Cash, cash equivalents and current marketable investment securities of $88 million
•	Total assets of $3.777 billion
•	Total long-term debt and capital lease obligations of $12.008 billion

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Our subsidiaries operate one business segment.

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).    As of June 30, 2018, we had 12.997 million Pay-TV subscribers in the United States, including 10.653 million DISH TV subscribers and 2.344 million Sling TV subscribers.

Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH TV services from our competitors, we offer the Hopper whole-home DVR and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  Our next generation Hopper, the Hopper 3, is available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.

We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and smart phones.  We offer Sling International, Sling Latino and Sling domestic video programming services.  Our domestic Sling TV services have a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously.  We face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Verizon, DirecTV, Sony, YouTube, Fubo and Philo that offer online services distributing movies, television shows and other video programming as well as programmers, such as HBO, CBS, Univision, STARZ and SHOWTIME, that began selling content directly to consumers over the Internet.  Some of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do.  In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings.  Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.  This competition, among other things, has caused the rate of growth in subscribers to our Sling TV services to decrease.  In June 2018, we launched additional Sling TV services which include offering consumers a la carte channel subscriptions, access to pay-per-view events and movies, and access to free content.  There can be no assurance that these additional services will positively affect our results of operations or our net Sling TV subscribers.

As a result of the completion of the Share Exchange with EchoStar, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Share Exchange Agreement

On February 28, 2017, DISH Network and EchoStar and certain of their respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplink services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of Hughes Network Systems, LLC.  In connection with the Share Exchange, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Recent Developments

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services, and may exacerbate the risks described in our public filings.  For example, in October 2016, AT&T announced its acquisition of Time Warner, which was completed in June 2018.  In addition, in December 2017, Walt Disney Company announced its acquisition of certain assets of Twenty-First Century Fox, Inc.  These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.

Also, in April 2018, T-Mobile US, Inc. (“T‑Mobile”) announced its acquisition of Sprint Corporation (“Sprint”).  We cannot predict the practical effect of the impact on us of T-Mobile’s acquisition of Sprint (if approved), including without limitation, the impact of any conditions on us (if any conditions are imposed).  However, it is possible that the outcomes resulting from this acquisition (if approved, with or without conditions) could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Trends

Competition

Competition has intensified in recent years as the pay-TV industry has matured.  With respect to our DISH TV services, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  We incur significant costs to retain our existing DISH TV subscribers, mostly as a result of upgrading their equipment to next generation receivers, primarily including our Hopper receivers, and by providing retention credits.  Our DISH TV subscriber retention costs may vary significantly from period to period.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet.  Our Sling TV services face increased competition from content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunications companies, that are increasing their Internet-based video offerings.  Competition from video content distributed over the Internet includes services with live linear television programming, single programmer offerings and offerings of large libraries of on-demand content, including in many cases original content.  Furthermore, our DISH TV services face increased competition as programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  Significant changes in consumer behavior with regard to the means by which consumers obtain video entertainment and information in response to digital media competition could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose.  Online content providers may cause our subscribers to disconnect our DISH TV services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.

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

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire.  In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  On June 30, 2018, Univision Communications Inc. (“Univision”) removed certain of its channels from our DISH TV and Sling TV programming lineup, after we and Univision were unable to negotiate the terms and conditions of a new programming carriage contract.  In light of, among other things, certain Univision programming being available to consumers through alternative methods including over the air antennas and directly from Univision over the Internet, the current state of our negotiations with Univision and the duration of the absence of these Univision channels from our programming lineups, this removal could become permanent.  While we cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate resulting from this programming removal, we may suffer lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses, among other things.  As a result, there can be no assurance that the removal of these Univision channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our DISH TV churn rate and how successful we are at retaining our current Pay-TV subscribers.  To the extent we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our subscriber-related margins.  To the extent our “Subscriber-related expenses” grow faster than our “Subscriber-related revenue,” the amount of cash flow that is generated per existing subscriber is reduced. Recently, our subscriber-related margins have been reduced by, among other things, a shift to lower priced Pay-TV programming packages and higher programming costs. The third factor is the rate at which we acquire new subscribers.  The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers. Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period. Finally, our future cash flow is impacted by the rate at which we make general investments, incur litigation expense and any cash flow from financing activities.    Recently, declines in our Pay-TV subscriber base and subscriber-related margins have negatively impacted our cash flow, which has been partially offset by the short-term benefit of less upfront cash outflows related to acquiring fewer new subscribers.  There can be no assurance that the short-term benefit of less upfront cash outflows related to acquiring fewer new subscribers will continue in the future.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Future Liquidity

Debt Maturity

During the first quarter 2018, we repurchased $56 million of our 4 1/4% Senior Notes due 2018 in open market trades.  The remaining balance of $969 million were redeemed on April 2, 2018.

During the six months ended June 30, 2018, we repurchased $62 million of our 7 7/8% Senior Notes due 2019 in open market trades.  The remaining balance of $1.338 billion matures on September 1, 2019.  We expect to fund the remaining obligation from cash and marketable investment securities balances at that time and/or advances from our parent, DISH Network.  But, depending on market conditions, we may refinance the remaining obligation, in whole or in part.

Wireless

Since 2008, DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH Network Spectrum.  DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  In March 2017, DISH Network notified the Federal Communications Commission (“FCC”) that it plans to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”).  The first phase of the network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  DISH Network currently expects expenditures for its wireless projects to be between $500 million and $1.0 billion through 2020.  DISH Network currently expects expenditures for the second phase of its network deployment to be approximately $10.0 billion.  As of June 30, 2018, DISH Network has entered into deployment services agreements, master lease agreements and contracts with multiple parties for, among other things, the development, manufacture and/or deployment of towers, wireless radios and chipsets in connection with the first phase of its network deployment.    DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as DISH Network considers its options for the commercialization of its wireless spectrum, it will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly.  For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 9 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

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

See Note 9 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 for further information.

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

New Accounting Pronouncements

Leases. In February 2016, the FASB issued new guidance on the accounting for leases, ASU 2016-02 Leases (“ASU 2016-02”), and has modified the standard thereafter.  The guidance amends the existing accounting standards for lease accounting, including the requirement that lessees recognize right of use assets and lease liabilities initially measured at the present value of the lease payments for all leases with a term of greater than twelve months.  The accounting guidance for lessors remains largely unchanged.  The effective date of this standard for us will be January 1, 2019.  While we have not determined the effect of the standard on our ongoing financial reporting, we currently believe the most significant change will be the recognition of right of use assets and lease liabilities on our Condensed Consolidated Balance Sheets.  We have established a multidisciplinary team to assess the implementation of this guidance and are currently in the process of identifying and implementing changes to our systems, processes, and internal controls to meet the requirements of the standard.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, local, premium movie, pay-per-view, Latino and international subscriptions; equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our in-home service operations; warranty services; and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to independent third-party retailers and other independent third-party distributors of our equipment, sales of digital receivers and related components to third-party pay-TV providers and revenue from services and other agreements with EchoStar.

Subscriber-related expenses.  “Subscriber-related expenses” principally include programming expenses, which represent a substantial majority of these expenses.  “Subscriber-related expenses” also include costs for Pay-TV services incurred in connection with our subscriber retention, in-home service and call center operations, billing costs, refurbishment and repair costs related to DBS receiver systems and other variable subscriber expenses.

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

Subscriber acquisition costs.  While we primarily lease DBS receiver systems, we also subsidize certain costs to attract new subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of DBS receiver systems to independent third-party retailers and other independent third-party distributors of our equipment, the cost of subsidized sales of DBS receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  Our “Subscriber acquisition costs” also includes costs associated with acquiring Sling TV subscribers including, among other things, costs related to acquisition advertising and our direct sales efforts and commissions.  Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors, which were previously expensed as “Subscriber acquisition costs.”  These amounts are now initially capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

DISH TV SAC.  Subscriber acquisition cost measures are commonly used by those evaluating traditional companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new DISH TV subscriber activation,” or DISH TV SAC, and we believe presentations of pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our DISH TV SAC has historically been calculated as “Subscriber acquisition costs,” excluding “Subscriber acquisition costs” associated with our Sling TV services, plus the value of equipment capitalized under our lease program for new DISH TV subscribers, divided by gross new DISH TV subscriber activations.  Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors, which were previously expensed as “Subscriber acquisition costs.”  These amounts are now initially capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  As such, as of January 1, 2018 our DISH TV SAC is calculated as “Subscriber acquisition costs,” excluding “Subscriber acquisition costs” associated with our Sling TV services, plus capitalized payments made under certain sales incentive programs, excluding amortization related to these payments, plus the value of equipment capitalized under our lease program for new DISH TV subscribers, divided by gross new DISH TV subscriber activations.  We include all the costs of acquiring DISH TV subscribers (e.g., subsidized and capitalized equipment) as we believe it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new DISH TV subscribers in our calculation, including DISH TV subscribers added with little or no subscriber acquisition costs.

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

Other, net.  The main components of “Other, net” are gains and losses realized on the sale of investments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of certain marketable investment securities and equity in earnings and losses of our affiliates.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2018	2017	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,352,354	$3,512,900	$(160,546)	(4.6)
Equipment sales and other revenue	40,953	30,912	10,041	32.5
Total revenue	3,393,307	3,543,812	(150,505)	(4.2)

Costs and Expenses:
Subscriber-related expenses	2,119,812	2,183,057	(63,245)	(2.9)
% of Subscriber-related revenue	63.2%	62.1%
Satellite and transmission expenses	161,207	179,059	(17,852)	(10.0)
% of Subscriber-related revenue	4.8%	5.1%
Cost of sales - equipment and other	35,697	24,050	11,647	48.4
Subscriber acquisition costs	183,262	271,619	(88,357)	(32.5)
General and administrative expenses	183,594	179,298	4,296	2.4
% of Total revenue	5.4%	5.1%
Litigation expense	—	295,695	(295,695)	*
Depreciation and amortization	160,233	191,314	(31,081)	(16.2)
Total costs and expenses	2,843,805	3,324,092	(480,287)	(14.4)

Operating income (loss)	549,502	219,720	329,782	*

Other Income (Expense):
Interest income	2,899	3,409	(510)	(15.0)
Interest expense, net of amounts capitalized	(194,777)	(221,943)	27,166	12.2
Other, net	21,415	2,477	18,938	*
Total other income (expense)	(170,463)	(216,057)	45,594	21.1

Income (loss) before income taxes	379,039	3,663	375,376	*
Income tax (provision) benefit, net	(91,497)	(97,120)	5,623	5.8
Effective tax rate	24.1%	2,651.4%
Net income (loss)	287,542	(93,457)	380,999	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	1,851	2,199	(348)	(15.8)
Net income (loss) attributable to DISH DBS	$285,691	$(95,656)	$381,347	*

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.997	13.332	(0.335)	(2.5)
DISH TV subscribers, as of period end (in millions)	10.653	11.516	(0.863)	(7.5)
Sling TV subscribers, as of period end (in millions)	2.344	1.816	0.528	29.1
Pay-TV subscriber additions (losses), net (in millions)	(0.151)	(0.196)	0.045	23.0
DISH TV subscriber additions (losses), net (in millions)	(0.192)	(0.316)	0.124	39.2
Sling TV subscriber additions (losses), net (in millions)	0.041	0.120	(0.079)	(65.8)
Pay-TV ARPU	$85.54	$87.25	$(1.71)	(2.0)
DISH TV subscriber additions, gross (in millions)	0.278	0.324	(0.046)	(14.2)
DISH TV churn rate	1.46%	1.83%	(0.37)%	(20.2)
DISH TV SAC	$763	$806	$(43)	(5.3)
EBITDA	$729,299	$411,312	$317,987	77.3

*  Percentage is not meaningful.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  We lost approximately 151,000 net Pay-TV subscribers during the three months ended June 30, 2018 compared to the loss of approximately 196,000 net Pay-TV subscribers during the same period in 2017.  The decrease in net Pay-TV subscriber losses during the three months ended June 30, 2018 resulted from fewer net DISH TV subscriber losses, partially offset by fewer net Sling TV subscriber additions.  We lost approximately 192,000 net DISH TV subscribers during the three months ended June 30, 2018 compared to the loss of approximately 316,000 net DISH TV subscribers during the same period in 2017.  This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.  We added approximately 41,000 net Sling TV subscribers during the three months ended June 30, 2018 compared to the addition of approximately 120,000 net Sling TV subscribers during the same period in 2017.  This decrease in net Sling TV subscriber additions is primarily related to a higher number of customer disconnects on a larger Sling TV subscriber base and to increased competition, including competition from other OTT service providers.

Our DISH TV churn rate for the three months ended June 30, 2018 was 1.46% compared to 1.83% for the same period in 2017.  This decrease primarily resulted from our increased emphasis on acquiring and retaining higher quality subscribers.  Our DISH TV churn rate is impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the three months ended June 30, 2018, we activated approximately 278,000 gross new DISH TV subscribers compared to approximately 324,000 gross new DISH TV subscribers during the same period in 2017, a decrease of 14.2%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH TV subscribers, including an increased emphasis on acquiring higher quality subscribers.

During September 2017, Hurricane Maria caused extraordinary damage in Puerto Rico and the U.S. Virgin Islands, resulting in a widespread loss of power and infrastructure.  Given the devastation and loss of power, substantially all customers in those areas were unable to receive our service as of September 30, 2017.  In an effort to ensure customers would not be charged for services they were unable to receive, we proactively paused service for those customers.  Accordingly, we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count as of September 30, 2017.  During the fourth quarter 2017, 75,000 of these customers reactivated.  During the three and six months ended June 30, 2018, 5,000 and 29,000 of these customers reactivated, respectively.  We incurred certain costs in connection with the re-activation of these returning subscribers, and accordingly, these returning customers were recorded as gross new DISH TV subscriber activations with the corresponding costs recorded in “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and/or in “Purchases of property and equipment” on our Condensed Consolidated Statements of Cash Flows.  We cannot predict when the remaining subscribers in Puerto Rico and the U.S. Virgin Islands discussed above will be able to receive service, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return.  Although we continue to assess the potential impact of Hurricane Maria on our subscriber base, the impact of the hurricane did not have a material effect on our overall financial position or results of operations.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.352 billion for the three months ended June 30, 2018, a decrease of $161 million or 4.6% compared to the same period in 2017.  The decrease in “Subscriber-related revenue” from the same period in 2017 was primarily related to a lower average Pay-TV subscriber base and the decrease in Pay-TV ARPU discussed below.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $85.54 during the three months ended June 30, 2018 versus $87.25 during the same period in 2017.  The $1.71 or 2.0% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base and a shift in DISH TV programming package mix to lower priced programming packages.    Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH TV programming package price increases in February 2018 and 2017 and an increase in revenue per subscriber related to our Sling TV services.  Pay-TV ARPU for the three months ended June 30, 2017 was positively impacted by a pay-per-view event.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.120 billion during the three months ended June 30, 2018, a decrease of $63 million or 2.9% compared to the same period in 2017.  The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber, partially offset by higher programming costs per subscriber.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” represented 63.2% and 62.1% of “Subscriber-related revenue” during the three months ended June 30, 2018 and 2017, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs per subscriber, discussed above.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $183 million during the three months ended June 30, 2018, a decrease of $88 million or 32.5% compared to the same period in 2017.  This change was primarily attributable to the adoption of ASU 2014-09 and fewer gross new DISH TV subscriber activations.  Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors.  These amounts were previously expensed as “Subscriber acquisition costs.”  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH TV SAC.  DISH TV SAC was $763 during the three months ended June 30, 2018 compared to $806 during the same period in 2017, a decrease of $43 or 5.3%.  This change was primarily attributable to a decrease in advertising costs per activation and the reactivation of subscribers in Puerto Rico during the three months ended June 30, 2018.  The expenses we incurred for the reactivation of subscribers in Puerto Rico were lower on a per subscriber basis than those incurred for the remaining gross new DISH TV subscriber activations during the three months ended June 30, 2018.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

During the three months ended June 30, 2018 and 2017, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $34 million and $35 million, respectively.  This decrease in capital expenditures under our lease program for new DISH TV subscribers resulted primarily from fewer gross new DISH TV subscriber activations and a decrease in hardware costs per activation, discussed above.

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

Depreciation and amortization.  “Depreciation and amortization” expense totaled $160 million during the three months ended June 30, 2018, a $31 million or 16.2% decrease compared to the same period in 2017.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH branded pay-TV subscribers.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $195 million during the three months ended June 30, 2018, a decrease of $27 million compared to the same period in 2017.  This decrease was primarily related to a reduction in interest expense resulting from debt redemptions during 2018 and 2017.

Other, net.  “Other, net” income was $21 million during the three months ended June 30, 2018 compared to $2 million for the same period in 2017.  This change primarily resulted from an increase in net realized and/or unrealized gains on our marketable investment securities.  See Note 4 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.    EBITDA was $729 million during the three months ended June 30, 2018, an increase of $318 million or 77.3% compared to the same period in 2017.  The increase in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  These changes in operating income include a $44 million positive impact related to the adoption of ASU 2014-09.  EBITDA for the three months ended June 30, 2017 was negatively impacted by “Litigation expense” of $296 million.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	June 30,
	2018	2017
	(In thousands)
EBITDA	$729,299	$411,312
Interest, net	(191,878)	(218,534)
Income tax (provision) benefit, net	(91,497)	(97,120)
Depreciation and amortization	(160,233)	(191,314)
Net income (loss) attributable to DISH DBS	$285,691	$(95,656)

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Income tax (provision) benefit, net.  Our income tax provision was $91 million during the three months ended June 30, 2018,  a decrease of $6 million compared to the same period in 2017.  The decrease in the provision was primarily related to a decrease in our effective tax rate as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), which, among other things, lowered the federal statutory corporate tax rate from 35% to 21%.  In addition, our effective tax rate was negatively impacted by $255 million of “Litigation expense” related to the FTC Action during the three months ended June 30, 2017, as any eventual payments of this expense may not be deductible for income tax purposes.  The tax deductibility of any eventual payments may change based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2018	2017	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$6,699,951	$7,049,362	$(349,411)	(5.0)
Equipment sales and other revenue	76,578	65,409	11,169	17.1
Total revenue	6,776,529	7,114,771	(338,242)	(4.8)

Cost and Expenses:
Subscriber-related expenses	4,259,605	4,360,987	(101,382)	(2.3)
% of Subscriber-related revenue	63.6%	61.9%
Satellite and transmission expenses	329,992	369,721	(39,729)	(10.7)
% of Subscriber-related revenue	4.9%	5.2%
Cost of sales - equipment and other	66,006	50,109	15,897	31.7
Subscriber acquisition costs	379,273	551,796	(172,523)	(31.3)
General and administrative expenses	345,278	304,608	40,670	13.4
% of Total revenue	5.1%	4.3%
Litigation expense	—	295,695	(295,695)	*
Depreciation and amortization	338,752	373,342	(34,590)	(9.3)
Total costs and expenses	5,718,906	6,306,258	(587,352)	(9.3)

Operating income (loss)	1,057,623	808,513	249,110	30.8

Other Income (Expense):
Interest income	5,291	5,696	(405)	(7.1)
Interest expense, net of amounts capitalized	(401,872)	(443,234)	41,362	9.3
Other, net	(13,382)	3,425	(16,807)	*
Total other income (expense)	(409,963)	(434,113)	24,150	5.6

Income (loss) before income taxes	647,660	374,400	273,260	73.0
Income tax (provision) benefit, net	(156,310)	(226,899)	70,589	31.1
Effective tax rate	24.1%	60.6%
Net income (loss)	491,350	147,501	343,849	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	1,467	1,442	25	1.7
Net income (loss) attributable to DISH DBS	$489,883	$146,059	$343,824	*

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.997	13.332	(0.335)	(2.5)
DISH TV subscribers, as of period end (in millions)	10.653	11.516	(0.863)	(7.5)
Sling TV subscribers, as of period end (in millions)	2.344	1.816	0.528	29.1
Pay-TV subscriber additions (losses), net (in millions)	(0.245)	(0.339)	0.094	27.7
DISH TV subscriber additions (losses), net (in millions)	(0.377)	(0.654)	0.277	42.4
Sling TV subscriber additions (losses), net (in millions)	0.132	0.315	(0.183)	(58.1)
Pay-TV ARPU	$85.01	$86.90	$(1.89)	(2.2)
DISH TV subscriber additions, gross (in millions)	0.575	0.676	(0.101)	(14.9)
DISH TV churn rate	1.46%	1.87%	(0.41)%	(21.9)
DISH TV SAC	$734	$784	$(50)	(6.4)
EBITDA	$1,381,526	$1,183,838	$197,688	16.7

*  Percentage is not meaningful.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.    We lost approximately 245,000 net Pay-TV subscribers during the six months ended June 30, 2018 compared to the loss of approximately 339,000 net Pay-TV subscribers during the same period in 2017.  The decrease in net Pay-TV subscriber losses during the six months ended June 30, 2018 resulted from fewer net DISH TV subscriber losses, partially offset by fewer net Sling TV subscriber additions.  We lost approximately 377,000 net DISH TV subscribers during the six months ended June 30, 2018 compared to the loss of approximately 654,000 net DISH TV subscribers during the same period in 2017.  This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.  We added approximately 132,000 net Sling TV subscribers during the six months ended June 30, 2018 compared to the addition of approximately 315,000 net Sling TV subscribers during the same period in 2017.  This decrease in net Sling TV subscriber additions is primarily related to a higher number of customer disconnects on a larger Sling TV subscriber base and to increased competition, including competition from other OTT service providers.

Our DISH TV churn rate for the six months ended June 30, 2018 was 1.46% compared to 1.87% for the same period in 2017.  This decrease primarily resulted from our increased emphasis on acquiring and retaining higher quality subscribers.  Our DISH TV churn rate is impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the six months ended June 30, 2018, we activated approximately 575,000 gross new DISH TV subscribers compared to approximately 676,000 gross new DISH TV subscribers during the same period in 2017, a decrease of 14.9%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH TV subscribers, including an increased emphasis on acquiring higher quality subscribers.

During September 2017, Hurricane Maria caused extraordinary damage in Puerto Rico and the U.S. Virgin Islands, resulting in a widespread loss of power and infrastructure.  Given the devastation and loss of power, substantially all customers in those areas were unable to receive our service as of September 30, 2017.  In an effort to ensure customers would not be charged for services they were unable to receive, we proactively paused service for those customers.  Accordingly, we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count as of September 30, 2017.  During the fourth quarter 2017, 75,000 of these customers reactivated.  During the three and six months ended June 30, 2018, 5,000 and 29,000 of these customers reactivated, respectively. We incurred certain costs in connection with the re-activation of these returning subscribers, and accordingly, these returning customers were recorded as gross new DISH TV subscriber activations with the corresponding costs recorded in “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and/or in “Purchases of property and equipment” on our Condensed Consolidated Statements of Cash Flows.  We cannot predict when the remaining subscribers in Puerto Rico and the U.S. Virgin Islands discussed above will be able to receive service, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return.  Although we continue to assess the potential impact of Hurricane Maria on our subscriber base, the impact of the hurricane did not have a material effect on our overall financial position or results of operations.

In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV subscriber churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $6.700 billion for the six months ended June 30, 2018, a decrease of $349 million or 5.0% compared to the same period in 2017.  The decrease in “Subscriber-related revenue” from the same period in 2017 was primarily related to a lower average Pay-TV subscriber base and the decrease in Pay-TV ARPU discussed below.  We expect these trends in “Subscriber-related revenue” to continue.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV ARPU.    Pay-TV ARPU was $85.01 during the six months ended June 30, 2018 versus $86.90 during the same period in 2017.  The $1.89 or 2.2% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base and a shift in DISH TV programming package mix to lower priced programming packages.  Pay-TV ARPU was also negatively impacted by the adoption of ASU 2014-09 on January 1, 2018.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH TV programming package price increases in February 2018 and 2017 and an increase in revenue per subscriber related to our Sling TV services.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $4.260 billion during the six months ended June 30, 2018, a decrease of $101 million or 2.3% compared to the same period in 2017.  The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber, partially offset by higher programming costs per subscriber.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” represented 63.6% and 61.9% of “Subscriber-related revenue” during the six months ended June 30, 2018 and 2017, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs per subscriber, discussed above.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $379 million during the six months ended June 30, 2018, a decrease of $173 million or 31.3% compared to the same period in 2017.  This change was primarily attributable to the adoption of ASU 2014-09 and fewer gross new DISH TV subscriber activations.  Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors.  These amounts were previously expensed as “Subscriber acquisition costs.”  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH TV SAC.  DISH TV SAC was $734 during the six months ended June 30, 2018 compared to $784 during the same period in 2017, a decrease of $50 or 6.4%.  This change was primarily attributable to a decrease in hardware costs per activation, a decrease in advertising costs per activation and the reactivation of subscribers in Puerto Rico during the six months ended June 30, 2018.  The expenses we incurred for the reactivation of subscribers in Puerto Rico were lower on a per subscriber basis than those incurred for the remaining gross new DISH TV subscriber activations during the six months ended June 30, 2018.  The decrease in hardware costs per activation was primarily due to a higher percentage of remanufactured receivers being activated on new DISH TV subscriber accounts.

During the six months ended June 30, 2018 and 2017, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $55 million and $77 million, respectively.  This decrease in capital expenditures under our lease program for new DISH TV subscribers resulted primarily from fewer gross new DISH TV subscriber activations and a decrease in hardware costs per activation, discussed above.

General and administrative expenses.  “General and administrative expenses” totaled $345 million during the six months ended June 30, 2018, a $41 million or 13.4% increase compared to the same period in 2017.  This change was primarily related to the positive impact from the reimbursement of legal fees during 2017.

Litigation expense.  “Litigation expense” related to certain significant legal settlements, judgments or accruals totaled $296 million during the six months ended June 30, 2017.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $339 million during the six months ended June 30, 2018, a $35 million or 9.3% decrease compared to the same period in 2017.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH branded pay-TV subscribers.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $402 million during the six months ended June 30, 2018, a decrease of $41 million compared to the same period in 2017.  This decrease was primarily related to a reduction in interest expense resulting from debt redemptions during 2018 and 2017.

Earnings before interest, taxes, depreciation and amortization.    EBITDA was $1.382 billion during the six months ended June 30, 2018, an increase of $198 million or 16.7% compared to the same period in 2017.  The increase in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  These changes in operating income include an $80 million positive impact related to the adoption of ASU 2014-09.  EBITDA for the six months ended June 30, 2017 was negatively impacted by “Litigation expense” of $296 million.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months Ended
	June 30,
	2018	2017
	(In thousands)
EBITDA	$1,381,526	$1,183,838
Interest, net	(396,581)	(437,538)
Income tax (provision) benefit, net	(156,310)	(226,899)
Depreciation and amortization	(338,752)	(373,342)
Net income (loss) attributable to DISH DBS	$489,883	$146,059

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

Income tax (provision) benefit, net.  Our income tax provision was $156 million during the six months ended June 30, 2018,  a decrease of $71 million compared to the same period in 2017.  The decrease in the provision was primarily related to a decrease in our effective tax rate as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), which, among other things, lowered the federal statutory corporate tax rate from 35% to 21%.  In addition, our effective tax rate was negatively impacted by $255 million of “Litigation expense” related to the FTC Action during the six months ended June 30, 2017, as any eventual payments of this expense may not be deductible for income tax purposes.  The tax deductibility of any eventual payments may change based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

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

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended June 30, 2018, filed on August 10, 2018, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  August 10, 2018