Form 10-Q
period 2018-09-30
DISH DBS CORP
filed 2018-11-14
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

(303) 723-1000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of November 9, 2018, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10‑Q and is therefore filing this Form 10‑Q with the reduced disclosure format.

PART I — FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2018 and December 31, 2017 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Narrative Analysis of Results of Operations	43

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	62

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	63

Item 1A.	Risk Factors	63

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	63

	Signatures	64

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

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$126,436	$364,673
Marketable investment securities	68,509	185,513
Trade accounts receivable, net of allowance for doubtful accounts of $12,897 and $15,056, respectively	651,914	628,278
Inventory	304,903	320,899
Other current assets	125,871	189,480
Total current assets	1,277,633	1,688,843

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	67,199	72,407
Property and equipment, net	1,446,165	1,632,161
FCC authorizations	637,081	636,275
Other investment securities	109,546	113,460
Other noncurrent assets, net	284,681	236,041
Total noncurrent assets	2,544,672	2,690,344
Total assets	$3,822,305	$4,379,187

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$240,255	$361,759
Deferred revenue and other	674,113	693,595
Accrued programming	1,535,187	1,571,273
Accrued interest	187,788	236,509
Other accrued expenses (Note 8)	781,896	759,639
Current portion of long-term debt and capital lease obligations	1,363,415	1,064,474
Total current liabilities	4,782,654	4,687,249

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	10,635,643	12,046,173
Deferred tax liabilities	470,164	485,099
Long-term deferred revenue and other long-term liabilities	187,166	207,329
Total long-term obligations, net of current portion	11,292,973	12,738,601
Total liabilities	16,075,627	17,425,850

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,141,596	1,116,848
Accumulated other comprehensive income (loss)	(633)	935
Accumulated earnings (deficit)	(13,394,572)	(14,168,047)
Total DISH DBS stockholder's equity (deficit)	(12,253,609)	(13,050,264)
Noncontrolling interests	287	3,601
Total stockholder’s equity (deficit)	(12,253,322)	(13,046,663)
Total liabilities and stockholder’s equity (deficit)	$3,822,305	$4,379,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Subscriber-related revenue	$3,288,754	$3,459,439	$9,988,705	$10,508,801
Equipment sales and other revenue	45,690	32,120	122,268	97,529
Total revenue	3,334,444	3,491,559	10,110,973	10,606,330

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	2,088,244	2,182,555	6,347,849	6,543,542
Satellite and transmission expenses	152,017	174,787	482,009	544,508
Cost of sales - equipment and other	40,267	21,563	106,273	71,672
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	7,914	15,660	32,952	58,144
Other subscriber acquisition costs	73,614	153,465	219,420	419,023
Subscriber acquisition advertising	105,350	146,565	313,779	390,319
Total subscriber acquisition costs	186,878	315,690	566,151	867,486
General and administrative expenses	161,577	182,679	506,855	487,287
Litigation expense (Note 8)	—	—	—	295,695
Depreciation and amortization (Note 6)	163,022	189,726	501,774	563,068
Total costs and expenses	2,792,005	3,067,000	8,510,911	9,373,258

Operating income (loss)	542,439	424,559	1,600,062	1,233,072

Other Income (Expense):
Interest income	1,023	2,193	6,314	7,889
Interest expense, net of amounts capitalized	(196,039)	(212,655)	(597,911)	(655,889)
Other, net	25,470	40,259	12,088	43,684
Total other income (expense)	(169,546)	(170,203)	(579,509)	(604,316)

Income (loss) before income taxes	372,893	254,356	1,020,553	628,756
Income tax (provision) benefit, net	(90,689)	(94,426)	(246,999)	(321,325)
Net income (loss)	282,204	159,930	773,554	307,431
Less: Net income (loss) attributable to noncontrolling interests, net of tax	932	1,506	2,399	2,948
Net income (loss) attributable to DISH DBS	$281,272	$158,424	$771,155	$304,483

Comprehensive Income (Loss):
Net income (loss)	$282,204	$159,930	$773,554	$307,431
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,372)	232	(1,629)	1,078
Unrealized holding gains (losses) on available-for-sale securities	18	118	108	53
Deferred income tax (expense) benefit, net	(4)	(43)	(47)	24
Total other comprehensive income (loss), net of tax	(1,358)	307	(1,568)	1,155
Comprehensive income (loss)	280,846	160,237	771,986	308,586
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	932	1,506	2,399	2,948
Comprehensive income (loss) attributable to DISH DBS	$279,914	$158,731	$769,587	$305,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$773,554	$307,431
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	501,774	563,068
Realized and unrealized losses (gains) on investments	(13,134)	(41,509)
Non-cash, stock-based compensation	24,748	20,619
Deferred tax expense (benefit)	(15,762)	(9,025)
Other, net	(76,333)	4,714
Changes in current assets and current liabilities, net	(200,281)	205,960
Net cash flows from operating activities	994,566	1,051,258

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	126,084	(50,620)
Purchases of property and equipment	(254,461)	(319,445)
Purchases of strategic investments	—	(90,381)
Other, net	15,998	19,300
Net cash flows from investing activities	(112,379)	(441,146)

Cash Flows From Financing Activities:
Redemption and repurchases of senior notes	(1,088,392)	(900,000)
Payments made to parent of transferred businesses	—	(7,098)
Repayment of long-term debt and capital lease obligations	(29,275)	(29,858)
Other, net	(2,760)	(349)
Net cash flows from financing activities	(1,120,427)	(937,305)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(238,240)	(327,193)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	365,066	778,259
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$126,826	$451,066

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  As a result of the completion of the Share Exchange with EchoStar, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.  See Note 2 and Note 12 for further information.    The Sling branded pay-TV services consist of, among other things, multichannel, live, linear streaming OTT Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of September 30, 2018, we had 12.656 million Pay-TV subscribers in the United States, including 10.286 million DISH TV subscribers and 2.370 million Sling TV subscribers.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On February 28, 2017, DISH Network and EchoStar and certain of their respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplink services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of Hughes Network Systems, L.L.C. (“HNS”), a wholly-owned subsidiary of Hughes.  In connection with the Share Exchange, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 12 for further information.

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

As of September 30, 2018 and December 31, 2017, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

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

Assets recognized related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the three and nine months ended September 30, 2018, we capitalized $51 million and $141 million, respectively, under these programs.  The amortization expense related to these programs was $9 million and $17 million, respectively, for the three and nine months ended September 30, 2018.  As of September 30, 2018, we had a total of $138 million capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other currents assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

In addition, we are providing additional disclosures comparing the results under previous guidance to those as follows:

Condensed Consolidated Statements of Operations	DISH DBS (as would have been reported under previous standards)	Impact of adopting ASU 2014-09	DISH DBS (as currently reported)
	(In thousands)
For the Three Months Ended September 30, 2018
Subscriber-related revenue	$3,291,452	$(2,698)	$3,288,754
Subscriber-related expenses	$2,091,481	$(3,237)	$2,088,244
Total subscriber acquisition costs	$227,686	$(40,808)	$186,878
Operating income (loss)	$501,092	$41,347	$542,439
Income (loss) before income taxes	$331,546	$41,347	$372,893
Income tax (provision) benefit, net	$(80,521)	$(10,168)	$(90,689)
Net income (loss) attributable to DISH DBS	$250,093	$31,179	$281,272

For the Nine Months Ended September 30, 2018
Subscriber-related revenue	$10,003,045	$(14,340)	$9,988,705
Subscriber-related expenses	$6,358,338	$(10,489)	$6,347,849
Total subscriber acquisition costs	$691,216	$(125,065)	$566,151
Operating income (loss)	$1,478,848	$121,214	$1,600,062
Income (loss) before income taxes	$899,339	$121,214	$1,020,553
Income tax (provision) benefit, net	$(217,168)	$(29,831)	$(246,999)
Net income (loss) attributable to DISH DBS	$679,772	$91,383	$771,155

Condensed Consolidated Balance Sheets	DISH DBS (as would have been reported under previous standards)	Impact of adopting ASU 2014-09	DISH DBS (as currently reported)
	(In thousands)
As of September 30, 2018
Inventory	$273,186	$31,717	$304,903
Other current assets	$87,262	$38,609	$125,871
Other noncurrent assets, net	$185,775	$98,906	$284,681
Total assets	$3,653,073	$169,232	$3,822,305
Deferred revenue and other	$631,635	$42,478	$674,113
Deferred tax liabilities	$439,541	$30,623	$470,164
Long-term deferred revenue and other long-term liabilities	$184,739	$2,427	$187,166
Total liabilities	$16,000,099	$75,528	$16,075,627
Total stockholder's equity (deficit)	$(12,347,026)	$93,704	$(12,253,322)
Total liabilities and stockholder's equity (deficit)	$3,653,073	$169,232	$3,822,305

The adoption of ASU 2014-09 had no impact to cash flows from operating, investing and financing activities on our Condensed Consolidated Statements of Cash Flows.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Research and Development

Research and development costs are expensed as incurred.  Research and development costs totaled $6 million and $8 million for the three months ended September 30, 2018 and 2017, respectively.  Research and development costs totaled $18 million and $24 million for the nine months ended September 30, 2018 and 2017, respectively.

New Accounting Pronouncements

Leases.    In February 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”), and has modified the standard thereafter.  ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring that lessees recognize right of use assets and lease liabilities for the vast majority of leases.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  The accounting guidance for lessors remains largely unchanged.

The effective date of this standard for us will be January 1, 2019, at which time we plan to adopt the standard using the modified retrospective approach with a cumulative-effect adjustment to opening retained earnings recorded at the beginning of the period of adoption.  Therefore, upon adoption, we will recognize and measure leases without revising comparative period information or disclosure.  The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.  While our assessment of the effect of ASU 2016-02 is ongoing, we currently believe the most significant impact will be the recognition of right of use assets and lease liabilities on our Condensed Consolidated Balance Sheets.  The multidisciplinary team we have established to implement this guidance is currently collecting and validating lease data and implementing our selected lease accounting system.

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

Fair Value Measurement.  On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by adding, modifying or removing certain disclosures.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis.  We are evaluating the impact the adoption of ASU 2018-13 will have on our Condensed Consolidated Financial Statements and related disclosures.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

3.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Cash paid for interest	$637,323	$696,379
Cash received for interest	3,434	7,889
Cash paid for income taxes	16,646	23,289
Cash paid for income taxes to DISH Network	242,087	323,588
Capitalized interest	806	—
Assets financed under capital lease obligations	142	889

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

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30,	December 31,
	2018	2017
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Trading/equity (Note 2)	$11,236	$93,367
Other	57,273	92,146
Total current marketable investment securities	68,509	185,513
Restricted marketable investment securities (1)	66,809	72,014
Total marketable investment securities	135,318	257,527

Restricted cash and cash equivalents (1)	390	393

Other investment securities:
Other investment securities - equity method	109,546	113,460
Total other investment securities	109,546	113,460

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$245,254	$371,380

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2018 and December 31, 2017, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2018 and December 31, 2017, we had accumulated net unrealized losses of less than $1 million.  These amounts, net of related tax effect, were ~~accumulated net unrealized~~ losses of less than $1 million.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of September 30, 2018				As of December 31, 2017
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$66,569	$—	$(49)	$(49)	$74,788	$22	$(141)	$(119)
Commercial paper	4,606	—	—	—	24,407	—	(2)	(2)
Corporate securities	52,648	28	(21)	7	63,809	—	(29)	(29)
Other	259	—	—	—	1,156	—	—	—
Total	$124,082	$28	$(70)	$(42)	$164,160	$22	$(172)	$(150)

As of September 30, 2018, restricted and non-restricted marketable investment securities included debt securities of $99 million with contractual maturities within one year and $25 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$103,042	$74	$102,968	$—	$315,030	$140	$314,890	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$66,569	$66,569	$—	$—	$74,788	$74,788	$—	$—
Commercial paper	4,606	—	4,606	—	24,407	—	24,407	—
Corporate securities	52,648	—	52,648	—	63,809	—	63,809	—
Other	259	—	259	—	1,156	—	1,156	—

Equity securities	11,236	11,236	—	—	93,367	93,367	—	—
Total	$135,318	$77,805	$57,513	$—	$257,527	$168,155	$89,372	$—

During the nine months ended September 30, 2018, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2018	2017	2018	2017
	(In thousands)
Marketable investment securities - realized and unrealized gains (losses) (1)	$23,573	$39,706	$8,846	$41,509
Costs related to early redemption of debt	—	—	(2,716)	—
Gain (loss) on sale of subsidiary	7,004	—	7,004	—
Equity in earnings of affiliates	(5,369)	501	(3,164)	895
Other	262	52	2,118	1,280
Total	$25,470	$40,259	$12,088	$43,684

(1)	During the three and nine months ended September 30, 2018, we recorded unrealized gains of $5 million and $3 million, respectively, related to equity securities held as of September 30, 2018.

5.Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2018	2017
	(In thousands)
Finished goods	$231,339	$248,233
Work-in-process and service repairs	55,910	54,445
Raw materials	17,654	18,221
Total inventory	$304,903	$320,899

6.Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	September 30,	December 31,
	(In Years)	2018	2017
		(In thousands)
Equipment leased to customers	2-5	$2,065,102	$2,264,653
EchoStar XV	15	277,658	277,658
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	3-10	1,738,873	1,680,492
Buildings and improvements	4-40	293,152	292,191
Land	-	14,057	14,057
Construction in progress	-	100,676	92,946
Total property and equipment		4,989,337	5,121,816
Accumulated depreciation		(3,543,172)	(3,489,655)
Property and equipment, net		$1,446,165	$1,632,161

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Equipment leased to customers	$113,193	$139,702	$330,851	$411,247
Satellites	15,261	15,261	45,784	45,784
Buildings, furniture, fixtures, equipment and other	34,568	34,763	125,139	106,037
Total depreciation and amortization	$163,022	$189,726	$501,774	$563,068

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

As of September 30, 2018, our pay-TV satellite fleet consisted of the following:

		Degree	Estimated Useful Life
	Launch	Orbital	(Years) / Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	15

Leased from DISH Network (1):
EchoStar XVIII	June 2016	61.5	Month to month

Leased from EchoStar (2):
EchoStar IX	August 2003	121	Month to month
EchoStar X (3)	February 2006	110	February 2021
EchoStar XI (3)	July 2008	110	September 2021
EchoStar XIV (3)	March 2010	119	February 2023
EchoStar XVI (4)	November 2012	61.5	January 2023
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II (5)	December 2008	129	January 2020

(1)	See Note 12 for further information on our Related Party Transactions with DISH Network.
(2)	See Note 12 for further information on our Related Party Transactions with EchoStar.
(3)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(4)	We have the option to renew this lease for an additional five-year period.
(5)	During the fourth quarter 2018, we renewed this lease.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.Long-Term Debt and Capital Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
4 1/4% Senior Notes due 2018 (1)	$—	$—	$1,025,861	$1,031,596
7 7/8% Senior Notes due 2019 (2)	1,337,469	1,386,514	1,400,000	1,501,206
5 1/8% Senior Notes due 2020	1,100,000	1,112,320	1,100,000	1,127,588
6 3/4% Senior Notes due 2021	2,000,000	2,049,640	2,000,000	2,120,480
5 7/8% Senior Notes due 2022	2,000,000	1,958,480	2,000,000	2,014,140
5 % Senior Notes due 2023	1,500,000	1,366,665	1,500,000	1,432,335
5 7/8% Senior Notes due 2024	2,000,000	1,802,400	2,000,000	1,952,220
7 3/4% Senior Notes due 2026	2,000,000	1,891,620	2,000,000	2,118,400
Other notes payable	10,346	10,346	11,509	11,509
Subtotal	11,947,815	$11,577,985	13,037,370	$13,309,474
Unamortized deferred financing costs and debt discounts, net	(25,105)		(31,041)
Capital lease obligations (3)	76,348		104,318
Total long-term debt and capital lease obligations (including current portion)	$11,999,058		$13,110,647

(1)	On April 2, 2018, we redeemed the principal balance of our 4 1/4% Senior Notes due 2018.
(2)

During the nine months ended September 30, 2018, we repurchased $62 million of our 7 7/8% Senior Notes due 2019 in open market trades.  The remaining balance of $1.338 billion matures on September 1, 2019.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  In March 2017, DISH Network notified the FCC that it plans to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”).  The first phase of the network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  DISH Network currently expects expenditures for its wireless projects to be between $500 million and $1.0 billion through 2020.  DISH Network currently expects expenditures for the second phase of its network deployment to be approximately $10.0 billion.  As of September 30, 2018, DISH Network had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, radio frequency (“RF”) design, and deployment services.  Among other things, initial RF design in connection with the first phase of the network deployment is now complete, and DISH Network is in the process of identifying and securing tower sites.  The core network has been installed and commissioned.  Based on DISH Network’s vendors’ current forecast, it plans to install the first base stations on sites later this year, and to continue deployment until complete.   DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as DISH Network considers its options for the commercialization of its wireless spectrum, it will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network has made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly.  For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 9 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

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

See Note 9 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 for further information.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of September 30, 2018, the remaining obligation of the DISH Network guarantee was $69 million.

As of September 30, 2018, we have not recorded a liability on the balance sheet for this guarantee.

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

Blue Spike, LLC

On July 6, 2018, Blue Spike, LLC (“Blue Spike”) filed a complaint against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of Reissued United States Patent RE44,222E1 (the “222 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; Reissued United States Patent RE44,307 (the “307 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; and United States Patent Nos. 7,287,275B2 (the “275 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 8,473,746 (the “746 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 8,224,705 (the “705 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 7,475,246 (the “246 patent”), entitled “Secure personal content server”; 8,739,295B2 (the “295 patent”), entitled “Secure personal content server”; 9,021,602 (the “602 patent”), entitled “Data Protection and Device”; 9,104,842 (the “842 patent”), entitled “Data Protection and Device”; 9,934,408 (the “408 patent”), entitled “Secure personal content server”; 7,159,116B2 (the “116 patent”), entitled “Systems, methods and devices for trusted transactions”; and 8,538,011B2 (the “011 patent”), entitled “Systems, methods and devices for trusted transactions.”  On September 5, 2018, pursuant to a joint motion of the parties, the Court ordered the case transferred to the United States District Court for the District of Delaware.

In a First Amended Complaint filed on October 12, 2018, Blue Spike dropped its claims for infringement of the 222 patent, the 307 patent, the 275 patent, the 705 patent, and the 746 patent.  Blue Spike is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  It has filed more than 170 patent infringement cases since 2011.

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

Contemporary Display LLC

On June 4, 2018, Contemporary Display LLC (“Contemporary”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Western District of Texas.  The complaint alleges infringement of United States Patent No. 6,028,643 (the “643 patent”), entitled “Multiple-Screen Video Adapter with Television Tuner”; United States Patent No. 6,429,903 (the “903 patent”), entitled “Video Adapter for Supporting at Least One Television Monitor”; United States Patent No. 6,492,997 (the “997 patent”), entitled “Method and System for Providing Selectable Programming in a Multi-Screen Mode”; United States Patent No. 7,500,202 (the “202 patent”), “Remote Control for Navigating Through Content in an Organized and Categorized Fashion”; and United States Patent No. 7,809,842 (the “842 patent”), entitled “Transferring Sessions Between Devices.”  The 643 patent and the 903 patent are directed to video adapters for use with multiple displays.  The 997 patent is directed to a system for presenting multiple video programs on a display device simultaneously.  The 202 patent is directed to a remote control for interacting with a set-top box having programmable features and “operational controls” on at least three sides of the remote control.  The 842 patent is directed to a system for managing online communication sessions between multiple devices.  Contemporary is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

In a First Amended Complaint filed on August 6, 2018, Contemporary added our wholly-owned subsidiary DISH Network L.L.C. as a defendant.  In a Second Amended Complaint filed on October 9, 2018, Contemporary named only our wholly- owned subsidiary DISH Network L.L.C. as a defendant and dropped certain indirect infringement allegations.

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

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation.  On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions.  On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims.  On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims.  Customedia has filed notices of appeal from all of the final written decisions adverse to it, and DISH Network L.L.C. has cross-appealed to the extent that its petitions were not successful.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On February 3, 2016, Grecia filed a new complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of California, alleging infringement of United States Patent No. 8,887,308 (the “308 patent”), which is entitled “Digital Cloud Access – PDMAS Part III,” on which Grecia is also the named inventor.  Grecia alleges that we violate the 308 patent in connection with our DISH Anywhere feature.  On July 29, 2016, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 308 patent.  On January 19, 2017, the United States Patent and Trademark Office declined to institute a proceeding on our petition.  The litigation in the District Court, which had been stayed since June 13, 2016 pending resolution of DISH Network L.L.C.’s petition to the United States Patent and Trademark Office, was further stayed on February 23, 2017 pending a claim construction order from the United States District Court for the Southern District of New York in a separate action in which Grecia is asserting the same patent.    On September 4, 2018, the Court entered a scheduling order, effectively lifting the stay.  On November 12, 2018, the parties filed a stipulation to dismiss the matter with prejudice.  This matter is now concluded.

IPA Technologies Inc.

On December 9, 2016, IPA Technologies Inc. (“IPA”) filed suit against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the District of Delaware.  IPA alleges that our Voice Remote with Hopper 3 infringes United States Patent Number 6,742,021 (the “021 patent”), which is entitled “Navigating Network-based Electronic Information Using Spoken Input with Multimodal Error Feedback”; United States Patent Number 6,523,061 (the “061 patent”), which is entitled “System, Method, and Article of Manufacture for Agent-Based Navigation in a Speech-Based Data Navigation System”; and United States Patent Number 6,757,718 (the “718 patent”), which is entitled “Mobile Navigation of Network-Based Electronic Information Using Spoken Input.”  IPA is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On December 20, 2017, DISH Network and DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of select claims of each of the asserted patents.  On April 10, 2018, the litigation in the District of Delaware was dismissed with prejudice, and on April 23, 2018, DISH Network L.L.C.’s and our petitions before the United States Patent and Trademark Office were terminated.  This matter is now concluded.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Multimedia Content Management LLC

On July 25, 2018, Multimedia Content Management LLC (“Multimedia”) filed a complaint against DISH Network in the United States District Court for the Western District of Texas.  Multimedia alleges that DISH Network infringes United States Patent No. 8,799,468 (the “468 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” and United States Patent No. 9,465,925 (the “925 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” in connection with impulse pay per view content offerings on certain set-top boxes.  Multimedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

DISH Network intends to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Realtime Data LLC and Realtime Adaptive Streaming LLC

On June 6, 2017, Realtime Data LLC d/b/a IXO (“Realtime”) filed an amended complaint in the United States District Court for the Eastern District of Texas (the “Original Texas Action”) against DISH Network; our wholly-owned subsidiaries DISH Network L.L.C., DISH Technologies L.L.C. (then known as EchoStar Technologies L.L.C.), Sling TV L.L.C. and Sling Media L.L.C.; EchoStar, and EchoStar’s wholly-owned subsidiary HNS; and Arris Group, Inc. Realtime’s initial complaint in the Original Texas Action, filed on February 14, 2017, had named only EchoStar and HNS as defendants. The amended complaint in the Original Texas Action alleges infringement of United States Patent No. 8,717,204 (the “204 patent”), entitled “Methods for encoding and decoding data”; United States Patent No. 9,054,728 (the “728 patent”), entitled “Data compression systems and methods”; United States Patent No. 7,358,867 (the “867 patent”), entitled “Content independent data compression method and system”; United States Patent No. 8,502,707 (the “707 patent”), entitled “Data compression systems and methods”; United States Patent No. 8,275,897 (the “897 patent”), entitled “System and methods for accelerated data storage and retrieval”; United States Patent No. 8,867,610 (the “610 patent”), entitled “System and methods for video and audio data distribution”; United States Patent No. 8,934,535 (the “535 patent”), entitled “Systems and methods for video and audio data storage and distribution”; and United States Patent No. 8,553,759 (the “759 patent”), entitled “Bandwidth sensitive data compression and decompression.”

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

Rothschild Broadcast Distribution Systems, LLC

On August 2, 2018, Rothschild Broadcast Distribution Systems, LLC (“Rothschild”) filed a complaint against DISH Network in the United States District Court for the Eastern District of Texas.  The complaint, which accuses the DISH Anywhere feature, alleges infringement of United States Patent 8,856,221 (the “221 patent”), entitled “System and Method for Storing Broadcast Content in a Cloud-based Computing Environment.”  Rothschild, an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein, has filed more than 35 patent infringement cases since 2015.  On October 10, 2018, the Court granted Rothschild’s motion to dismiss the case without prejudice.  This matter is now concluded.

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

On June 5, 2017, the Court issued Findings of Fact and Conclusions of Law and entered Judgment ordering DISH Network L.L.C. to pay an aggregate amount of $280 million to the federal and state plaintiffs.  The Court also issued a Permanent Injunction (the “Injunction”) against DISH Network L.L.C. that imposes certain ongoing compliance requirements on DISH Network L.L.C., which include, among other things: (i) the retention of a telemarketing-compliance expert to prepare a plan to ensure that DISH Network L.L.C. and certain independent third-party retailers will continue to comply with telemarketing laws and the Injunction; (ii) certain telemarketing records retention and production requirements; and (iii) certain compliance reporting and monitoring requirements.  In addition to the compliance requirements under the Injunction, within ninety (90) days after the effective date of the Injunction, DISH Network L.L.C. is required to demonstrate that it and certain independent third-party retailers are in compliance with the Safe Harbor Provisions of the TSR and TCPA and have made no prerecorded telemarketing calls during the five (5) years prior to the effective date of the Injunction (collectively, the “Demonstration Requirements”).  If DISH Network L.L.C. fails to prove that it meets the Demonstration Requirements, it will be barred from conducting any outbound telemarketing for two (2) years.  If DISH Network L.L.C. fails to prove that a particular independent third-party retailer meets the Demonstration Requirements, DISH Network L.L.C. will be barred from accepting orders from that independent third-party retailer for two (2) years.  On July 3, 2017, DISH Network L.L.C. filed two motions with the Court:  (1) to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (2) to clarify, alter and amend the Injunction.  On August 10, 2017, the Court:  (a) denied the motion to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (b) allowed, in part, the motion to clarify, alter and amend the Injunction, and entered an Amended Permanent Injunction (the “Amended Injunction”).  Among other things, the Amended Injunction provided DISH Network L.L.C. a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH TV goods and services.  On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit, which heard oral argument on September 17, 2018.

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

During the second quarter 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during periods prior to 2017.  Our total accrual at September 30, 2018 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  On April 5, 2018, the Court entered a $61 million judgment in favor of the class.  On May 4, 2018, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit.  During the second quarter 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at September 30, 2018 was $61 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

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

Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint.  Our Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action.  On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation.  The Special Litigation Committee’s report is due November 27, 2018.

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

Turner Network Sales

On October 6, 2017, Turner Network Sales, Inc. (“Turner”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York.  The operative First Amended Complaint alleges that DISH Network L.L.C. improperly calculated and withheld licensing fees owing to Turner in connection with its carriage of CNN and other networks.  Turner claims damages of $183 million.  On December 14, 2017, DISH Network L.L.C. filed its operative first amended counterclaims against Turner.  In the counterclaims, DISH Network L.L.C. seeks a declaratory judgment that it properly calculated the licensing fees owed to Turner for carriage of CNN, and also alleges claims for unrelated breaches of the parties’ affiliation agreement.

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

On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings.  See Note 9 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 for further information.  Thereafter, the Court maintained the stay until it was lifted on October 26, 2018.

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

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2018	2017	2018	2017
	(In thousands)
United States	$3,319,715	$3,479,791	$10,076,737	$10,573,536
Canada and Mexico	14,729	11,768	34,236	32,794
Total revenue	$3,334,444	$3,491,559	$10,110,973	$10,606,330

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Category:	2018	2017	2018	2017
	(In thousands)
Pay-TV video and related revenue	$3,288,754	$3,459,439	$9,988,705	$10,508,801
Equipment sales and other revenue	45,690	32,120	122,268	97,529
Total	$3,334,444	$3,491,559	$10,110,973	$10,606,330

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

11.Contract Balances

Our valuation and qualifying accounts activity as of September 30, 2018 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
For the nine months ended September 30, 2018	$15,056	$73,698	$(75,857)	$12,897

Deferred revenue related to contracts with subscribers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.  Changes in deferred revenue related to contracts with subscribers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2017	$684,119
Recognition of unearned revenue	(5,426,705)
Deferral of revenue	5,402,154
Balance as of September 30, 2018	$659,568

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

12.Related Party Transactions

Related Party Transactions with DISH Network

Broadband, Wireless and Other Operations.  We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations.  During the three months ended September 30, 2018 and 2017, the costs associated with these services were $10 million and $11 million, respectively.  During the nine months ended September 30, 2018 and 2017, the costs associated with these services were $30 million and $40 million, respectively.

EchoStar XVIII Satellite.  The EchoStar XVIII satellite was launched on June 18, 2016 and became operational as an in-orbit spare at the 61.5 degree orbital location during the third quarter 2016, at which time we began leasing it from an indirect wholly-owned subsidiary of DISH Network.  During each of the three months and nine months ended September 30, 2018 and 2017, we incurred $16 million and $50 million, respectively, of expense related to this satellite.  This amount is recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

“Trade accounts receivable”

As of September 30, 2018 and December 31, 2017, trade accounts receivable from EchoStar was $4 million and $2 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of September 30, 2018 and December 31, 2017, trade accounts payable to EchoStar was $12 million and $29 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During each of the three months ended September 30, 2018 and 2017, we received $2 million and less than $1 million, respectively, for services provided to EchoStar.  During the nine months ended September 30, 2018 and 2017, we received $7 million and $2 million, respectively, for services provided to EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•

Cheyenne Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019.  In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020.  EchoStar has the option to renew this lease for twelve one-year periods.

•

Gilbert Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 801 N. DISH Dr., Gilbert, Arizona for a period ending in March 2019.  In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020.    EchoStar has the option to renew this lease for twelve one-year periods.

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

“Satellite and transmission expenses”

During the three months ended September 30, 2018 and 2017, we incurred expenses of $71 million and $86 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  During the nine months ended September 30, 2018 and 2017, we incurred expenses of $238 million and $261 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  EchoStar is a supplier of the vast majority of our transponder capacity.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

•

EchoStar XVI.  In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of:  (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year.  Prior to expiration of the initial term, we had the option to renew for an additional five-year period.  In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023.  We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023.  There can be no assurance that the option to renew this agreement will be exercised.    During 2018, we and EchoStar further amended the agreement to, among other things, allow us to place certain satellites at the 61.5 degree orbital location.

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

“General and administrative expenses”

During the three months ended September 30, 2018 and 2017, we incurred $5 million and $8 million, respectively, of general and administrative expenses ~~for services provided to us by~~ EchoStar.  During the nine months ended September 30, 2018 and 2017, we incurred $16 million and $23 million, respectively, of general and administrative expenses ~~for services provided to us by~~ EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Other Agreements - EchoStar

Tax Sharing Agreement.  In connection with the Spin-off, DISH Network entered into a tax sharing agreement (the “Tax Sharing Agreement”) with EchoStar which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network will indemnify EchoStar for such taxes.  However, DISH Network is not liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended (the “Code”) because of:  (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar takes or fails to take; or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the Internal Revenue Service (“IRS”) in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, EchoStar is solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses.  The Tax Sharing Agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

In light of the Tax Sharing Agreement, among other things, and in connection with DISH Network’s consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter 2013 DISH Network and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns.  In addition, during the third quarter 2013, DISH Network and EchoStar agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between DISH Network and EchoStar for such combined returns, through the taxable period ending on December 31, 2017 (the “State Tax Arrangement”).    During the third quarter 2018, DISH Network and EchoStar amended the Tax Sharing Agreement and the 2013 agreements (the “Amendment”).

Under the Amendment, among other things, DISH Network is entitled to apply the benefit of EchoStar’s 2009 net operating losses to its federal tax return for the year ended December 31, 2008, in exchange for paying EchoStar over time the value of the net annual federal income taxes paid by EchoStar that would have been otherwise offset by their 2009 net operating loss.  In addition, the Amendment extends the term of the State Tax Arrangement for filing certain combined state income tax returns to the earlier to occur of (1) termination of the Tax Sharing Agreement, (2) a change in control of either DISH Network or EchoStar or, (3) for any particular state, if DISH Network and EchoStar no longer file a combined tax return for such state.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Hughes Broadband Master Services Agreement.   In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into a Master Services Agreement (“MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.  For the three months ended September 30, 2018 and 2017, we purchased broadband equipment from HNS of $1  million and $7 million, respectively, under the MSA.  For the nine months ended September 30, 2018 and 2017, we purchased broadband equipment from HNS of $18  million and $17 million, respectively, under the MSA.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$15,007	$17,897	$57,632	$54,328

	As of
	September 30,	December 31,
	2018	2017
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$16,229	$16,685
Commitments to NagraStar	$879	$4,927

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Sales:
Digital receivers and related components	$465	$413	$921	$1,596
Uplink services	$1,187	$995	$3,385	$2,993

	As of
	September 30,	December 31,
	2018	2017
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$1,219	$3,027

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

Financial Highlights

2018 Third Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.334 billion
•	Net income attributable to DISH DBS of $281 million
•	Loss of approximately 341,000 net Pay-TV subscribers
•	Loss of approximately 367,000 net DISH TV subscribers
•	Addition of approximately 26,000 net Sling TV subscribers
•	Pay-TV ARPU of $86.29
•	Gross new DISH TV subscriber activations of approximately 294,000
•	DISH TV churn rate of 2.11%
•	DISH TV SAC of $721

Consolidated Financial Condition as of September 30, 2018

•	Cash, cash equivalents and current marketable investment securities of $195 million
•	Total assets of $3.822 billion
•	Total long-term debt and capital lease obligations of $11.999 billion

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Our subsidiaries operate one business segment.

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  The Sling branded pay-TV services consist of, among other things, multichannel, live, linear streaming over-the-top (“OTT”), Internet-based domestic, international and Latino video programming services (“Sling TV”).    As of September 30, 2018, we had 12.656 million Pay-TV subscribers in the United States, including 10.286 million DISH TV subscribers and 2.370 million Sling TV subscribers.

Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH TV services from our competitors, we offer the Hopper whole-home DVR and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, tablets, phones and computers.  Our next generation Hopper, the Hopper 3, is available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.

We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and phones.  We offer Sling International, Sling Latino and Sling domestic video programming services.  Our domestic Sling TV services have a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously.  We face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Verizon, DirecTV, Sony, YouTube, Fubo and Philo that offer online services distributing movies, television shows and other video programming as well as programmers, such as HBO, CBS, Univision, STARZ and SHOWTIME, that began selling content directly to consumers over the Internet.  Some of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do.  In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings.  Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.  This competition, among other things, has caused the rate of growth in subscribers to our Sling TV services to decrease.  In June 2018, we launched additional Sling TV services which include offering consumers a la carte channel subscriptions, access to pay-per-view events and movies, and access to free content.  There can be no assurance that these additional services will positively affect our results of operations or our net Sling TV subscribers.

As a result of the completion of the Share Exchange with EchoStar, described below, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Share Exchange Agreement

On February 28, 2017, DISH Network and EchoStar and certain of their respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplink services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of Hughes Network Systems, L.L.C. (“HNS”), a wholly-owned subsidiary of Hughes.  In connection with the Share Exchange, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Also, in April 2018, T-Mobile US, Inc. (“T‑Mobile”) announced its acquisition of Sprint Corporation (“Sprint”).  DISH Network filed a petition to deny the transaction with the FCC.  DISH Network cannot predict the practical effect of the impact of T-Mobile’s acquisition of Sprint (if approved) on it, including without limitation, the impact of any conditions on DISH Network (if any conditions are imposed).  However, it is possible that the outcomes resulting from this acquisition (if approved, with or without conditions) could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

We implement new marketing promotions from time to time that are intended to increase our Pay-TV subscriber activations.  For our DISH TV services, we have launched various marketing promotions offering certain DISH TV programming packages without a price increase for a commitment period.  We also launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of nine themed add-on channel packs, which include, among others, local broadcast networks and kids and general entertainment programming.  Subscribers can also add or remove additional channel packs to best suit their entertainment needs.  During 2017, we launched “Tuned In To You” and the accompanying “Spokeslistener” campaign.  While we plan to implement these and other new marketing efforts for our DISH TV services, there can be no assurance that we will ultimately be successful in increasing our gross new DISH TV subscriber activations.  Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.  For our Sling TV services, we offer a personalized TV experience with a customized channel line-up and two of the lowest priced multichannel live-linear online streaming services in the industry, our Sling Orange service and our Sling Blue service.  During 2018, we launched our “We are Slingers” campaign.  While we plan to implement these and other new marketing efforts for our Sling TV services, there can be no assurance that we will ultimately be successful in increasing our net Sling TV subscriber activations.

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

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire.  In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  On June 30, 2018, Univision Communications Inc. (“Univision”) removed certain of its channels from our DISH TV and Sling TV programming lineup, after we and Univision were unable to negotiate the terms and conditions of a new programming carriage contract.  In light of, among other things, certain Univision programming being available to consumers through alternative methods including over the air antennas and directly from Univision over the Internet, the current state of our negotiations with Univision and the duration of the absence of these Univision channels from our programming lineups, this removal may be permanent.  In particular, we experienced a higher DISH TV churn rate, higher net Pay-TV subscriber losses and lower gross new DISH TV subscriber activations beginning in the third quarter 2018 and continuing into the fourth quarter 2018, when Univision removed certain of its channels from our DISH TV and Sling TV programming lineup.  As a result, there can be no assurance that Univision’s removal of these channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.  Univision’s removal of certain of its channels from our programming lineup will continue to negatively impact our DISH TV churn rate, net DISH TV subscriber losses, gross new DISH TV subscriber activations and net Sling TV subscriber additions in the short-term.  However, over the long term, we anticipate that we will be able to provide more compelling offers to our subscribers, particularly containing Latino programming because of, among other things, our ability to provide more flexible and lower cost programming and because certain Univision programming is also available through alternative methods including over the air antennas and directly from Univision over the Internet.  In addition, on October 31, 2018, Home Box Office Inc. (“HBO”) removed its HBO and Cinemax channels from our DISH TV and Sling TV programming lineup, after we and HBO were unable to negotiate the terms and conditions of a new programming carriage contract.  Furthermore, in November 2018, Univision removed certain additional channels, including its Deportes Network channel, from our DISH TV and Sling TV programming lineup, after we and Univision were unable to negotiate the terms and conditions of a new programming carriage contract for this channel.   While we cannot predict with any certainty the impact to our DISH TV churn rate, net DISH TV subscriber losses, gross new DISH TV subscriber activations and net Sling TV subscriber additions resulting from these programming removals, we may experience lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses, among other things.  As a result, there can be no assurance that the removal of these channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

Future Liquidity

Debt Maturity

During the first quarter 2018, we repurchased $57 million of our 4 1/4% Senior Notes due 2018 in open market trades.  The remaining balance of $969 million were redeemed on April 2, 2018.

During the nine months ended September 30, 2018, we repurchased $62 million of our 7 7/8% Senior Notes due 2019 in open market trades.  The remaining balance of $1.338 billion matures on September 1, 2019.  We expect to fund the remaining obligation from cash and marketable investment securities balances at that time and/or advances from our parent, DISH Network.  But, depending on market conditions, we may refinance the remaining obligation, in whole or in part.

Wireless

Since 2008, DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

DISH Network Spectrum.  DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements.  In March 2017, DISH Network notified the Federal Communications Commission (“FCC”) that it plans to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”).  The first phase of the network deployment will be completed by March 2020, with subsequent phases to be completed thereafter.  DISH Network currently expects expenditures for its wireless projects to be between $500 million and $1.0 billion through 2020.  DISH Network currently expects expenditures for the second phase of its network deployment to be approximately $10.0 billion.  As of September 30, 2018, DISH Network had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, radio frequency (“RF”) design, and deployment services.  Among other things, initial RF design in connection with the first phase of the network deployment is now complete, and DISH Network is in the process of identifying and securing tower sites.  The core network has been installed and commissioned.  Based on DISH Network’s vendors’ current forecast, it plans to install the first base stations on sites later this year, and to continue deployment until complete.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as DISH Network considers its options for the commercialization of its wireless spectrum, it will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.

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

On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly.  For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 9 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

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

See Note 9 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 for further information.

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

New Accounting Pronouncements

Leases.  In February 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”), and has modified the standard thereafter.  ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring that lessees recognize right of use assets and lease liabilities for the vast majority of leases.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  The accounting guidance for lessors remains largely unchanged.

The effective date of this standard for us will be January 1, 2019, at which time we plan to adopt the standard using the modified retrospective approach with a cumulative-effect adjustment to opening retained earnings recorded at the beginning of the period of adoption.  Therefore, upon adoption, we will recognize and measure leases without revising comparative period information or disclosure.  The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.  While our assessment of the effect of ASU 2016-02 is ongoing, we currently believe the most significant impact will be the recognition of right of use assets and lease liabilities on our Condensed Consolidated Balance Sheets.  The multidisciplinary team we have established to implement this guidance is currently collecting and validating lease data and implementing our selected lease accounting system.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Fair Value Measurement.  On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by adding, modifying or removing certain disclosures.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis.  We are evaluating the impact the adoption of ASU 2018-13 will have on our Condensed Consolidated Financial Statements and related disclosures.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2018	2017	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,288,754	$3,459,439	$(170,685)	(4.9)
Equipment sales and other revenue	45,690	32,120	13,570	42.2
Total revenue	3,334,444	3,491,559	(157,115)	(4.5)

Costs and Expenses:
Subscriber-related expenses	2,088,244	2,182,555	(94,311)	(4.3)
% of Subscriber-related revenue	63.5%	63.1%
Satellite and transmission expenses	152,017	174,787	(22,770)	(13.0)
% of Subscriber-related revenue	4.6%	5.1%
Cost of sales - equipment and other	40,267	21,563	18,704	86.7
Subscriber acquisition costs	186,878	315,690	(128,812)	(40.8)
General and administrative expenses	161,577	182,679	(21,102)	(11.6)
% of Total revenue	4.8%	5.2%
Depreciation and amortization	163,022	189,726	(26,704)	(14.1)
Total costs and expenses	2,792,005	3,067,000	(274,995)	(9.0)

Operating income (loss)	542,439	424,559	117,880	27.8

Other Income (Expense):
Interest income	1,023	2,193	(1,170)	(53.4)
Interest expense, net of amounts capitalized	(196,039)	(212,655)	16,616	7.8
Other, net	25,470	40,259	(14,789)	(36.7)
Total other income (expense)	(169,546)	(170,203)	657	0.4

Income (loss) before income taxes	372,893	254,356	118,537	46.6
Income tax (provision) benefit, net	(90,689)	(94,426)	3,737	4.0
Effective tax rate	24.3%	37.1%
Net income (loss)	282,204	159,930	122,274	76.5
Less: Net income (loss) attributable to noncontrolling interests, net of tax	932	1,506	(574)	(38.1)
Net income (loss) attributable to DISH DBS	$281,272	$158,424	$122,848	77.5

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.656	13.203	(0.547)	(4.1)
DISH TV subscribers, as of period end (in millions)	10.286	11.151	(0.865)	(7.8)
Sling TV subscribers, as of period end (in millions)	2.370	2.052	0.318	15.5
Pay-TV subscriber additions (losses), net (in millions)	(0.341)	0.016	(0.357)	*
DISH TV subscriber additions (losses), net (in millions)	(0.367)	(0.220)	(0.147)	(66.8)
Sling TV subscriber additions (losses), net (in millions)	0.026	0.236	(0.210)	(89.0)
Pay-TV ARPU	$86.29	$87.23	$(0.94)	(1.1)
DISH TV subscriber additions, gross (in millions)	0.294	0.402	(0.108)	(26.9)
DISH TV churn rate	2.11%	1.82%	0.29%	15.9
DISH TV SAC	$721	$750	$(29)	(3.9)
EBITDA	$729,999	$653,038	$76,961	11.8

*  Percentage is not meaningful.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  We lost approximately 341,000 net Pay-TV subscribers during the three months ended September 30, 2018 compared to the addition of approximately 16,000 net Pay-TV subscribers during the same period in 2017.  The net Pay-TV subscriber losses during the three months ended September 30, 2018 compared to the additions during the same period in 2017 resulted from higher net DISH TV subscriber losses and fewer net Sling TV subscriber additions.  Our net Pay-TV subscriber losses during the three months ended September 30, 2018 were negatively impacted by Univision’s removal of certain of its channels from our DISH TV and Sling TV programming lineup.  As a result, we experienced higher net Pay-TV subscriber losses beginning in the third quarter 2018 and continuing into the fourth quarter 2018.    In light of, among other things, certain Univision programming being available to consumers through alternative methods, including over the air antennas and directly from Univision over the Internet, the current state of our negotiations with Univision and the duration of the absence of these Univision channels from our programming lineups, this removal may be permanent.    We lost approximately 367,000 net DISH TV subscribers during the three months ended September 30, 2018 compared to the loss of approximately 220,000 net DISH TV subscribers during the same period in 2017.  This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate, described below.  We added approximately 26,000 net Sling TV subscribers during the three months ended September 30, 2018 compared to the addition of approximately 236,000 net Sling TV subscribers during the same period in 2017.  This decrease in net Sling TV subscriber additions is primarily related to a higher number of customer disconnects on a larger Sling TV subscriber base, including the impact from Univision’s removal of certain of its channels from our programming lineup, discussed above, and to increased competition, including competition from other OTT service providers.

Our DISH TV churn rate for the three months ended September 30, 2018 was 2.11% compared to 1.82% for the same period in 2017.  Our DISH TV churn rate for the three months ended September 30, 2018 was negatively impacted by Univision’s removal of certain of its channels from our programming lineup, discussed above, partially offset by the positive impact from our increased emphasis on acquiring and retaining higher quality subscribers.  Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the three months ended September 30, 2018, we activated approximately 294,000 gross new DISH TV subscribers compared to approximately 402,000 gross new DISH TV subscribers during the same period in 2017, a decrease of 26.9%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, Univision’s removal of certain of its channels from our programming lineup,  discussed above, as well as stricter customer acquisition policies for our DISH TV subscribers, including an increased emphasis on acquiring higher quality subscribers.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.289 billion for the three months ended September 30, 2018, a decrease of $171 million or 4.9% compared to the same period in 2017.  The decrease in “Subscriber-related revenue” from the same period in 2017 was primarily related to a lower average Pay-TV subscriber base and the decrease in Pay-TV ARPU discussed below.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $86.29 during the three months ended September 30, 2018 versus $87.23 during the same period in 2017.  The $0.94 or 1.1% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base, a shift in DISH TV programming package mix to lower priced programming packages and a decrease in revenue related to pay-per-view boxing events.    Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH TV programming package price increases in February 2018 and an increase in revenue per subscriber related to our Sling TV services.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.088 billion during the three months ended September 30, 2018, a decrease of $94 million or 4.3% compared to the same period in 2017.  The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber.  Programming costs per subscriber during the three months ended September 30, 2018 increased due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  This increase was offset by the reduction in programming costs per subscriber related to Univision’s removal of certain of its channels from our programming lineup and lower costs related to pay-per-view boxing events.  “Subscriber-related expenses” represented 63.5% and 63.1% of “Subscriber-related revenue” during the three months ended September 30, 2018 and 2017, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue, discussed above.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $187 million during the three months ended September 30, 2018, a decrease of $129 million or 40.8% compared to the same period in 2017.  This change was primarily attributable to fewer gross new DISH TV subscriber activations and a $41 million positive impact related to the adoption of ASU 2014-09.  Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors.  These amounts were previously expensed as “Subscriber acquisition costs.”  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH TV SAC.  DISH TV SAC was $721 during the three months ended September 30, 2018 compared to $750 during the same period in 2017, a decrease of $29 or 3.9%.  This change was primarily attributable to a decrease in advertising costs per activation partially offset by an increase in hardware costs per activation.  The increase in hardware costs per activation primarily resulted from a lower percentage of remanufactured receivers being activated on new subscriber accounts.

During both the three months ended September 30, 2018 and 2017, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $37 million.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Our “Subscriber acquisition costs” and “DISH TV SAC” may materially increase in the future to the extent that we, among other things, transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $163 million during the three months ended September 30, 2018, a $27 million or 14.1% decrease compared to the same period in 2017.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

Earnings before interest, taxes, depreciation and amortization.    EBITDA was $730 million during the three months ended September 30, 2018, an increase of $77 million or 11.8% compared to the same period in 2017.  The increase in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  These changes in operating income include a $41 million positive impact related to the adoption of ASU 2014-09.    The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	September 30,
	2018	2017
	(In thousands)
EBITDA	$729,999	$653,038
Interest, net	(195,016)	(210,462)
Income tax (provision) benefit, net	(90,689)	(94,426)
Depreciation and amortization	(163,022)	(189,726)
Net income (loss) attributable to DISH DBS	$281,272	$158,424

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

Income tax (provision) benefit, net.  Our income tax provision was $91 million during the three months ended September 30, 2018,  a decrease of $4 million compared to the same period in 2017.  The decrease in the provision was primarily related to a decrease in our effective tax rate as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), which, among other things, lowered the federal statutory corporate tax rate from 35% to 21%, partially offset by the increase in “Income (loss) before income taxes.”

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2018	2017	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$9,988,705	$10,508,801	$(520,096)	(4.9)
Equipment sales and other revenue	122,268	97,529	24,739	25.4
Total revenue	10,110,973	10,606,330	(495,357)	(4.7)

Costs and Expenses:
Subscriber-related expenses	6,347,849	6,543,542	(195,693)	(3.0)
% of Subscriber-related revenue	63.6%	62.3%
Satellite and transmission expenses	482,009	544,508	(62,499)	(11.5)
% of Subscriber-related revenue	4.8%	5.2%
Cost of sales - equipment and other	106,273	71,672	34,601	48.3
Subscriber acquisition costs	566,151	867,486	(301,335)	(34.7)
General and administrative expenses	506,855	487,287	19,568	4.0
% of Total revenue	5.0%	4.6%
Litigation expense	—	295,695	(295,695)	*
Depreciation and amortization	501,774	563,068	(61,294)	(10.9)
Total costs and expenses	8,510,911	9,373,258	(862,347)	(9.2)

Operating income (loss)	1,600,062	1,233,072	366,990	29.8

Other Income (Expense):
Interest income	6,314	7,889	(1,575)	(20.0)
Interest expense, net of amounts capitalized	(597,911)	(655,889)	57,978	8.8
Other, net	12,088	43,684	(31,596)	72.3
Total other income (expense)	(579,509)	(604,316)	24,807	4.1

Income (loss) before income taxes	1,020,553	628,756	391,797	62.3
Income tax (provision) benefit, net	(246,999)	(321,325)	74,326	23.1
Effective tax rate	24.2%	51.1%
Net income (loss)	773,554	307,431	466,123	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	2,399	2,948	(549)	(18.6)
Net income (loss) attributable to DISH DBS	$771,155	$304,483	$466,672	*

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.656	13.203	(0.547)	(4.1)
DISH TV subscribers, as of period end (in millions)	10.286	11.151	(0.865)	(7.8)
Sling TV subscribers, as of period end (in millions)	2.370	2.052	0.318	15.5
Pay-TV subscriber additions (losses), net (in millions)	(0.586)	(0.323)	(0.263)	(81.4)
DISH TV subscriber additions (losses), net (in millions)	(0.744)	(0.874)	0.130	14.9
Sling TV subscriber additions (losses), net (in millions)	0.158	0.551	(0.393)	(71.3)
Pay-TV ARPU	$85.43	$87.01	$(1.58)	(1.8)
DISH TV subscriber additions, gross (in millions)	0.869	1.078	(0.209)	(19.4)
DISH TV churn rate	1.68%	1.85%	(0.17)%	(9.2)
DISH TV SAC	$730	$772	$(42)	(5.4)
EBITDA	$2,111,525	$1,836,876	$274,649	15.0

*  Percentage is not meaningful.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.    We lost approximately 586,000 net Pay-TV subscribers during the nine months ended September 30, 2018 compared to the loss of approximately 323,000 net Pay-TV subscribers during the same period in 2017.  The increase in net Pay-TV subscriber losses during the nine months ended September 30, 2018 resulted from fewer net Sling TV subscriber additions, partially offset by fewer net DISH TV subscriber losses.  Our net Pay-TV subscriber additions during the nine months ended September 30, 2018 were negatively impacted by Univision’s removal of certain of its channels from our DISH TV and Sling TV programming lineup.  We lost approximately 744,000 net DISH TV subscribers during the nine months ended September 30, 2018 compared to the loss of approximately 874,000 net DISH TV subscribers during the same period in 2017.  This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.  We added approximately 158,000 net Sling TV subscribers during the nine months ended September 30, 2018 compared to the addition of approximately 551,000 net Sling TV subscribers during the same period in 2017.  This decrease in net Sling TV subscriber additions is primarily related to a higher number of customer disconnects on a larger Sling TV subscriber base, including the impact from Univision’s removal of certain of its channels from our programming lineup, discussed above, and to increased competition, including competition from other OTT service providers.

Our DISH TV churn rate for the nine months ended September 30, 2018 was 1.68% compared to 1.85% for the same period in 2017.  This decrease primarily resulted from our increased emphasis on acquiring and retaining higher quality subscribers.  While our Pay-TV churn rate improved during the nine months ended September 30, 2018, it was negatively impacted by Univision’s removal of certain of its channels from our programming lineup, discussed above.    Our DISH TV churn rate is also impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the nine months ended September 30, 2018, we activated approximately 869,000 gross new DISH TV subscribers compared to approximately 1.078 million gross new DISH TV subscribers during the same period in 2017, a decrease of 19.4%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH TV subscribers, including an increased emphasis on acquiring higher quality subscribers.

During September 2017, Hurricane Maria caused extraordinary damage in Puerto Rico and the U.S. Virgin Islands, resulting in a widespread loss of power and infrastructure.  Given the devastation and loss of power, substantially all customers in those areas were unable to receive our service as of September 30, 2017.  In an effort to ensure customers would not be charged for services they were unable to receive, we proactively paused service for those customers.  Accordingly, we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count as of September 30, 2017.  During the fourth quarter 2017, 75,000 of these customers reactivated.  During the nine months ended September 30, 2018, 30,000 of these customers reactivated. We incurred certain costs in connection with the re-activation of these returning subscribers, and accordingly, these returning customers were recorded as gross new DISH TV subscriber activations with the corresponding costs recorded in “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and/or in “Purchases of property and equipment” on our Condensed Consolidated Statements of Cash Flows.  We cannot predict when the remaining subscribers in Puerto Rico and the U.S. Virgin Islands discussed above will be able to receive service, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return.  Although we continue to assess the potential impact of Hurricane Maria on our subscriber base, the impact of the hurricane did not have a material effect on our overall financial position or results of operations.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Subscriber-related revenue.  “Subscriber-related revenue” totaled $9.989 billion for the nine months ended September 30, 2018, a decrease of $520 million or 4.9% compared to the same period in 2017.  The decrease in “Subscriber-related revenue” from the same period in 2017 was primarily related to a lower average Pay-TV subscriber base and the decrease in Pay-TV ARPU discussed below.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.    Pay-TV ARPU was $85.43 during the nine months ended September 30, 2018 versus $87.01 during the same period in 2017.  The $1.58 or 1.8% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base, a shift in DISH TV programming package mix to lower priced programming packages and a decrease in revenue related to pay-per-view boxing events.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH TV programming package price increases in February 2018 and 2017 and an increase in revenue per subscriber related to our Sling TV services.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $6.348 billion during the nine months ended September 30, 2018, a decrease of $196 million or 3.0% compared to the same period in 2017.  The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber, partially offset by higher programming costs per subscriber.  The increase in programming costs per subscriber was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  “Subscriber-related expenses” represented 63.6% and 62.3% of “Subscriber-related revenue” during the nine months ended September 30, 2018 and 2017, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs per subscriber, discussed above.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $566 million during the nine months ended September 30, 2018, a decrease of $301 million or 34.7% compared to the same period in 2017.  This change was primarily attributable to fewer gross new DISH TV subscriber activations and a $125 million positive impact related to the adoption of ASU 2014-09.    Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors.  These amounts were previously expensed as “Subscriber acquisition costs.”  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

DISH TV SAC.  DISH TV SAC was $730 during the nine months ended September 30, 2018 compared to $772 during the same period in 2017, a decrease of $42 or 5.4%.  This change was primarily attributable to a decrease in advertising costs per activation and the reactivation of subscribers in Puerto Rico during the nine months ended September 30, 2018.  The expenses we incurred for the reactivation of subscribers in Puerto Rico were lower on a per subscriber basis than those incurred for the remaining gross new DISH TV subscriber activations during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018 and 2017, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $92 million and $114  million, respectively.  This decrease in capital expenditures under our lease program for new DISH TV subscribers resulted primarily from fewer gross new DISH TV subscriber activations discussed above.

Litigation expense.  “Litigation expense” related to certain significant legal settlements, judgments or accruals totaled $296 million during the nine months ended September 30, 2017.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $502 million during the nine months ended September 30, 2018, a $61 million or 10.9% decrease compared to the same period in 2017.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $598 million during the nine months ended September 30, 2018, a decrease of $58 million compared to the same period in 2017.  This decrease was primarily related to a reduction in interest expense resulting from debt redemptions during 2018 and 2017.

Earnings before interest, taxes, depreciation and amortization.    EBITDA was $2.112 billion during the nine months ended September 30, 2018, an increase of $275 million or 15.0% compared to the same period in 2017.  The increase in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  These changes in operating income include an $121 million positive impact related to the adoption of ASU 2014-09.  EBITDA for the nine months ended September 30, 2017 was negatively impacted by “Litigation expense” of $296 million.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
EBITDA	$2,111,525	$1,836,876
Interest, net	(591,597)	(648,000)
Income tax (provision) benefit, net	(246,999)	(321,325)
Depreciation and amortization	(501,774)	(563,068)
Net income (loss) attributable to DISH DBS	$771,155	$304,483

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

Income tax (provision) benefit, net.  Our income tax provision was $247 million during the nine months ended September 30, 2018,  a decrease of $74 million compared to the same period in 2017.  The decrease in the provision was primarily related to a decrease in our effective tax rate as a result of the Tax Reform Act, which, among other things, lowered the federal statutory corporate tax rate from 35% to 21%, partially offset by the increase in “Income (loss) before income taxes.”  In addition, our effective tax rate was negatively impacted by $255 million of “Litigation expense” related to the FTC Action during the nine months ended September 30, 2017, as any eventual payments of this expense may not be deductible for income tax purposes.  The tax deductibility of any eventual payments may change based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

Item 4.CONTROLS AND PROCEDURES

Conclusion regarding disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

10.1☐

Description of the 2019 Long-Term Incentive Plan dated August 17, 2018 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed August 23, 2018, Commission File No. 0-26176).**

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended September 30, 2018, filed on November 14,  2018, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

☐ Incorporated by reference.

*  Filed herewith.

**Constitutes a management contract or compensatory plan or arrangement.

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
(Principal Financial Officer)

Date:  November 14, 2018