Form 10-K
period 2018-12-31
DISH DBS CORP
filed 2019-03-07
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2018 was $0.

As of March 1, 2019, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.

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

i

•

We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to certain programming, our subscriber activations and our subscriber churn rate may be negatively impacted.

•	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
•	We may be required to make substantial additional investments to maintain competitive programming offerings.
•

Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

•

We currently depend on EchoStar to provide the vast majority of our satellite transponder capacity and other related services to us.  Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

•

Technology in the pay-TV industry changes rapidly, and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services and our failure to do so could cause our products and services to become obsolete and could negatively impact our business.

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

•	Our DISH TV services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
•	We are subject to digital high-definition (“HD”) “carry-one, carry-all” requirements that cause capacity constraints.
•	Our business, investor confidence in our financial results and DISH Network’s stock price may be adversely affected if our internal controls are not effective.
•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

iii

PART I

Item 1.   BUSINESS

Brief Description of our Business

DISH DBS is a holding company and an indirect, wholly-owned subsidiary of DISH Network, a publicly traded company listed on the Nasdaq Global Select Market.  DISH DBS was formed under Colorado law in January 1996.  Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.  We refer readers of this report to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2018.  Our subsidiaries operate one business segment.

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.  The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming OTT Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of December 31, 2018, we had 12.322 million Pay-TV subscribers in the United States, including 9.905 million DISH TV subscribers and 2.417 million Sling TV subscribers.

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

•

Great Value.  We have historically been viewed as the low-cost provider in the pay-TV industry in the United States because we seek to offer the lowest everyday prices available to consumers after introductory promotions expire. For example, for certain new and qualifying customers we guarantee our pricing for certain programming packages and equipment for a two-year commitment period.  As another example, our Sling Orange service and our Sling Blue service are two of the lowest priced live-linear online streaming services in the industry. We also seek to differentiate ourselves from our competitors by providing the best overall customer experience.  Our value proposition for our customers includes, among other things, the ability to watch our service remotely through our DISH Anywhere mobile application and voice-enabled remote controls that are integrated with connected home devices.

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

Share Exchange.  On February 28, 2017, DISH Network and EchoStar and certain of their respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”).  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses, consisting primarily of the businesses that design, develop and distribute digital set-top boxes, provide satellite uplink services and develop and support streaming video technology, as well as certain investments in joint ventures, spectrum licenses, real estate properties and EchoStar’s ten percent non-voting interest in Sling TV Holding L.L.C. (the “Transferred Businesses”), and in exchange, we transferred to EchoStar the 6,290,499 shares of preferred tracking stock issued by EchoStar (the “EchoStar Tracking Stock”) and 81.128 shares of preferred tracking stock issued by Hughes Satellite Systems Corporation, a subsidiary of EchoStar (the “HSSC Tracking Stock,” and together with the EchoStar Tracking Stock, collectively, the “Tracking Stock”), that tracked the residential retail satellite broadband business of ~~Hughes Network Systems, L.L.C. (“HNS”), a wholly-owned subsidiary of Hughes.~~  In connection with the Share Exchange, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.

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

Our business has historically focused on providing pay-TV services and we have traditionally competed against satellite television providers and cable companies, many of whom have greater financial, marketing and other resources than we do.  In recent years, industries have been converging as providers of video, broadband and wireless services compete to deliver the next generation of service offerings.  The pay-TV industry has matured and bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive.  In some cases, certain competitors have been able to potentially subsidize the price of video services with the price of broadband and/or wireless services.  These developments, among others, have contributed to intense and increasing competition, which we expect to continue.

With respect to our DISH TV services, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base, we are required to increase retention spending and/or provide greater discounts or credits to acquire and retain subscribers who may spend less on our services.  If our Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”) decreases or does not increase commensurate with increases in programming or other costs, our margins may be reduced and the long-term value of a subscriber would then decrease.  In addition, our Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers.  Accordingly, an increase in Sling TV subscribers has a negative impact on our Pay-TV ARPU.

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

Moreover, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services, and may exacerbate the risks described above.  For example, in May 2016, Charter completed its acquisition of Time Warner Cable and Bright House Networks (collectively “New Charter”), which created the second largest cable television provider and third largest MPVD in the United States.  This transaction created a duopoly, resulting in two broadband providers, New Charter and Comcast, controlling the geographic areas covering the vast majority of the high-speed broadband homes in the country.  In addition, a significant proportion of New Charter’s high-speed broadband subscribers may lack access to alternative high-speed broadband options.  Further, New Charter may be able to, among other things, foreclose or degrade our online video offerings at various points in the broadband pipe; impose data caps on consumers who access our online video offerings; and pressure third-party content owners and programmers to withhold online rights from us and raise our and other MVPDs’ third-party programming costs.

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

In October 2016, AT&T announced its acquisition of Time Warner (which owns certain Turner, HBO and Cinemax channels), which was completed in June 2018.  With the completion of this transaction, the risks discussed above posed by the AT&T and DirecTV merger will be further exacerbated, as the addition of Time Warner’s media holdings, which include content, such as HBO, TBS, TNT, CNN, and movies, would, among other things, provide the combined company increased scale and leverage in the converging video, mobile, and broadband industries and may make it more difficult for us to obtain access to Time Warner’s programming networks on nondiscriminatory and fair terms, or at all.

For example, in October 2018, AT&T removed its HBO and Cinemax channels from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract.   Furthermore, AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to subscribers of its streaming service AT&T’s “Watch TV.”  In addition, AT&T’s current practice of offering wireless subscribers access to owned video content over the Internet without counting against a subscriber’s monthly data caps (“zero rating”) may give an unfair advantage to AT&T’s own video content, which currently includes, among others, DirecTV services, including “DirecTV Now,” and AT&T’s “Watch TV” on mobile devices.

In December 2018, Nexstar Media Group (“Nexstar”) announced plans to acquire Tribune Media Company (“Tribune”), subject to approval by the Department of Justice and the FCC.  We cannot predict the timing or outcome of government review of the proposed transaction.  If the proposed transaction is completed, the combined company (“New Nexstar”) would become the nation’s largest broadcast conglomerate.  New Nexstar may be able to use its scale to increase the leverage that it holds in retransmission consent negotiations which could, among other things, raise our programming costs and/or cause us to modify our programming packages as a result of programming interruptions.

As the pay-TV industry is mature, our strategy has included an emphasis on acquiring and retaining higher quality subscribers, even if it means that we will acquire and retain fewer overall subscribers.  We evaluate the quality of subscribers based upon a number of factors, including, among others, profitability.    Our DISH TV subscriber base has been declining due to, among other things, this strategy and the factors described above.  There can be no assurance that our DISH TV subscriber base will not continue to decline.  In the event that our DISH TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

Our business has historically focused on providing pay-TV services, including our DISH TV and Sling TV services.  We face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Verizon, DirecTV, Sony, YouTube, Fubo, Philo and Pluto that offer online services distributing movies, television shows and other video programming as well as programmers, such as HBO, CBS, STARZ, SHOWTIME and Univision that began selling content directly to consumers over the Internet.  Some of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do.  In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings.  Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.

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

In October 2016, AT&T announced its acquisition of Time Warner (which owns certain Turner, HBO and Cinemax channels), which was completed in June 2018.  This transaction joined DirecTV, which was acquired by AT&T in 2015, with Time Warner’s media holdings, which include content such as HBO, TBS, TNT, CNN, and movies.  This transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to Time Warner programming networks on nondiscriminatory and fair terms, or at all.  For example, in October 2018, AT&T removed its HBO and Cinemax channels from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract.  Furthermore, AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to subscribers of its streaming service AT&T’s “Watch TV.”

Our OTT Sling TV Internet-based services face certain risks, including, among others, significant competition.

Our Sling TV services face a number of risks, including, among others, the following, which may have a material adverse effect on our Sling TV services offerings:

•

We face significant competition from programmers such as DirecTV Now, Sony PlayStation Vue, YouTube, Fubo, Philo and Pluto which distribute live-linear television programming over the Internet, from content providers such as HBO, CBS, STARZ, SHOWTIME and Univision, which have begun selling content directly to consumers over the Internet, and other companies including, among others, Netflix, Hulu, Apple, Amazon, Alphabet and Verizon, some of which have original content, larger customer bases, stronger brand recognition, and significant financial, marketing and other resources.  We also face competition from piracy based video offerings;

•

We offer a limited amount of programming content, and there can be no assurances that we will be able to maintain or increase the amount or type of programming content that we may offer to keep pace with, or to differentiate our Sling TV services from, other providers of online video content;

•

We rely on streaming-capable devices to deliver our Sling TV services, and if we are not successful in maintaining existing, and creating new, relationships, or if we encounter technological, content licensing or other impediments to our streaming content, we may not be able to grow and maintain our Sling TV services, we may incur additional expense or our business could otherwise be adversely impacted;

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

In addition, many network operators that provide consumers with broadband service also provide these consumers with video programming, and these network operators may have an incentive to use their network infrastructure in a manner adverse to our continued growth and success.  For example, as a result of AT&T’s acquisition of DirecTV and the completion of the New Charter merger, these risks may be exacerbated to the extent these and other network operators are able to provide preferential treatment to their data.  Furthermore, AT&T’s current zero rating practice may give an unfair advantage to AT&T’s own video services, which currently include, among others, DirecTV services, including “DirecTV Now” and AT&T’s “Watch TV.”

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

We face increasing competition from other distributors of unique programming services such as foreign language, sports programming and original content including programming distributed over the Internet.  There can be no assurance that we will maintain subscribers that desire these unique programming services.  For example, the increasing availability of foreign language programming from our competitors, which in certain cases has resulted from our inability to renew programming agreements on an exclusive basis or at all, as well as competition from piracy-based video offerings, could contribute to an increase in our subscriber churn rate.  Our agreements with distributors of foreign language programming have varying expiration dates, and some agreements are on a month-to-month basis.  There can be no assurance that we will be able to grow or maintain subscribers that desire these unique programming services such as foreign language and sports programming.

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

We may incur increased costs to acquire new subscribers and retain existing subscribers.  Our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate continue to be negatively impacted by stricter customer acquisition and retention policies for our DISH TV subscribers, including an emphasis on acquiring and retaining higher quality subscribers.  In addition, our subscriber acquisition costs could increase as a result of increased spending for advertising and, with respect to our DISH TV services, the installation of more DVR receivers, which are generally more expensive than other receivers.  Retention costs with respect to our DISH TV services may be driven higher by increased upgrades of existing subscribers’ equipment to HD and DVR receivers.  Although we expect to continue to incur expenses, such as providing retention credits and other subscriber acquisition and retention expenses, to attract and retain subscribers, there can be no assurance that our efforts will generate new subscribers or result in a lower churn rate.  Additionally, certain of our promotions, including, among others, pay-in-advance, continue to allow consumers with relatively lower credit scores to become subscribers.  These subscribers typically churn at a higher rate.

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

We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to certain programming, our subscriber activations and our subscriber churn rate may be negatively impacted.

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

Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our current business, which would suffer in the event of system failures or cyber-attacks.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include, among other things, the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.  We rely on third parties for developing key components of our information technology and communications systems and ongoing service.  Some of our key systems and operations, including those supplied by third-party providers, are not fully redundant, and our disaster recovery planning cannot account for all eventualities.  Interruption and/or failure of any of these systems could disrupt our operations, interrupt our services, result in significant financial expenditures and damage our reputation, thus adversely impacting our ability to provide our services, retain our current subscribers and attract new subscribers.

In addition, although we take protective measures designed to secure our information technology systems and endeavor to modify such protective measures as circumstances warrant, our information technology hardware and software infrastructure and communications systems, or those of third parties that we use in our operations, may be vulnerable to a variety of interruptions, including, without limitation, natural disasters, terrorist attacks, telecommunications failures, cyber-attacks and other malicious activities such as unauthorized access, physical or electronic break-ins, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could disrupt or harm our business. These protective measures may not be sufficient for all eventualities and may themselves be vulnerable to hacking, malfeasance, system error or other irregularities. For example, certain parties may attempt to fraudulently induce employees or customers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems.

In addition, third-party providers of some of our key systems may also experience interruptions to their information technology hardware and software infrastructure and communications systems that could adversely impact us and over which we may have limited or no control.  We may obtain certain confidential, proprietary and personal information about our customers, personnel and vendors, and may provide this information to third parties in connection with our business.  If one or more of such interruptions or failures occur to us or our third-party providers, it potentially could jeopardize such information and other information processed and stored in, and transmitted through, our or our third-party providers’ information technology hardware and software infrastructure and communications systems, or otherwise cause interruptions or malfunctions in our operations, which could result in lawsuits, government claims, investigations or proceedings, significant losses or reputational damage.  Due to the fast-moving pace of technology, it may be difficult to detect, contain and remediate every such event.  We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to financial losses.  Furthermore, the amount and scope of insurance we maintain may not cover all expenses related to such activities or all types of claims that may arise.

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

Technology in the pay-TV industry changes rapidly, and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services, and our failure to do so could cause our products and services to become obsolete and could negatively impact our business.

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

In addition, our competitive position depends in part on our ability to offer new DISH TV subscribers and upgrade existing subscribers receivers with DVR and streaming capabilities and by otherwise making additional infrastructure investments, such as those related to our information technology and call centers.  We may also be at a competitive disadvantage in developing and introducing complex new products and services for our DISH TV services because of the substantial costs we may incur in making these products or services available across our installed base of subscribers.  We may not be able to pass on to our subscribers the entire cost of these upgrades and infrastructure investments.

New technologies could also create new competitors for us.  For instance, we face increasing consumer demand for the delivery of digital video services via the Internet.  We expect to continue to face increased competition from companies who use the Internet to deliver digital video services as the speed and quality of broadband and wireless networks continues to improve.

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

We rely on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes that we provide to subscribers in order to deliver our digital television services.  Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from suppliers.  In the event of an interruption of supply or a significant price increase from these suppliers, we may not be able to diversify sources of supply in a timely manner, which could have a negative impact on our business.  Further, due to increased demand for products, electronic manufacturers may experience shortages for certain components, from time to time. Additionally, supply of and/or costs of raw materials may be negatively impacted by trade protection policies, such as tariffs and or/escalating trade tensions, particularly with countries in Asia. We have experienced in the past and may continue to experience shortages driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of its suppliers that negatively impact our operations.  Any such delays or constraints could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our subscriber activations.

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

We are an indirect, wholly-owned subsidiary of DISH Network, which controls all of our voting power and the appointment of all of our officers and directors.  As a result of DISH Network’s control over us, questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships between DISH Network and EchoStar.  Areas in which conflicts of interest between EchoStar and us, as a result of our relationship with DISH Network, could arise include, but are not limited to, the following:

•

Cross officerships, directorships and stock ownership.  We and DISH Network have certain overlap in directors and executive officers with EchoStar.  These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  Our and DISH Network’s Board of Directors and executive officers include persons who are members of the Board of Directors of EchoStar, including Charles W. Ergen, who serves as the Chairman of EchoStar and DISH Network and our Chairman.  The executive officers and the members of DISH Network’s and our Board of Directors who are members of the Board of Directors of EchoStar have fiduciary duties to EchoStar’s shareholders.  For example, there is the potential for a conflict of interest when DISH Network and/or us, on the one hand, or EchoStar, on the other hand, look at acquisitions and other business opportunities that may be suitable for both companies.  In addition, certain of DISH Network’s and our directors and officers own EchoStar stock and options to purchase EchoStar stock.  Mr. Ergen beneficially owns approximately 50.8% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and controls approximately 88.3% of the voting power of EchoStar.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for DISH Network and/or us, on the one hand, and EchoStar, on the other hand.  Furthermore, Mr. Ergen is employed by both us and EchoStar.

•

Intercompany agreements with EchoStar.  In connection with and following the Spin-off and Share Exchange Agreement, DISH Network and EchoStar have entered into certain agreements pursuant to which DISH Network and we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from DISH Network and us, and DISH Network and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and us and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and DISH Network under the separation and other intercompany agreements DISH Network entered into with EchoStar, in connection with the Spin-off, may have been different if agreed to by two unaffiliated parties.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to DISH Network.  In addition, conflicts could arise between DISH Network and/or us, on the one hand, and EchoStar, on the other hand, in the interpretation or any extension or renegotiation of these existing agreements.

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

•

Business opportunities.  DISH Network has historically retained, and in the future may acquire, interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar.  DISH Network and we may also compete with EchoStar when it or we participate in auctions for spectrum or orbital slots for our satellites.

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

DISH Network Spectrum

DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements.  In March 2017, DISH Network notified the FCC that it plans to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT (“IoT”), which is the first phase of its network deployment (“First Phase”).  DISH Network expects to complete the First Phase by March 2020, with subsequent phases to be completed thereafter.  As of December 31, 2018, DISH Network had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, Radio Frequency (“RF”) design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase is now complete, DISH Network has secured certain tower sites, and they are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  DISH Network installed the first base stations on sites in 2018, and it plans to continue deployment until complete.  DISH Network currently expects expenditures for its wireless projects to be between $500 million and $1.0 billion through 2020.  DISH Network expects the second phase of its network deployment ~~(“Second Phase”)~~ to follow o~~nce the 3GPP Release 16 is standardized and as it plans for its other spectrum holdings develop, DISH Network plans to upgrade and expand its network to full 5G to support new use cases.~~  DISH Network currently expects expenditures for the Second Phase to be approximately $10 billion.

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

MVDDS Licenses.  We have MVDDS licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses.  In January 2015, the FCC granted our application to extend the build-out requirements related to our MVDDS licenses.  We now have until the third quarter 2019 to provide “substantial service” on our MVDDS licenses.  Our MVDDS licenses may be terminated if we do not provide substantial service in accordance with the new build-out requirements.  These wireless spectrum licenses expire in August 2024 unless they are renewed by the FCC.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

In 2016, the MVDDS 5G Coalition, of which we are a member, filed a petition for rulemaking requesting the FCC to consider updating the rules to allow us to provide two-way 5G services using our MVDDS licenses.  We cannot predict when or if the FCC will grant the petition and proceed with a rulemaking.  If the FCC adopts rules that would allow us to provide two-way 5G services using our MVDDS licenses, the requests of OneWeb and others for authority to use the band for service from NGSO satellite systems may hinder our ability to provide 5G services using our MVDDS licenses.

LMDS Licenses.  As a result of the completion of the Share Exchange on February 28, 2017, we acquired from EchoStar certain Local Multipoint Distribution Service (“LMDS”) licenses in four markets:  Cheyenne, Kansas City, Phoenix, and San Diego.  The “substantial service” milestone has been met with respect to each of the licenses.  In addition, through the FCC’s Spectrum Frontiers proceeding, a portion of each of our LMDS licenses were reassigned to the Upper Microwave Flexible Use Service band (27.5-28.35 GHz), which will allow for a more flexible use of the licenses, including, among other things, 5G mobile operations.  These wireless spectrum licenses have been renewed by the FCC through September 2028.  There can be no assurances that the FCC will renew these wireless spectrum licenses.

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.   Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly.  For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 14 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

See “Item 1A. Risk Factors – Acquisition and Capital Structure Risks – We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

Our parent, DISH Network, faces certain risks related to its non-controlling investments in the Northstar Entities and the SNR Entities.

In addition to the risks described in “Item 1A. Risk Factors – Acquisition and Capital Structure Risks – We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2018, DISH Network faces certain other risks related to its non-controlling investments in the Northstar Entities and the SNR Entities, including, among others, the risks described below.

On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively.  DISH Network does not own or control the Northstar Licenses or the SNR Licenses nor does it control the Northstar Entities or the SNR Entities.  DISH Network does not have a right to require Northstar Manager, LLC (“Northstar Manager”), which owns a 15% controlling interest in, and is the sole manager of, Northstar Spectrum, or SNR Wireless Management, LLC (“SNR Management”), which owns a 15% controlling interest in, and is the sole manager of, SNR HoldCo, to sell their respective ownership interests in Northstar Spectrum and SNR Holdco to DISH Network.  Northstar Manager, as the sole manager of Northstar Spectrum, and SNR Management, as the sole manager of SNR Holdco, will have the exclusive right and power to manage, operate and control Northstar Spectrum and SNR Holdco, respectively, subject to certain limited protective provisions for the benefit of American II and American III, respectively.  Northstar Manager and SNR Management will have the ability, but not the obligation, to require Northstar Spectrum and SNR Holdco, respectively, to purchase Northstar Manager’s and SNR Management’s ownership interests in those respective entities after the fifth and sixth anniversaries of the grant date of the Northstar Licenses and the SNR Licenses (and in certain circumstances prior to the fifth anniversary of the grant date of the Northstar Licenses and the SNR Licenses).  Thus, DISH Network cannot be certain that the Northstar Licenses or the SNR Licenses will be developed in a manner fully consistent with its current or future business plans.

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

On August 18, 2015, the FCC released a Memorandum Opinion and Order, FCC 15-104 (the “Order”) in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the Bidding Credit Amounts (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless).  Each of Northstar Wireless and SNR Wireless has filed a notice of appeal and petition for review of the Order with the D.C. Circuit, challenging, among other things, the FCC’s determination that they are ineligible to receive the Bidding Credit Amounts.  Oral arguments were presented to the Court on September 26, 2016.  On August 29, 2017, the D.C. Circuit issued its opinion, holding that: (i) the FCC reasonably applied its precedent to determine that DISH Network exercised a disqualifying degree of de facto control over Northstar Wireless and SNR Wireless (rendering them ineligible to claim the Bidding Credit Amounts), but (ii) the FCC did not give Northstar Wireless and SNR Wireless adequate notice that, if their relationships with DISH Network cost them the Bidding Credit Amounts, the FCC would also deny them an opportunity to cure.  The case was remanded to the FCC to give Northstar Wireless and SNR Wireless an opportunity to seek to negotiate a cure for the de facto control the FCC found that DISH Network exercises over them.  On January 24, 2018, the FCC released an Order on Remand, DA 18-70 (the “Order on Remand”) purporting to establish a procedure to afford Northstar Wireless and SNR Wireless the opportunity to implement a Cure pursuant to the Appellate Decision.  The Order on Remand provided that Northstar Wireless and SNR Wireless each had until April 24, 2018 to file the necessary documentation to demonstrate that, in light of such changes, each of Northstar Wireless and SNR Wireless qualifies for the very small business bidding credit that it sought in the AWS-3 Auction.  Additionally, the Order on Remand provides that if either Northstar Wireless or SNR Wireless needs additional time to negotiate new or amended agreements, it may request to extend the deadline for such negotiations for an additional 45 days (extending the deadline to June 8, 2018).  On April 16, 2018, the FCC approved Northstar Wireless’ and SNR Wireless’ requests to extend the deadline for such negotiations for an additional 45 days to June 8, 2018.

On June 8, 2018, Northstar Wireless and SNR Wireless each filed amended agreements to demonstrate that, in light of such changes, each of Northstar Wireless and SNR Wireless qualifies for the very small business bidding credit that it sought in the AWS-3 Auction.  The Order on Remand also provided, among other things, until July 23, 2018 for certain third-parties to file comments about any changes to the agreements proposed by Northstar Wireless and SNR Wireless and several third-parties filed comments (with one opposition).  On October 22, 2018, Northstar Wireless and SNR Wireless filed a response to the third-party comments.  DISH Network cannot predict with any degree of certainty the timing or outcome of these proceedings.

See “Item 1A. Risk Factors – Acquisition and Capital Structure Risks – We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

In addition, on September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company against DISH Network; its wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of DISH Network’s board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager; SNR Wireless; SNR HoldCo; SNR Management; and certain other parties.  See “Commitments and Contingencies – Contingencies – Litigation – Vermont National Telephone Company” in Note 11 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH Network may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, comply with regulations applicable to the Northstar Licenses and the SNR Licenses, and make any potential payments related to the re-auction of the AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential Northstar Re-Auction Payment and SNR Re-Auction Payment, any such loans or partnerships could vary significantly.  DISH Network may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to make further investments in the Northstar Entities and the SNR Entities.  There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

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

•

DISH Network has made substantial investments to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance, in whole or in part, DISH Network’s future efforts.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.

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

In July 2015, AT&T completed its acquisition of DirecTV, our direct competitor and the largest satellite TV provider in the United States, which has an OTT service, DirecTV Now, that competes directly with our Sling TV services.  As a result of this acquisition, DirecTV, among other things, has increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services.  The combined company may be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other MVPDs, including us; thwart DISH Network’s entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with DISH Network; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings.  In addition, in October 2016, AT&T announced its acquisition of Time Warner (which owns certain Turner, HBO and Cinemax channels), which was completed in June 2018.  The addition of Time Warner’s media holdings, which include content, such as HBO, TBS, TNT, CNN, and movies, would, among other things, provide the combined company increased scale and leverage in the converging video, mobile, and broadband industries. Also, in December 2017, Walt Disney Company announced its acquisition of certain assets of Twenty-First Century Fox, Inc.  These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.  For example, in connection with AT&T’s acquisition of Time Warner, Turner sent all of its distributors written, irrevocable offers to submit disputes over the price and other terms of Turner programming to binding arbitration and to guarantee continued access to that programming while any arbitration is pending.

However, in October 2018, AT&T removed its HBO and Cinemax channels, which are not part of Turner, from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract.  Furthermore, AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to subscribers of its streaming service AT&T’s “Watch TV.”  In addition, AT&T’s current zero rating practice may give an unfair advantage to AT&T’s own video content, which currently includes, among others, DirecTV services, including “DirecTV Now,” and AT&T’s “Watch TV” on mobile devices.

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

•

Wireless services and DISH Network’s wireless spectrum licenses are subject to government regulation.    Wireless services and DISH Network’s wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities.  These governmental authorities could adopt regulations or take other actions that would adversely affect DISH Network’s business prospects, making it more difficult and/or expensive to commercialize its wireless spectrum licenses or acquire additional licenses.  The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies.  In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The FCC grants wireless licenses for terms of generally ten years that are subject to renewal or revocation based on certain factors depending on the license including, among others, public interest considerations, level and quality of services and/or operations provided by the licensee, frequency and duration of any interruptions or outages of services and/or operations provided by the licensee, and the extent to which service is provided to, and/or operation is provided in, rural areas and tribal lands.  There can be no assurances that DISH Network’s wireless spectrum licenses will be renewed or that DISH Network will be able to obtain additional licenses.  Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.  In addition, the FCC uses its transactional “spectrum screen” to identify prospective wireless transactions that may require additional competitive scrutiny.  If a proposed transaction would exceed the spectrum screen threshold, the FCC undertakes a more detailed analysis of relevant market conditions in the impacted geographic areas to determine whether the transaction would reduce competition without offsetting public benefits.  If a proposed spectrum acquisition exceeds the spectrum screen trigger such additional review could extend the duration of the regulatory review process and there can be no assurance that such proposed spectrum acquisition would ultimately be completed, in whole or in part.  For further information related to DISH Network’s wireless spectrum licenses, including build-out requirements, see “Item 1A. Risk Factors”  in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business, construct and launch new satellites, and to pursue acquisitions and other strategic transactions.  Weakness in the equity markets could make it difficult for DISH Network to raise equity financing without incurring substantial dilution to DISH Network’s existing shareholders.  Adverse changes in the credit markets, including rising interest rates, could increase our borrowing costs and/or make it more difficult for us to obtain financing for our operations or refinance existing indebtedness.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  We may be unable to generate cash flows from operating activities sufficient to pay the principal, premium, if any, and interest on our debt and other obligations.  If we are unable to service our debt and other obligations from cash flows from operating activities, we may need to refinance or restructure all or a portion of such obligations prior to maturity.  Any refinancing or restructuring could have a material adverse effect on our business, results of operations and/or financial condition.  In addition, we cannot guarantee that any refinancing or restructuring would sufficiently meet any debt or other obligations then due. Furthermore, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by their credit metrics.  A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing.  A severe disruption in the global financial markets could impact some of the financial institutions with which we do business, and such instability could also affect our access to financing.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

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

As of December 31, 2018, our total long-term debt and capital lease obligations, including the debt of our subsidiaries, was $11.971 billion.  Our debt levels could have significant consequences, including:

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

Charles W. Ergen, DISH Network’s Chairman, beneficially owns approximately 51.7% of DISH Network’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and controls approximately 91.3% of the total voting power.  Through his voting power, Mr. Ergen has the ability to elect a majority of DISH Network’s directors and to control all other matters requiring the approval of DISH Network’s stockholders.  As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require DISH Network to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

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

During the second quarter 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during periods prior to 2017.  Our total accrual at December 31, 2018 and 2017 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  On April 5, 2018, the Court entered a $61 million judgment in favor of the class.  On May 4, 2018, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit.     During the second quarter 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at December 31, 2018 and 2017 was $61 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets.

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

We are, and may become, subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.  See “Item 1. Business –  Patents and Other Intellectual Property” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

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

See “Item 1.  Business –  Government Regulations –  FCC Regulations Governing our Pay-TV Operations – Open Internet” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

Changes in the Cable Act, and/or the rules of the FCC that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates.

We purchase a large percentage of our programming from cable-affiliated programmers.  Pursuant to the Cable Act, cable providers had been prohibited from entering into exclusive contracts with cable-affiliated programmers.  The Cable Act directed that this prohibition expires after a certain period of time unless the FCC determined that the prohibition continued to be necessary.  In October 2012, the FCC allowed this prohibition to expire.  While the FCC has issued a Further Notice of Proposed Rulemaking aimed at serving some of the same objectives as the prohibition, there can be no assurances that such protections will be adopted or be as effective as the prohibition if they are adopted.  In the event that this decision is reconsidered by the FCC or reviewed by a court of appeals, we cannot predict the timing or outcome of any subsequent FCC decision.

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

Our operations are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these authorities could result in the limitations on, or suspension or revocation of, our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the change in the Administration and any government policy changes it may institute, which may be substantial, could increase regulatory uncertainty.  The adoption or modification of laws or regulations relating to video programming, satellite services, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business, including our Sling TV services.  In addition, the manner in which regulations or legislation in these areas may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.  See regulatory disclosures under the caption “Item 1.  Business –  Government Regulations” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

Our business depends on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

If the FCC were to cancel, revoke, suspend, restrict, significantly condition, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses that we may file from time to time, it could have a material adverse effect on our business, financial condition and results of operations.  Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of DISH TV services available to our DISH TV subscribers.  The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum.  In addition, Congress often considers and enacts legislation that affects us and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing.  We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

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

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.  If in the future we are unable to report that our internal control over financial reporting is effective, investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and DISH Network’s stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.   UNRESOLVED STAFF COMMENTS

None

Item 2.   PROPERTIES

The following table sets forth certain information concerning our principal properties.

Leased From
Description/Use/Location	Owned	EchoStar (1)	Other Third Party
Corporate headquarters, Englewood, Colorado		X
Customer call center and general offices, Roseland, New Jersey			X
Customer call center, Bluefield, West Virginia	X
Customer call center, Long Island City, New York			X
Customer call center, Harlingen, Texas	X
Customer call center, Hilliard, Ohio			X
Customer call center, Littleton, Colorado		X
Customer call center, Phoenix, Arizona			X
Customer call center, Thornton, Colorado	X
Customer call center, Tulsa, Oklahoma			X
Customer call center, warehouse, service, and remanufacturing center, El Paso, Texas	X
Data Center, Cheyenne, Wyoming		X
Digital broadcast operations center, Cheyenne, Wyoming (2)	X
Digital broadcast operations center, Gilbert, Arizona (2)	X
Engineering offices and service center, Englewood, Colorado (2)	X
Engineering office, American Fork, Utah (2)			X
Engineering office, Bangalore, India (2)			X
Engineering office, Foster City, California (2)			X
Engineering office, Kharkov, Ukraine (2)			X
Engineering office, Superior, Colorado (2)			X
IT development center, Denver, Colorado			X
Micro digital broadcast operations center, Mustang Ridge, Texas (2)	X
Regional digital broadcast operations center, Monee, Illinois (2)	X
Regional digital broadcast operations center, New Braunfels, Texas (2)	X
Regional digital broadcast operations center, Quicksburg, Virginia (2)	X
Regional digital broadcast operations center, Spokane, Washington (2)	X
Service and remanufacturing center, Spartanburg, South Carolina			X
Warehouse and distribution center, Denver, Colorado			X
Warehouse and distribution center, Atlanta, Georgia			X
Warehouse, Denver, Colorado	X

(1)	See Note 16 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.
(2)	These properties were transferred to us in connection with the completion of the Share Exchange.

In addition to the principal properties listed above, we operate numerous facilities for, among other things, our in-home service operations strategically located in regions throughout the United States.  Furthermore, we own or lease capacity on 11 satellites, which are a major component of our DISH TV services.  See further information under Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 3.   LEGAL PROCEEDINGS

See Note 11 “Commitments and Contingencies – Contingencies – Litigation” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  As of March 1, 2019, all 1,015 issued and outstanding shares of our common stock were held by DOC.  There is currently no established trading market for our common stock.

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

As the pay-TV industry is mature, our DISH TV strategy has included an emphasis on acquiring and retaining higher quality subscribers, ~~including subscribers in markets underserved by pay-TV services,~~ even if it means that we will acquire and retain fewer overall subscribers.  We evaluate the quality of subscribers based upon a number of factors, including, among others, profitability.  Our DISH TV subscriber base has been declining due to, among other things, this strategy.  There can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.

Our revenue and profit is primarily derived from Pay-TV programming services that we provide to our subscribers.  We also generate revenue from equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our Smart Home service operations; warranty services; and sales of digital receivers and related equipment to third-party pay-TV providers.  Our subscriber-related revenue has been declining due to, among other things, the continuing decline in our DISH TV subscriber base.  We expect this trend to continue.  Our most significant expenses are subscriber-related expenses, which are primarily related to programming, subscriber acquisition costs and depreciation and amortization.

Financial Highlights

2018 Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $13.362 billion
•	Net income attributable to DISH DBS of $971 million
•	Loss of approximately 920,000 net Pay-TV subscribers
•	Loss of approximately 1.125 million net DISH TV subscribers
•	Addition of approximately 205,000 net Sling TV subscribers
•	Pay-TV ARPU of $85.46
•	Gross new DISH TV subscriber activations of approximately 1.114 million
•	DISH TV churn rate of 1.78%
•	DISH TV SAC of $759

Consolidated Financial Condition as of December 31, 2018

•	Cash, cash equivalents and current marketable investment securities of $279 million
•	Total assets of $3.906 billion
•	Total long-term debt and capital lease obligations of $11.971 billion

Our subsidiaries operate one business segment.

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer Pay-TV services under the DISH brand, and the Sling brand.  As of December 31, 2018, we had 12.322 million Pay-TV subscribers in the United States, including 9.905 million DISH TV subscribers and 2.417 million Sling TV subscribers.

Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH TV services from our competitors, we offer the Hopper whole-home DVR and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, tablets, phones and computers.  The Hopper 3, among other things, features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.

We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and phones.  We offer Sling International, Sling Latino and Sling domestic video programming services.  Our domestic Sling TV services have a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously.  We face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Verizon, DirecTV, Sony, YouTube, Fubo, Philo and Pluto that offer online services distributing movies, television shows and other video programming as well as programmers, such as HBO, CBS, Univision, STARZ and SHOWTIME, that began selling content directly to consumers over the Internet.  Some of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do.  In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings.  Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.  This competition, among other things, has caused the rate of growth in subscribers to our Sling TV services to decrease.  In June 2018, we launched additional Sling TV services which include offering consumers a la carte channel subscriptions, access to pay-per-view events and movies, and access to free content.  There can be no assurance that these additional services will positively affect our results of operations or our net Sling TV subscribers.

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

As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock was recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.  The results of the Transferred Businesses were prepared from separate records maintained by EchoStar for the periods prior to March 1, 2017, and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Transferred Businesses had been operated on a combined basis with our subsidiaries.   See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Recent Developments

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services, and may exacerbate the risks described in our public filings.  In October 2016, AT&T announced its acquisition of Time Warner, which was completed in June 2018.  In December 2017, Walt Disney Company announced its acquisition of certain assets of Twenty-First Century Fox, Inc.  These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.  For example, in connection with AT&T’s acquisition of Time Warner, Turner sent all of its distributors written, irrevocable offers to submit disputes over the price and other terms of Turner programming to binding arbitration and to guarantee continued access to that programming while any arbitration is pending.  However, in October 2018, AT&T removed its HBO and Cinemax channels, which are not part of Turner, from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract.

Also, in April 2018, T-Mobile announced its acquisition of Sprint.  DISH Network filed a petition to deny the transaction with the FCC.  DISH Network cannot predict the practical effect of the impact of T-Mobile’s acquisition of Sprint (if approved) on it, including without limitation, the impact of any conditions on DISH Network (if any conditions are imposed).  However, it is possible that the outcomes resulting from this acquisition (if approved, with or without conditions) could have a material adverse effect on DISH Network’s business, results of operations and financial condition or otherwise disrupt DISH Network’s business.

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

Programming

Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase due to contractual price increases and the renewal of long-term programming contracts on less favorable pricing terms and certain programming costs are rising at a much faster rate than wages or inflation.  In particular, the rates we are charged for retransmitting local broadcast channels have been increasing substantially and may exceed our ability to increase our prices to our customers.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms or if we are unable to pass these increased programming costs on to our customers.

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

In June 2018 and November 2018, Univision Communications Inc. (“Univision”) removed certain of its channels from our DISH TV and Sling TV programming lineup, as we and Univision have been unable to negotiate the terms and conditions of a new programming carriage contract.  In light of, among other things, certain Univision programming being available to consumers through alternative methods including over the air antennas and directly from Univision over the Internet, the current state of our negotiations with Univision and the duration of the absence of these Univision channels from our programming lineups, this removal may be permanent.  Univision’s removal of certain of its channels from our programming lineup will continue to negatively impact our DISH TV churn rate, net DISH TV subscriber losses, gross new DISH TV subscriber activations and net Sling TV subscriber additions in the short-term.  However, over the long term, we anticipate that we will be able to provide more compelling offers to our subscribers, particularly containing Latino programming because of, among other things, our ability to provide more flexible and lower cost programming and because certain Univision programming is also available through alternative methods including over the air antennas and directly from Univision over the Internet.  In addition, in October 2018, AT&T removed its HBO and Cinemax channels from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract.  AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to subscribers of its streaming service AT&T’s “Watch TV.”  We experienced a higher DISH TV churn rate, higher net Pay-TV subscriber losses and lower gross new DISH TV subscriber activations during the third and fourth quarter 2018 and continuing into the first quarter 2019, when Univision and AT&T removed certain of their channels from our DISH TV and Sling TV programming lineup.  As a result, there can be no assurance that the removal of these channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate resulting from additional programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

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

During 2017 and 2018, we repurchased $174 million and $57 million, respectively, of our 4 1/4% Senior Notes due 2018 in open market trades.  The remaining balance of $969 million were redeemed on April 2, 2018.

During the year ended December 31, 2018, we repurchased $82 million of our 7 7/8% Senior Notes due 2019 in open market trades.  The remaining balance of $1.318 billion matures on September 1, 2019.  We expect to fund the remaining obligation from cash and marketable investment securities balances at that time and/or advances from our parent, DISH Network.  But, depending on market conditions, we may refinance the remaining obligation in whole or in part.

Future Liquidity

Wireless

Since 2008, DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH Network Spectrum.  DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements.  In March 2017, DISH Network notified the FCC that it plans to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT.  DISH Network expects to complete the First Phase by March 2020, with subsequent phases to be completed thereafter.    As of December 31, 2018, DISH Network had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, RF design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase is now complete, DISH Network has secured certain tower sites, and they are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  DISH Network installed the first base stations on sites in 2018, and it plans to continue deployment until complete.  DISH Network currently expects expenditures for its wireless projects to be between $500 million and $1.0 billion through 2020.  DISH Network expects the second phase of its network deployment ~~(“Second Phase”)~~ to follow o~~nce the 3GPP Release 16 is standardized and as it plans for its other spectrum holdings develop, DISH Network plans to upgrade and expand its network to full 5G to support new use cases.~~  DISH Network currently expects expenditures for the Second Phase to be approximately $10 billion.  DISH Network  will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as DISH Network considers its options for the commercialization of its wireless spectrum, it will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses.  During 2015, through its wholly-owned subsidiaries American II and American III, DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  On October 27, 2015, the FCC granted certain AWS-3 Licenses to Northstar Wireless and to SNR Wireless, respectively.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly.  For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 14  “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

See “Item 1A. Risk Factors – Acquisition and Capital Structure Risks – We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

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

New Accounting Pronouncements

Leases.  In February 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”), and has modified the standard thereafter.  ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring that lessees recognize right of use assets and lease liabilities for the vast majority of leases.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification is based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  The accounting guidance for lessors remains largely unchanged.

This standard became effective for us on January 1, 2019, and we elected to adopt the standard using the modified retrospective approach.  Under the modified retrospective approach, we will recognize in beginning retained earnings as of January 1, 2019 an adjustment for the cumulative effect of the adoption, which we believe will be immaterial.  We will also recognize right of use assets and lease liabilities for periods ending after January 1, 2019 for the majority of our operating leases, which will be the primary impact of the standard on our results.  Our operating leases consist principally of satellites, real estate, vehicles used in our in-home service operations and other equipment.

As permitted under the standard, we do not intend to recognize right of use assets or lease liabilities for leases with a term of 12 months or less.  In transition, we plan to apply practical expedients that permit us not to reassess (i) whether expired or existing contracts contain a lease under the new standard, (ii) the lease classification for expired or existing leases, or (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard.  In addition, we do not intend to use hindsight during transition.  We do not expect the adoption of ASU 2016-02 to have a significant impact to our Consolidated Statements of Operations or Cash Flows.  We will provide additional disclosures for periods ending in 2019 comparing the results under previous guidance to those under the new standard.

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

Fair Value Measurement.  On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by adding, modifying or removing certain disclosures.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis.  We are evaluating the impact the adoption of ASU 2018-13 will have on our Consolidated Financial Statements and related disclosures.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, local, premium movie, pay-per-view, Latino and international subscriptions; equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our Smart Home service operations; warranty services; and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to independent third-party retailers and other independent third-party distributors of our equipment, sales of digital receivers and related components to third-party pay-TV providers and revenue from services and other agreements with EchoStar.

Subscriber-related expenses.  “Subscriber-related expenses” principally include programming expenses, which represent a substantial majority of these expenses.  “Subscriber-related expenses” also include costs for Pay-TV services incurred in connection with our subscriber retention, Smart Home service and call center operations, billing costs, refurbishment and repair costs related to DBS receiver systems and other variable subscriber expenses.

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

Subscriber acquisition costs.  While we primarily lease DBS receiver systems, we also subsidize certain costs to attract new subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of DBS receiver systems to independent third-party retailers and other independent third-party distributors of our equipment, the cost of subsidized sales of DBS receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  Our “Subscriber acquisition costs” also includes costs associated with acquiring Sling TV subscribers including, among other things, costs related to acquisition advertising and our direct sales efforts and commissions.  Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors, which were previously expensed as “Subscriber acquisition costs.”  These amounts are now initially capitalized in “Other current assets” and “Other noncurrent assets, net” on our Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors, which were previously expensed as “Subscriber acquisition costs.”  These amounts are now initially capitalized in “Other current assets” and “Other noncurrent assets, net” on our Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  As such, as of January 1, 2018 our DISH TV SAC is calculated as “Subscriber acquisition costs,” excluding “Subscriber acquisition costs” associated with our Sling TV services, plus capitalized payments made under certain sales incentive programs, excluding amortization related to these payments, plus the value of equipment capitalized under our lease program for new DISH TV subscribers, divided by gross new DISH TV subscriber activations.  We include all the costs of acquiring DISH TV subscribers (e.g., subsidized and capitalized equipment) as we believe it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new DISH TV subscribers in our calculation, including DISH TV subscribers added with little or no subscriber acquisition costs.

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

DISH TV subscribers.  We include customers obtained through direct sales, independent third-party retailers and other independent third-party distribution relationships in our DISH TV subscriber count.  We also provide DISH TV services to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our Flex Pack programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH TV subscriber count.  The retail price of the Flex Pack programming package as of December 31, 2018 was $34.99, and we intend to continue to use this price as the denominator in our calculation.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2018	2017	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$13,197,994	$13,877,196	$(679,202)	(4.9)
Equipment sales and other revenue	164,145	130,315	33,830	26.0
Total revenue	13,362,139	14,007,511	(645,372)	(4.6)

Costs and Expenses:
Subscriber-related expenses	8,392,150	8,692,676	(300,526)	(3.5)
% of Subscriber-related revenue	63.6%	62.6%
Satellite and transmission expenses	637,160	717,231	(80,071)	(11.2)
% of Subscriber-related revenue	4.8%	5.2%
Cost of sales - equipment and other	143,671	95,116	48,555	51.0
Subscriber acquisition costs	769,307	1,185,211	(415,904)	(35.1)
General and administrative expenses	692,881	669,934	22,947	3.4
% of Total revenue	5.2%	4.8%
Litigation expense	—	295,695	(295,695)	*
Depreciation and amortization	660,460	741,772	(81,312)	(11.0)
Total costs and expenses	11,295,629	12,397,635	(1,102,006)	(8.9)

Operating income (loss)	2,066,510	1,609,876	456,634	28.4

Other Income (Expense):
Interest income	8,923	9,855	(932)	(9.5)
Interest expense, net of amounts capitalized	(792,436)	(865,181)	72,745	8.4
Other, net	8,994	88,511	(79,517)	(89.8)
Total other income (expense)	(774,519)	(766,815)	(7,704)	(1.0)

Income (loss) before income taxes	1,291,991	843,061	448,930	53.3
Income tax (provision) benefit, net	(318,305)	(117,616)	(200,689)	*
Effective tax rate	24.6%	14.0%
Net income (loss)	973,686	725,445	248,241	34.2
Less: Net income (loss) attributable to noncontrolling interests, net of tax	2,399	1,919	480	25.0
Net income (loss) attributable to DISH DBS	$971,287	$723,526	$247,761	34.2

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.322	13.242	(0.920)	(6.9)
DISH TV subscribers, as of period end (in millions)	9.905	11.030	(1.125)	(10.2)
Sling TV subscribers, as of period end (in millions)	2.417	2.212	0.205	9.3
Pay-TV subscriber additions (losses), net (in millions)	(0.920)	(0.284)	(0.636)	*
DISH TV subscriber additions (losses), net (in millions)	(1.125)	(0.995)	(0.130)	(13.1)
Sling TV subscriber additions (losses), net (in millions)	0.205	0.711	(0.506)	(71.2)
Pay-TV ARPU	$85.46	$86.43	$(0.97)	(1.1)
DISH TV subscriber additions, gross (in millions)	1.114	1.477	(0.363)	(24.6)
DISH TV churn rate	1.78%	1.78%	—%	*
DISH TV SAC	$759	$751	$8	1.1
EBITDA	$2,733,565	$2,438,240	$295,325	12.1

* Percentage is not meaningful.

Pay-TV subscribers.  We lost approximately 920,000 net Pay-TV subscribers during the year ended December 31, 2018 compared to the loss of approximately 284,000 net Pay-TV subscribers during the same period in 2017.  The increase in net Pay-TV subscriber losses during the year ended December 31, 2018 resulted from higher net DISH TV subscriber losses and fewer net Sling TV subscriber additions.  Our net Pay-TV subscriber losses during the year ended December 31, 2018 were negatively impacted by Univision and AT&T’s removal of certain of their channels from our DISH TV and Sling TV programming lineup.  As a result, we experienced higher net Pay-TV subscriber losses beginning in the third quarter 2018 and continuing into the fourth quarter 2018.  With respect to the Univision removal, in light of, among other things, certain Univision programming being available to consumers through alternative methods including over the air antennas and directly from Univision over the Internet, the current state of our negotiations with Univision and the duration of the absence of these channels from our programming lineups, this removal may be permanent.  We lost approximately 1.125 million net DISH TV subscribers during the year ended December 31, 2018 compared to the loss of approximately 995,000 net DISH TV subscribers during the same period in 2017.  This increase in net DISH TV subscriber losses resulted from lower gross new DISH TV subscriber activations, partially offset by a lower number of customer disconnects.  We added approximately 205,000 net Sling TV subscribers during the year ended December 31, 2018 compared to the addition of approximately 711,000 net Sling TV subscribers during the same period in 2017.  This decrease in net Sling TV subscriber additions is primarily related to increased competition, including competition from other OTT service providers and to a higher number of customer disconnects on a larger Sling TV subscriber base, including the impact from Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above.

Our DISH TV churn rate for both the years ended December 31, 2018 and 2017 was 1.78%.  Our DISH TV churn rate for the year ended December 31, 2018 was negatively impacted by Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above, offset by the positive impact from our emphasis on acquiring and retaining higher quality subscribers.  Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the year ended December 31, 2018, we activated approximately 1.114 million gross new DISH TV subscribers compared to approximately 1.477 million gross new DISH TV subscribers during the same period in 2017, a decrease of 24.6%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers;  increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers; and Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above.

During September 2017, Hurricane Maria caused extraordinary damage in Puerto Rico and the U.S. Virgin Islands, resulting in a widespread loss of power and infrastructure.  Given the devastation and loss of power, substantially all customers in those areas were unable to receive our service as of September 30, 2017.  In an effort to ensure customers would not be charged for services they were unable to receive, we proactively paused service for those customers.  Accordingly, we removed approximately 145,000 subscribers, representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count as of September 30, 2017.  During the fourth quarter 2017, 75,000 of these customers reactivated.  During the year ended December 31, 2018, 31,000 of these customers reactivated.  We incurred certain costs in connection with the re-activation of these returning subscribers, and accordingly, these returning customers were recorded as gross new DISH TV subscriber activations with the corresponding costs recorded in “Subscriber acquisition costs” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and/or in “Purchases of property and equipment” on our Consolidated Statements of Cash Flows.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $13.198 billion for the year ended December 31, 2018, a decrease of $679 million or 4.9% compared to the same period in 2017.  The decrease in “Subscriber-related revenue” from the same period in 2017 was primarily related to a lower average Pay-TV subscriber base and the decrease in Pay-TV ARPU discussed below.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $85.46 during the year ended December 31, 2018 versus $86.43 during the same period in 2017.  The $0.97 or 1.1% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base, a shift in DISH TV programming package mix to lower priced programming packages and a decrease in revenue related to premium channels and pay-per-view boxing events.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.  These decreases were partially offset by DISH TV programming package price increases in the first quarter 2018 and 2017 and an increase in revenue per subscriber related to our Sling TV services.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $8.392 billion during the year ended December 31, 2018, a decrease of $301 million or 3.5% compared to the same period in 2017.  The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable costs per subscriber, partially offset by higher programming costs per subscriber.  Programming costs per subscriber increased due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  These programming rate increases were partially offset by the reduction in programming costs per subscriber related to Univision and AT&T’s removal of certain of their channels from our programming lineup and lower costs related to pay-per-view boxing events.  “Subscriber-related expenses” represented 63.6% and 62.6% of “Subscriber-related revenue” during the years ended December 31, 2018 and 2017, respectively.  The increase in this expense to revenue ratio primarily resulted from lower subscriber-related revenue and higher programming costs per subscriber, discussed above.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $637 million during the year ended December 31, 2018, a decrease of $80 million or 11.2% compared to the same period in 2017.  The decrease in “Satellite and transmission expenses” was primarily related to a decrease in transponder capacity leased from EchoStar, related to our DISH TV service and decreased costs in our digital broadcast operations.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $769 million for the year ended December 31, 2018, a decrease of $416 million or 35.1% compared to the same period in 2017.  This change was primarily attributable to fewer gross new DISH TV subscriber activations and a $158 million positive impact related to the adoption of ASU 2014-09.  Subsequent to the adoption of ASU 2014-09 on January 1, 2018, we capitalize payments made under certain sales incentive programs, including those with our independent third-party retailers and other independent third-party distributors.  These amounts were previously expensed as “Subscriber acquisition costs.”  See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH TV SAC.  DISH TV SAC was $759 during the year ended December 31, 2018 compared to $751 during the same period in 2017, an increase of $8 or 1.1%.  This change was primarily attributable to an increase in hardware costs and commissions paid to independent third-party retailers per activation, partially offset by a decrease in advertising costs per activation.  The increase in hardware costs and commissions paid to independent third-party retailers resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts.  In addition, we had more Puerto Rico subscribers reactivate in 2017 as compared to 2018 which increased our DISH TV SAC during 2018.  The expenses we incurred for the reactivation of subscribers in Puerto Rico were lower on a per subscriber basis than those incurred for the remaining gross new DISH TV subscriber activations.

During the years ended December 31, 2018 and 2017, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $120 million and $137 million, respectively.  This decrease in capital expenditures under our lease program for new DISH TV subscribers resulted primarily from fewer gross new DISH TV subscriber activations discussed above.

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

Litigation expense.  “Litigation expense” related to certain significant legal settlements, judgments or accruals totaled $296 million during the year ended December 31, 2017.  See Note 11 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $660 million during the year ended December 31, 2018, an $81 million or 11.0% decrease compared to the same period in 2017.  This change was primarily driven by a  decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $792 million during the year ended December 31, 2018, a decrease of $73 million or 8.4% compared to the same period in 2017.  This decrease was primarily related to a reduction in interest expense resulting from debt redemptions during 2018 and 2017.

Earnings before interest, taxes, depreciation and amortization.    EBITDA was $2.734 billion during the year ended December 31, 2018, an increase of $295 million or 12.1% compared to the same period in 2017.  The increase in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  These changes in operating income include a $154 million positive impact for the year ended December 31, 2018 related to the adoption of ASU 2014-09.  EBITDA for the year ended December 31, 2017 was negatively impacted by “Litigation expense” of $296 million.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended December 31,
	2018	2017
	(In thousands)
EBITDA	$2,733,565	$2,438,240
Interest, net	(783,513)	(855,326)
Income tax (provision) benefit, net	(318,305)	(117,616)
Depreciation and amortization	(660,460)	(741,772)
Net income (loss) attributable to DISH DBS	$971,287	$723,526

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

Income tax (provision) benefit, net.  Our income tax provision was $318 million during the year ended December 31, 2018,  an increase of $201 million compared to the same period in 2017.  On December 22, 2017, the Tax Reform Act was enacted, which, among other things, lowered the federal statutory corporate tax rate effective January 1, 2018 from 35% to 21%.  Consequently, we remeasured our deferred tax assets and liabilities as of December 31, 2017 which positively impacted our “Income tax (provision) benefit, net” by approximately $291 million for the year ended December 31, 2017.  In addition, our effective tax rate was negatively impacted by 11.5% related to $255 million of “Litigation expense” that was related to the FTC Action during the year ended December 31, 2017, as any eventual payments of this expense may not be deductible for income tax purposes.  The tax deductibility of any eventual payments may change based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.  See Note 11 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2017	2016	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$13,877,196	$14,578,414	$(701,218)	(4.8)
Equipment sales and other revenue	130,315	177,525	(47,210)	(26.6)
Total revenue	14,007,511	14,755,939	(748,428)	(5.1)

Costs and Expenses:
Subscriber-related expenses	8,692,676	8,639,893	52,783	0.6
% of Subscriber-related revenue	62.6%	59.3%
Satellite and transmission expenses	717,231	725,307	(8,076)	(1.1)
% of Subscriber-related revenue	5.2%	5.0%
Cost of sales - equipment and other	95,116	135,321	(40,205)	(29.7)
Subscriber acquisition costs	1,185,211	1,386,779	(201,568)	(14.5)
General and administrative expenses	669,934	705,935	(36,001)	(5.1)
% of Total revenue	4.8%	4.8%
Litigation expense	295,695	21,148	274,547	*
Depreciation and amortization	741,772	832,435	(90,663)	(10.9)
Total costs and expenses	12,397,635	12,446,818	(49,183)	(0.4)

Operating income (loss)	1,609,876	2,309,121	(699,245)	(30.3)

Other Income (Expense):
Interest income	9,855	6,537	3,318	50.8
Interest expense, net of amounts capitalized	(865,181)	(825,765)	(39,416)	(4.8)
Other, net	88,511	32,805	55,706	*
Total other income (expense)	(766,815)	(786,423)	19,608	2.5

Income (loss) before income taxes	843,061	1,522,698	(679,637)	(44.6)
Income tax (provision) benefit, net	(117,616)	(557,586)	439,970	78.9
Effective tax rate	14.0%	36.6%
Net income (loss)	725,445	965,112	(239,667)	(24.8)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	1,919	498	1,421	*
Net income (loss) attributable to DISH DBS	$723,526	$964,614	$(241,088)	(25.0)

Other Data:
Pay-TV subscribers, as of period end (in millions)***	13.242	13.671 **	(0.429)	(3.1)
DISH TV subscribers, as of period end (in millions)***	11.030	12.170	(1.140)	(9.4)
Sling TV subscribers, as of period end (in millions)	2.212	1.501	0.711	47.4
Pay-TV subscriber additions (losses), net (in millions)***	(0.284)	(0.392)	0.108	27.6
DISH TV subscriber additions (losses), net (in millions)***	(0.995)	(1.270)	0.275	21.7
Sling TV subscriber additions (losses), net (in millions)	0.711	0.878	(0.167)	(19.0)
Pay-TV ARPU	$86.43	$88.66	$(2.23)	(2.5)
DISH TV subscriber additions, gross (in millions)	1.477	1.736	(0.259)	(14.9)
DISH TV churn rate	1.78%	1.97%	(0.19)%	(9.6)
DISH TV SAC	$751	$832	$(81)	(9.7)
EBITDA	$2,438,240	$3,173,863	$(735,623)	(23.2)

   * Percentage is not meaningful.

 ** Our ending Pay-TV subscriber count increased by approximately 166,000 subscribers during the third quarter 2016 as a result of the change in our calculation for our commercial accounts.

*** During the third quarter 2017, as a result of Hurricane Maria, we removed approximately 145,000 subscribers representing all of our subscribers in Puerto Rico and the U.S. Virgin Islands, from our ending Pay-TV subscriber count.  The effect of the removal of these 145,000 subscribers as of September 30, 2017 was excluded from the calculation of our net DISH TV subscriber additions/losses and DISH TV churn rate for the year ended December 31, 2017.  See “Results of Operations – Pay-TV subscribers” for further information.

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

Our DISH TV churn rate for the year ended December 31, 2017 was 1.78% compared to 1.97% for the same period in 2016.  This decrease primarily resulted from our emphasis on acquiring and retaining higher quality subscribers.  See below for discussion regarding the impacts of Hurricane Maria on Puerto Rico and the U.S. Virgin Islands during September 2017.  While our DISH TV churn rate improved during the year ended December 31, 2017, it continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the year ended December 31, 2017, we activated approximately 1.477 million gross new DISH TV subscribers compared to approximately 1.736 million gross new DISH TV subscribers during the same period in 2016, a decrease of 14.9%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers.

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

Pay-TV ARPU.  Pay-TV ARPU was $86.43 during the year ended December 31, 2017 versus $88.66 during the same period in 2016.  The $2.23 or 2.5% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base and a shift in DISH TV programming package mix to lower priced programming packages.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  These decreases were partially offset by DISH TV programming package price increases in the first quarter 2017 and 2016 and an increase in Sling TV subscribers with higher priced Sling TV programming packages.

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

Other, net.  “Other, net” income was $89 million during the year ended December 31, 2017 compared to $33 million for the same period in 2016.  This change resulted from an increase in net unrealized gains on our marketable investment securities accounted for as trading securities.  See Note 4 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2018, our cash, cash equivalents and current marketable investment securities had a fair value of $279 million.  Of that amount, a total of $277 million was invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations, expand our business and pay dividends from time to time.  Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our December 31, 2018 current non-strategic investment portfolio of $277 million, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2018 of 2.2%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2018 would result in a decrease of approximately $1 million in annual interest income.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2018, we had $68 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to commercial paper.  Based on our December 31, 2018 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2018, we had long-term debt of $11.928 billion, excluding capital lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $10.765 billion using quoted market prices.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $325 million.  To the extent interest rates increase, our future costs of financing would increase at the time of any future financings.  As of December 31, 2018, all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives.  Such amounts, however, are typically insignificant.  As of December 31, 2018, we did not hold any derivative financial instruments.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included in this Annual Report on Form 10-K beginning on page F-1.

Our selected quarterly financial data for each of the quarterly periods ended March 31, June 30, September 30 and December 31 for 2018 and 2017 is included in Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Item 9B.OTHER INFORMATION

None

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2018.  KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2018.

Our Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in our best interests.

Fees Paid to KPMG LLP for 2018 and 2017

The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the audit of DISH Network’s and our annual financial statements for the years ended December 31, 2018 and 2017, and fees billed for other services rendered by KPMG LLP to DISH Network and us during those periods.  We have reported the fees billed for services rendered to both DISH Network and us because the services are not rendered or billed specifically for us but for the DISH Network consolidated group as a whole.

	For the Years Ended December 31,
	2018	2017
Audit Fees (1)	$2,960,000	$3,541,769
Audit-Related Fees (2)	—	—
Total Audit and Audit-Related Fees	2,960,000	3,541,769
Tax Compliance Fees	326,464	128,305
Tax Consultation Fees	82,372	32,000
All Other Fees	—	—
Total Fees	$3,368,836	$3,702,074

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

The request may be made with respect to either specific services or a type of service for predictable or recurring services.  100% of the fees paid to KPMG LLP for services rendered in 2018 and 2017 were pre-approved by the Audit Committee of DISH Network.

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

4.2*

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

4.4*

Indenture, relating to the 5 7/8% Senior Notes due 2022, dated as of May 16, 2012 among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of DISH DBS Corporation filed May 16, 2012, Commission File No. 333-31929).

4.5*

Indenture, relating to the 5% Senior Notes due 2023, dated as of December 27, 2012 among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed December 27, 2012, Commission File No. 333-31929).

4.6*

Indenture, relating to the 5 7/8% Senior Notes due 2024, dated as of November 20, 2014 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed November 21, 2014, Commission File No. 333-31929).

4.7*

Indenture, relating to the 7 3/4% Senior Notes due 2026, dated as of June 13, 2016 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed June 13, 2016, Commission File No. 333-31929).

4.8*

Supplemental Indenture relating to the 7 7/8% Senior Notes due 2019 (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018, Commission File No. 333-31929).

4.9*

Supplemental Indenture relating to the 5 1/8% Senior Notes due 2020 (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018, Commission File No. 333-31929).

4.10*

Supplemental Indenture relating to the 6 3/4% Senior Notes due 2021 (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018, Commission File No. 333-31929).

4.11*

Supplemental Indenture relating to the 5 7/8% Senior Notes due 2022 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018, Commission File No. 333-31929).

4.12*

Supplemental Indenture relating to the 5% Senior Notes due 2023 (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018, Commission File No. 333-31929).

4.13*

Supplemental Indenture relating to the 5 7/8% Senior Notes due 2024 (incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018, Commission File No. 333-31929).

4.14*

Supplemental Indenture relating to the 7 3/4% Senior Notes due 2026 (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018, Commission File No. 333-31929).

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

10.34*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807).***

10.35*

QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.36*

Receiver Agreement dated January 1, 2012 between Echosphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176) ***

10.37*

Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176) ***

10.38*

Confidential Settlement Agreement and Release dated as of October 21, 2012 by and between Voom HD Holdings LLC and CSC Holdings, LLC, on the one hand, and DISH Network L.L.C., on the other hand, and for certain limited purposes, DISH Media Holdings Corporation, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2012, Commission File No. 0-26176).***

10.39*

Description of the 2013 Long-Term Incentive Plan dated November 30, 2012 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 6, 2012, Commission File No. 0-26176).**

10.40*

Amendment to EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. dated December 21, 2012 (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2012, Commission File No. 0-26176).***

10.41*

Form of Satellite Capacity Agreement between EchoStar Satellite Operating Corporation and DISH Operating L.L.C. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176).***

10.42*

Share Exchange Agreement dated January 31, 2017, between DISH Network Corporation, DISH Network L.L.C., DISH Operating L.L.C., EchoStar Corporation, EchoStar Broadcasting Holding Parent L.L.C., EchoStar Broadcasting Holding Corporation, EchoStar Technologies Holding Corporation, and EchoStar Technologies L.L.C. (incorporated by reference in Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2017, Commission File No. 0-26176).***

10.43*

Description of the 2017 Long-Term Incentive Plan dated December 2, 2016 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 8, 2016, Commission File No. 0-26176).**

10.44*

Description of the 2019 Long-Term Incentive Plan dated August 17, 2018 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed August 23, 2018, Commission File No. 0-26176).**

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Principal Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Principal Financial Officer.

101 ☐

The following materials from the Annual Report on Form 10-K of DISH DBS Corporation for the year ended December 31, 2018, filed on March 7, 2019, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholder’s Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

DISH DBS CORPORATION

By:	/s/ Paul W. Orban
Paul W. Orban
Senior Vice President, Chief Accounting Officer and Principal Financial Officer

Date:  March 7, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Erik Carlson	President and Chief Executive Officer	March 7, 2019
W. Erik Carlson	(Principal Executive Officer)

/s/ Paul W. Orban	Senior Vice President, Chief Accounting Officer and Principal Financial Officer	March 7, 2019
Paul W. Orban	(Principal Financial and Accounting Officer)

/s/ Charles W. Ergen	Chairman	March 7, 2019
Charles W. Ergen

/s/ James DeFranco	Director	March 7, 2019
James DeFranco

/s/ Timothy A. Messner	Director	March 7, 2019
Timothy A. Messner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors

DISH DBS Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DISH DBS Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue transactions with customers due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended.

Transaction Between Entities Under Common Control

As discussed in Note 2 to the consolidated financial statements, the 2016 consolidated financial statements have been retrospectively revised for the effects of consolidating entities acquired under common control.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Denver, Colorado

March 7, 2019

DISH DBS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$129,498	$364,673
Marketable investment securities	149,740	185,513
Trade accounts receivable, net of allowance for doubtful accounts of $16,956 and $15,056, respectively	623,602	628,278
Inventory	290,697	320,899
Other current assets	234,054	189,480
Total current assets	1,427,591	1,688,843

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	67,597	72,407
Property and equipment, net	1,377,949	1,632,161
FCC authorizations	637,346	636,275
Other investment securities	108,308	113,460
Other noncurrent assets, net	286,753	236,041
Total noncurrent assets	2,477,953	2,690,344
Total assets	$3,905,544	$4,379,187

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$217,268	$361,759
Deferred revenue and other	644,920	693,595
Accrued programming	1,474,207	1,571,273
Accrued interest	222,996	236,509
Other accrued expenses	756,534	759,639
Current portion of long-term debt and capital lease obligations	1,338,527	1,064,474
Total current liabilities	4,654,452	4,687,249

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	10,632,960	12,046,173
Deferred tax liabilities	461,452	485,099
Long-term deferred revenue and other long-term liabilities	198,840	207,329
Total long-term obligations, net of current portion	11,293,252	12,738,601
Total liabilities	15,947,704	17,425,850

Commitments and Contingencies (Note 11)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,152,369	1,116,848
Accumulated other comprehensive income (loss)	(376)	935
Accumulated earnings (deficit)	(13,194,440)	(14,168,047)
Total DISH DBS stockholder's equity (deficit)	(12,042,447)	(13,050,264)
Noncontrolling interests	287	3,601
Total stockholder’s equity (deficit)	(12,042,160)	(13,046,663)
Total liabilities and stockholder’s equity (deficit)	$3,905,544	$4,379,187

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Revenue:
Subscriber-related revenue	$13,197,994	$13,877,196	$14,578,414
Equipment sales and other revenue	164,145	130,315	177,525
Total revenue	13,362,139	14,007,511	14,755,939

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	8,392,150	8,692,676	8,639,893
Satellite and transmission expenses	637,160	717,231	725,307
Cost of sales - equipment and other	143,671	95,116	135,321
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	50,253	72,955	131,492
Other subscriber acquisition costs	292,824	563,952	666,482
Subscriber acquisition advertising	426,230	548,304	588,805
Total subscriber acquisition costs	769,307	1,185,211	1,386,779
General and administrative expenses	692,881	669,934	705,935
Litigation expense (Note 11)	—	295,695	21,148
Depreciation and amortization (Note 6)	660,460	741,772	832,435
Total costs and expenses	11,295,629	12,397,635	12,446,818

Operating income (loss)	2,066,510	1,609,876	2,309,121

Other Income (Expense):
Interest income	8,923	9,855	6,537
Interest expense, net of amounts capitalized	(792,436)	(865,181)	(825,765)
Other, net	8,994	88,511	32,805
Total other income (expense)	(774,519)	(766,815)	(786,423)

Income (loss) before income taxes	1,291,991	843,061	1,522,698
Income tax (provision) benefit, net	(318,305)	(117,616)	(557,586)
Net income (loss)	973,686	725,445	965,112
Less: Net income (loss) attributable to noncontrolling interests, net of tax	2,399	1,919	498
Net income (loss) attributable to DISH DBS	$971,287	$723,526	$964,614

Comprehensive Income (Loss):
Net income (loss)	$973,686	$725,445	$965,112
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,343)	1,027	—
Unrealized holding gains (losses) on available-for-sale securities	69	(33)	(1,488)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	—	(18,357)
Deferred income tax (expense) benefit, net	(37)	57	7,690
Total other comprehensive income (loss), net of tax	(1,311)	1,051	(12,155)
Comprehensive income (loss)	972,375	726,496	952,957
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	2,399	1,919	498
Comprehensive income (loss) attributable to DISH DBS	$969,976	$724,577	$952,459

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total
Balance, December 31, 2015	$—	$1,118,947	$12,039	$(14,356,187)	$2,109	$(13,223,092)
Dividends to DISH Orbital Corporation (Note 16)	—	—	—	(1,500,000)	—	(1,500,000)
Non-cash, stock-based compensation	—	13,037	—	—	—	13,037
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(19,845)	—	—	(19,845)
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	7,690	—	—	7,690
Payments made to parent of transferred businesses	—	(34,372)	—	—	(74)	(34,446)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	498	498
Net income (loss) attributable to DISH DBS	—	—	—	964,614	—	964,614
Other	—	(6)	—	—	(600)	(606)
Balance, December 31, 2016	$—	$1,097,606	$(116)	$(14,891,573)	$1,933	$(13,792,150)
Non-cash, stock-based compensation	—	29,941	—	—	—	29,941
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(33)	—	—	(33)
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	57	—	—	57
Foreign currency translation	—	—	1,027	—	—	1,027
Payments made to parent of transferred businesses	—	(7,372)	—	—	274	(7,098)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	1,919	1,919
Net income (loss) attributable to DISH DBS	—	—	—	723,526	—	723,526
Other	—	(3,327)	—	—	(525)	(3,852)
Balance, December 31, 2017	$—	$1,116,848	$935	$(14,168,047)	$3,601	$(13,046,663)
Non-cash, stock-based compensation	—	35,521	—	—	—	35,521
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	69	—	—	69
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(37)	—	—	(37)
Foreign currency translation	—	—	(1,343)	—	—	(1,343)
ASU 2014-09 cumulative catch-up adjustment	—	—	—	2,320	—	2,320
Net income (loss) attributable to noncontrolling interests	—	—	—	—	2,399	2,399
Net income (loss) attributable to DISH DBS	—	—	—	971,287	—	971,287
Other	—	—	—	—	(5,713)	(5,713)
Balance, December 31, 2018	$—	$1,152,369	$(376)	$(13,194,440)	$287	$(12,042,160)

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$973,686	$725,445	$965,112
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	660,460	741,772	832,435
Realized and unrealized losses (gains) on investments	(9,056)	(85,550)	(32,509)
Non-cash, stock-based compensation	35,521	29,941	13,037
Deferred tax expense (benefit)	(24,477)	(297,012)	(84,970)
Other, net	(67,672)	(3,431)	67,366
Changes in current assets and current liabilities:
Trade accounts receivable	2,137	114,962	104,869
Allowance for doubtful accounts	1,900	(2,384)	(4,329)
Inventory	15,754	37,028	(41,694)
Other current assets	(39,822)	(76,735)	12,323
Trade accounts payable	(145,891)	(142,803)	50,497
Deferred revenue and other	(93,093)	(57,802)	(94,584)
Accrued programming and other accrued expenses	(111,987)	303,901	46,815
Net cash flows from operating activities	1,197,460	1,287,332	1,834,368

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	41,155	(88,346)	136,014
Purchases of property and equipment	(348,023)	(419,445)	(544,413)
Purchases of strategic investments	—	(90,381)	—
Other, net	24,816	19,996	15,621
Net cash flows from investing activities	(282,052)	(578,176)	(392,778)

Cash Flows From Financing Activities:
Proceeds from issuance of senior notes	—	—	2,000,000
Dividend to DISH Orbital Corporation	—	—	(1,500,000)
Redemption and repurchases of senior notes	(1,108,489)	(1,074,139)	(1,500,000)
Payments made to parent of transferred businesses	—	(7,098)	(34,446)
Repayment of long-term debt and capital lease obligations	(38,639)	(39,118)	(41,449)
Debt issuance costs	—	—	(7,676)
Other, net	(3,270)	(1,994)	(606)
Net cash flows from financing activities	(1,150,398)	(1,122,349)	(1,084,177)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(234,990)	(413,193)	357,413
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	365,066	778,259	420,846
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$130,076	$365,066	$778,259

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.  See Note 2 and Note 16 for further information.  The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of December 31, 2018, we had 12.322 million Pay-TV subscribers in the United States, including 9.905 million DISH TV subscribers and 2.417 million Sling TV subscribers.

2.Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary.  Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interests.  See below for further information.  Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments and recorded at fair value with changes recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).    All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In connection with the Share Exchange, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  See Note 16 for further information.

As the Share Exchange was a transaction between entities that are under common control, accounting rules require that our Consolidated Financial Statements include the results of the Transferred Businesses for all periods presented, including periods prior to the completion of the Share Exchange.  We initially recorded the Transferred Businesses at EchoStar’s historical cost basis.  The difference between the historical cost basis of the Transferred Businesses and the net carrying value of the Tracking Stock was recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.  The results of the Transferred Businesses were prepared from separate records maintained by EchoStar for the periods prior to March 1, 2017, and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Transferred Businesses had been operated on a combined basis with our subsidiaries.  Our financial statements include the results of the Transferred Businesses as described above for all periods presented, including periods prior to the completion of the Share Exchange.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, ~~relative standalone selling prices of performance obligations~~, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, independent third-party retailer incentives, programming expenses and subscriber lives.  Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents.  Cash equivalents as of December 31, 2018 and 2017 may consist of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Subsequent to the adoption of ASU 2016-01 during the first quarter 2018, all equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  All debt securities are classified as available-for-sale.  We adjust the carrying amount of our debt securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit),” net of related deferred income tax on our Consolidated Balance Sheets.  Declines in the fair value of a marketable debt security which are determined to be “other-than-temporary” are recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.

We evaluate our debt investment portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other-than-temporary.  This quarterly evaluation consists of reviewing, among other things:

•	the fair value of our debt investments compared to the carrying amount,
•	the historical volatility of the price of each security, and
•	any market and company specific factors related to each security.

Declines in the fair value of debt investments below cost basis are generally accounted for as follows:

Length of Time Investment
Has Been In a Continuous	Treatment of the Decline in Value
Loss Position	(absent specific factors to the contrary)
Less than six months	Generally, considered temporary.
Six to nine months	Evaluated on a case by case basis to determine whether any company or market-specific factors exist indicating that such decline is other-than-temporary.
Greater than nine months	Generally, considered other-than-temporary. The decline in value is recorded as a charge to earnings.

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

Property and equipment are stated at amortized cost less impairment losses, if any.  Our set-top boxes are generally capitalized when they are installed in customers’ homes.  The costs of satellites under construction, including interest and certain amounts prepaid under our satellite service agreements, are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite.  If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred.  The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any.  Depreciation is recorded on a straight-line basis over useful lives ranging from two to 40 years.  Repair and maintenance costs are charged to expense when incurred.  Renewals and improvements that add value or extend the asset’s useful life are capitalized.  Costs related to the procurement and development of software for internal-use are capitalized and amortized using the straight-line method over the estimated useful life of the software.

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

DBS Satellites.  We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2018.

Indefinite-Lived Intangible Assets and Goodwill

We do not amortize indefinite lived intangible assets and goodwill but test these assets for impairment annually during the fourth quarter or more often if indicators of impairment arise.  We have the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test.  However, we may elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test. Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets.  Our intangible assets with indefinite lives primarily consist of FCC licenses.  Generally, we have determined that our DBS licenses have indefinite useful lives due to the following:

•	FCC licenses are a non-depleting asset;
•	existing FCC licenses are integral to our business segments and will contribute to cash flows indefinitely;
•	replacement DBS satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;
•	maintenance expenditures to obtain future cash flows are not significant;
•	FCC licenses are not technologically dependent; and

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•	we intend to use these assets indefinitely.

DBS Licenses.  We combine all of our indefinite-lived DBS licenses that we currently utilize or plan to utilize in the future into a single unit of accounting.  For 2018, 2017 and 2016, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount.  In our assessment, we considered several qualitative factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount.  As such, no further analysis was required.

MVDDS Licenses.  During 2018, 2017, and 2016, our multichannel video distribution and data service (“MVDDS”) wireless spectrum licenses were assessed as a single unit of accounting.  For 2018, 2017, and 2016, management assessed these licenses quantitatively.  Our quantitative assessment in each year for the MVDDS wireless spectrum licenses consisted of a market approach.  The market approach uses prior transactions including auctions to estimate the fair value of the licenses.  In conducting these quantitative assessments, we determined that the fair value of our MVDDS wireless spectrum licenses exceeded their carrying amount.

Business Combinations

When we acquire a business, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach.  The accounting standard for business combinations requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at fair value.  Transaction costs related to the acquisition of the business are expensed as incurred.  Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate.  Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite.  Amortization of these intangible assets are recorded on a straight-line basis over an average finite useful life primarily ranging from approximately one to 20 years or in relation to the estimated discounted cash flows over the life of the intangible asset.

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

As of December 31, 2018 and 2017, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

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

Revenue Recognition

Our revenue is primarily derived from Pay-TV programming services that we provide to our subscribers.  We also generate revenue from equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our Smart Home service operations; warranty services; and sales of digital receivers and related equipment to third-party pay-TV providers.  See Note 13 for further information, including revenue disaggregated by major source.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our residential video subscribers contract for individual services or combinations of services, as discussed above, the majority of which are generally distinct and are accounted for as separate performance obligations.  We consider our installations for first time DISH TV subscribers to be a service.  However, since we provide a significant integration service combining the installation with programming services, we have concluded that the installation is not distinct from programming and thus the installation and programming services are accounted for as a single performance obligation.  We generally satisfy these performance obligations and recognize revenue as the services are provided, for example as the programming is broadcast to subscribers, as this best represents the transfer of control of the services to the subscriber.

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

For our residential video subscribers, we have concluded that the contract term under Accounting Standard Codification Topic 606 (“ASC 606”) is one month and as a result the revenue recognized for these subscribers for a given month is equal to the amount billed in that month, except for certain nonrefundable upfront fees that are accounted for as material rights, as discussed above.

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

Contract Balances

The timing of revenue recognition generally differs from the timing of invoicing to customers.  When revenue is recognized prior to invoicing, we record a receivable.  When revenue is recognized subsequent to invoicing, we record deferred revenue.  Our residential video subscribers are typically billed monthly, and the contract balances for those customers arise from the timing of the monthly billing cycle.  We do not adjust the amount of consideration for financing impacts as we apply a practical expedient when we anticipate that the period between transfer of goods and services and eventual payment for those goods and services will be less than one year.  See Note 14 for further information, including balance and activity detail about our allowance for doubtful accounts and deferred revenue related to contracts with subscribers.

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the year ended December 31, 2018, we capitalized $183 million under these programs.  The amortization expense related to these programs was $28 million for the year ended December 31, 2018.  As of December 31, 2018, we had a total of $169 million capitalized on our Consolidated Balance Sheets, of which $14 million related to open contracts as of January 1, 2018.  These amounts are capitalized in “Other currents assets” and “Other noncurrent assets, net” on our Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Impact of Adoption of ASU 2014-09

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”) and modified the standard thereafter.  We adopted ASU 2014-09, as modified, and now codified as ASC 606 and Accounting Standard Codification Topic 340-40 (“ASC 340-40”) on January 1, 2018, using the modified retrospective method.  Under that method, we applied the new guidance to all open contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change, which was $2 million, net of deferred taxes of $1 million.

In addition, we are providing additional disclosures comparing the results under previous guidance to those as follows:

Consolidated Statements of Operations	DISH DBS (as would have been reported under previous standards)	Impact of adopting ASU 2014-09	DISH DBS (as currently reported)
	(In thousands)
For the Year Ended December 31, 2018
Subscriber-related revenue	$13,215,083	$(17,089)	$13,197,994
Subscriber-related expenses	$8,405,311	$(13,161)	$8,392,150
Total subscriber acquisition costs	$927,547	$(158,240)	$769,307
Operating income (loss)	$1,912,198	$154,312	$2,066,510
Income (loss) before income taxes	$1,137,679	$154,312	$1,291,991
Income tax (provision) benefit, net	$(280,179)	$(38,126)	$(318,305)
Net income (loss) attributable to DISH DBS	$855,101	$116,186	$971,287

Consolidated Balance Sheets	DISH DBS (as would have been reported under previous standards)	Impact of adopting ASU 2014-09	DISH DBS (as currently reported)
	(In thousands)
As of December 31, 2018
Inventory	$261,160	$29,537	$290,697
Other current assets	$184,725	$49,329	$234,054
Other noncurrent assets, net	$167,172	$119,581	$286,753
Total assets	$3,707,097	$198,447	$3,905,544
Deferred revenue and other	$606,551	$38,369	$644,920
Deferred tax liabilities	$422,533	$38,919	$461,452
Long-term deferred revenue and other long-term liabilities	$196,187	$2,653	$198,840
Total liabilities	$15,867,763	$79,941	$15,947,704
Total stockholder's equity (deficit)	$(12,160,666)	$118,506	$(12,042,160)
Total liabilities and stockholder's equity (deficit)	$3,707,097	$198,447	$3,905,544

The adoption of ASU 2014-09 had no impact to cash flows from operating, investing and financing activities on our Consolidated Statements of Cash Flows.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Subscriber-Related Expenses

The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers.  Long-term flat rate programming contracts are generally charged to expense using the straight-line method over the term of the agreement.  The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament.  “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally include programming expenses, costs for Pay-TV services incurred in connection with our Smart Home service and call center operations, billing costs, refurbishment and repair costs related to DBS receiver systems, subscriber retention and other variable subscriber expenses.  These costs are recognized as the services are performed or as incurred.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development costs totaled $24 million, $33 million and $41 million for the years ended December 31, 2018, 2017 and 2016, respectively.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

New Accounting Pronouncements

Leases.  In February 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”), and has modified the standard thereafter.  ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring that lessees recognize right of use assets and lease liabilities for the vast majority of leases.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification is based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  The accounting guidance for lessors remains largely unchanged.

This standard became effective for us on January 1, 2019, and we elected to adopt the standard using the modified retrospective approach.  Under the modified retrospective approach, we will recognize in beginning retained earnings as of January 1, 2019 an adjustment for the cumulative effect of the adoption, which we believe will be immaterial.  We will also recognize right of use assets and lease liabilities for periods ending after January 1, 2019 for the majority of our operating leases, which will be the primary impact of the standard on our results.  Our operating leases consist principally of satellites, real estate, vehicles used in our in-home service operations and other equipment.

As permitted under the standard, we do not intend to recognize right of use assets or lease liabilities for leases with a term of 12 months or less.  In transition, we plan to apply practical expedients that permit us not to reassess (i) whether expired or existing contracts contain a lease under the new standard, (ii) the lease classification for expired or existing leases, or (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard.  In addition, we do not intend to use hindsight during transition.  We do not expect the adoption of ASU 2016-02 to have a significant impact to our Consolidated Statements of Operations or Cash Flows.  We will provide additional disclosures for periods ending in 2019 comparing the results under previous guidance to those under the new standard.

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

Fair Value Measurement.  On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by adding, modifying or removing certain disclosures.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis.  We are evaluating the impact the adoption of ASU 2018-13 will have on our Consolidated Financial Statements and related disclosures.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash paid for interest	$793,506	$878,772	$773,500
Cash received for interest	6,043	9,855	2,936
Cash paid for income taxes	18,683	29,961	25,839
Cash paid for income taxes to DISH Network	302,329	408,265	551,693
Capitalized interest	1,071	481	—
Assets financed under capital lease obligations	142	1,573	7,850

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

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of December 31,
	2018	2017
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Trading/equity (Note 2)	$2,370	$93,367
Other	147,370	92,146
Total current marketable investment securities	149,740	185,513
Restricted marketable investment securities (1)	67,019	72,014
Total marketable investment securities	216,759	257,527

Restricted cash and cash equivalents (1)	578	393

Other investment securities:
Other investment securities	108,308	113,460
Total other investment securities	108,308	113,460

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$325,645	$371,380

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

Current Marketable Investment Securities - Trading

We had an investment in non-marketable preferred shares of a non-public company, which was received for no cash consideration and was previously accounted for as a cost method investment and included in “Other investment securities” on our Consolidated Balance Sheets.  During the third quarter 2017, our non-marketable preferred shares converted into common shares in conjunction with the issuer’s initial public offering, and, accordingly, we classified the new equity securities as “Marketable investment securities” on our Consolidated Balance Sheets.

Current Marketable Investment Securities - Other

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2018 and 2017, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

Other Investment Securities

We have strategic investments in certain debt and/or equity securities that are included in noncurrent “Other investment securities” on our Consolidated Balance Sheets.  Our debt securities are classified as available-for-sale and our equity securities are accounted for using the equity method of accounting or recorded at fair value.  Certain of our equity method investments are detailed below.

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

Our ability to realize value from our strategic investments in securities that are not publicly traded depends on the success of the issuers’ businesses and their ability to obtain sufficient capital, on acceptable terms or at all, and to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them, we will not be able to obtain fair value for them.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2018 and 2017, we had accumulated net unrealized losses of less than $1 million.  These amounts, net of related tax effect, were accumulated net unrealized losses of less than $1 million.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	2018				2017
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$66,823	$40	$(19)	$21	$74,788	$22	$(141)	$(119)
Commercial paper	45,938	—	—	—	24,407	—	(2)	(2)
Corporate securities	100,662	11	(113)	(102)	63,809	—	(29)	(29)
Other	966	—	—	—	1,156	—	—	—
Total	$214,389	$51	$(132)	$(81)	$164,160	$22	$(172)	$(150)

As of December 31, 2018, restricted and non-restricted marketable investment securities included debt securities of $180 million with contractual maturities within one year and $34 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual debt securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of December 31, 2018, the unrealized losses related to our investments in debt securities primarily represented investments in United States treasury and agency securities and ~~corporate securities~~.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of December 31,
	2018		2017
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt securities:
Less than 12 months	$111,480	$(132)	$109,853	$(53)
12 months or more	—	—	34,203	(119)
Total	$111,480	$(132)	$144,056	$(172)

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2018				2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$114,464	$12,493	$101,971	$—	$315,030	$140	$314,890	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$66,823	$66,823	$—	$—	$74,788	$74,788	$—	$—
Commercial paper	45,938	—	45,938	—	24,407	—	24,407	—
Corporate securities	100,662	—	100,662	—	63,809	—	63,809	—
Other	966	—	966	—	1,156	—	1,156	—

Equity securities	2,370	2,370	—	—	93,367	93,367	—	—
Total	$216,759	$69,193	$147,566	$—	$257,527	$168,155	$89,372	$—

During the years ended December 31, 2018 and 2017, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other, net:	2018	2017	2016
	(In thousands)
Marketable investment securities - realized and unrealized gains (losses) (1)	$5,313	$87,020	$32,509
Costs related to early redemption of debt	(3,261)	(1,470)	—
Gain (loss) on sale of subsidiary	7,004	—	—
Equity in earnings of affiliates	(2,110)	2,163	2,508
Other	2,048	798	(2,212)
Total	$8,994	$88,511	$32,805

(1)	During the year ended December 31, 2018, we recorded unrealized losses of $2 million related to equity securities held as of December 31, 2018.

5.Inventory

Inventory consisted of the following:

	As of December 31,
	2018	2017
	(In thousands)
Finished goods	$215,150	$248,233
Work-in-process and service repairs	56,871	54,445
Raw materials	18,676	18,221
Total inventory	$290,697	$320,899

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2018	2017
		(In thousands)
Equipment leased to customers	2-5	$1,980,808	$2,264,653
EchoStar XV	15	277,658	277,658
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	2-10	1,820,883	1,680,492
Buildings and improvements	4-40	289,244	292,191
Land	-	13,186	14,057
Construction in progress	-	47,077	92,946
Total property and equipment		4,928,675	5,121,816
Accumulated depreciation		(3,550,726)	(3,489,655)
Property and equipment, net		$1,377,949	$1,632,161

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Equipment leased to customers	$437,342	$539,434	$643,114
Satellites	61,045	61,045	61,045
Buildings, furniture, fixtures, equipment and other	162,073	141,293	128,276
Total depreciation and amortization	$660,460	$741,772	$832,435

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

As of December 31, 2018, our pay-TV satellite fleet consisted of the following:

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets

As of December 31, 2018 and 2017, our identifiable intangibles subject to amortization consisted of the following:

	As of December 31,
	2018		2017
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Technology-based	$58,162	$(51,204)	$58,162	$(47,746)
Trademarks	35,010	(27,106)	35,010	(23,426)
Contract-based	4,500	(4,500)	4,500	(4,500)
Customer relationships	23,632	(23,632)	23,632	(23,632)
Total	$121,304	$(106,442)	$121,304	$(99,304)

These identifiable intangibles are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately five to 20 years.  Amortization was $7 million, $7 million and $8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2018 is as follows (in thousands):

For the Years Ended December 31,
2019	$5,793
2020	3,285
2021	835
2022	666
2023	654
Thereafter	3,629
Total	$14,862

As of December 31, 2018 and 2017, we had goodwill of $6 million, which is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.

FCC Authorizations

As of December 31, 2018 and 2017, our FCC Authorizations consisted of the following:

	As of December 31,
	2018	2017
	(In thousands)
DBS Licenses	$611,794	$611,794
MVDDS Licenses	24,000	24,000
Capitalized Interest	1,552	481
Total	$637,346	$636,275

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.Long-Term Debt and Capital Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2018 and 2017:

	As of December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
4 1/4% Senior Notes due 2018 (1)	$—	$—	$1,025,861	$1,031,596
7 7/8% Senior Notes due 2019 (2)	1,317,372	1,343,298	1,400,000	1,501,206
5 1/8% Senior Notes due 2020	1,100,000	1,089,957	1,100,000	1,127,588
6 3/4% Senior Notes due 2021	2,000,000	1,974,940	2,000,000	2,120,480
5 7/8% Senior Notes due 2022	2,000,000	1,833,140	2,000,000	2,014,140
5 % Senior Notes due 2023	1,500,000	1,247,445	1,500,000	1,432,335
5 7/8% Senior Notes due 2024	2,000,000	1,611,960	2,000,000	1,952,220
7 3/4% Senior Notes due 2026	2,000,000	1,653,720	2,000,000	2,118,400
Other notes payable	10,346	10,346	11,509	11,509
Subtotal	11,927,718	$10,764,806	13,037,370	$13,309,474
Unamortized deferred financing costs and debt discounts, net	(23,215)		(31,041)
Capital lease obligations (3)	66,984		104,318
Total long-term debt and capital lease obligations (including current portion)	$11,971,487		$13,110,647

(1)	On April 2, 2018, we redeemed the principal balance of our 4 1/4% Senior Notes due 2018.
(2)

During 2018, we repurchased $82 million of our 7 7/8% Senior Notes due 2019 in open market trades.  The remaining balance of $1.318 billion matures on September 1, 2019 and is included in “Current portion of long-term debt and capital lease obligations” on our Consolidated Balance Sheets as of December 31, 2018.

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

7 7/8% Senior Notes due 2019

On August 17, 2009 and October 5, 2009, we issued $1.0 billion and $400 million, respectively, aggregate principal amount of our ten-year 7 7/8% Senior Notes due September 1, 2019.  During 2018, we repurchased $82 million of our ten-year 7 7/8% Senior Notes due September 1, 2019 in open market trades.  The remaining balance of $1.318 billion matures on September 1, 2019.  Interest accrues at an annual rate of 7 7/8% and is payable semi-annually in cash, in arrears on March 1 and September 1 of each year.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Other Long-Term Debt and Capital Lease Obligations

Other long-term debt and capital lease obligations consisted of the following:

	As of December 31,
	2018	2017
	(In thousands)
Satellites and other capital lease obligations	$66,984	$104,318
Notes payable related to satellite vendor financing and other debt payable in installments through 2025 with interest rates of approximately 6.0%	10,346	11,509
Total	77,330	115,827
Less: current portion	(21,155)	(38,613)
Other long-term debt and capital lease obligations, net of current portion	$56,175	$77,214

Capital Lease Obligations

Anik F3.  Anik F3, an FSS satellite, was launched and commenced commercial operation in April 2007.  This satellite is accounted for as a capital lease and depreciated over the term of the satellite service agreement.  We have leased 100% of the Ku-band capacity on Anik F3 for a period of 15 years.

Ciel II.  Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation in February 2009.  This satellite is accounted for as a capital lease and depreciated over the term of the satellite service agreement.  We lease 100% of the capacity on Ciel II.  The initial 10-year term expired in January 2019 and during the fourth quarter 2018, we renewed this lease through January 2020.

As of December 31, 2018 and 2017, we had $500 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $449 million and $407 million, respectively.  On our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $42 million in depreciation expense on satellites acquired under capital lease agreements during each of the years ended December 31, 2018, 2017 and 2016.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Future minimum lease payments under the capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2018 are as follows (in thousands):

For the Years Ended December 31,
2019	$50,751
2020	48,032
2021	48,032
2022	16,032
2023	—
Thereafter	—
Total minimum lease payments	162,847
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(87,248)
Net minimum lease payments	75,599
Less: Amount representing interest	(8,615)
Present value of net minimum lease payments	66,984
Less: Current portion	(19,923)
Long-term portion of capital lease obligations	$47,061

The summary of future maturities of our outstanding long-term debt as of December 31, 2018 is included in the commitments table in Note 11.

8.Income Taxes and Accounting for Uncertainty in Income Taxes

Income Taxes

DISH DBS and its domestic subsidiaries join with DISH Network in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns.  The federal and state income tax provisions or benefits recorded by DISH DBS are generally those that would have been recorded if DISH DBS and its domestic subsidiaries had filed returns as a consolidated group independent of DISH Network.  Cash is due and paid to DISH Network based on amounts that would be payable based on DISH DBS consolidated or combined group filings.  Amounts are receivable from DISH Network on a basis similar to when they would be receivable from the IRS or other state taxing authorities.  The amounts paid to DISH Network during the years ended December 31, 2018, 2017 and 2016 were $302 million, $408 million and $552 million, respectively.

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

As of December 31, 2018, we had no net operating loss carryforwards (“NOLs”) for federal and state income tax purposes.  In addition, there are $10 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance.  Portions of the credit carryforwards may begin to lapse in 2019.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) was enacted making significant changes to the Internal Revenue Code.  Such changes include, but are not limited to, a reduction in the corporate tax rate and certain limitations on corporate deductions (e.g., a limitation on the interest expense deduction available to companies).  The Tax Reform Act, among other things, lowered the federal statutory corporate tax rate effective January 1, 2018 from 35% to 21%.  Consequently, we remeasured our deferred tax assets and liabilities as of December 31, 2017 which positively impacted our “Income tax (provision) benefit, net” by approximately $291 million.

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current (benefit) provision:
Federal	$273,632	$356,759	$567,850
State	64,534	54,133	64,453
Foreign	4,616	3,736	10,253
Total current (benefit) provision	342,782	414,628	642,556

Deferred (benefit) provision:
Federal	(25,934)	(308,028)	(83,638)
State	(123)	11,954	(837)
Increase (decrease) in valuation allowance	1,580	(938)	(495)
Total deferred (benefit) provision	(24,477)	(297,012)	(84,970)
Total (benefit) provision	$318,305	$117,616	$557,586

Our $1.292 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included income of $14 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2018	2017	2016
	% of pre-tax income/(loss)
Statutory rate	21.0	35.0	35.0
State income taxes, net of federal benefit	4.4	4.2	2.9
Tax Reform Act (1)	-	(34.5)	—
Nondeductible/Nontaxable items (2)	-	11.5	—
Other, net	(0.8)	(2.2)	(1.3)
Total (benefit) provision for income taxes	24.6	14.0	36.6

(1)

On December 22, 2017, the Tax Reform Act was enacted, which, among other things, lowered the federal statutory corporate tax rate effective January 1, 2018 from 35% to 21%.  Consequently, we remeasured our deferred tax assets and liabilities as of December 31, 2017 which positively impacted our “Income tax (provision) benefit, net” by approximately $291 million.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities.  Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
NOL, interest, credit and other carryforwards	$10,915	$11,197
Accrued and prepaid expenses	—	35,776
Stock-based compensation	21,198	14,875
Deferred revenue	18,361	15,236
Total deferred tax assets	50,474	77,084
Valuation allowance	(7,467)	(5,887)
Deferred tax asset after valuation allowance	43,007	71,197

Deferred tax liabilities:
Depreciation	(345,358)	(394,528)
Accrued and prepaid expenses	(15,537)	—
FCC authorizations and other intangible amortization	(131,452)	(123,963)
Bases difference in partnerships and other investments	(12,112)	(32,199)
Other liabilities	—	(5,606)
Total deferred tax liabilities	(504,459)	(556,296)
Net deferred tax asset (liability)	$(461,452)	$(485,099)

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations.  We are subject to United States federal, state and local income tax examinations by tax authorities for the years beginning in 2008 due to the carryover of previously incurred NOLs.  We are currently under a federal income tax examination for fiscal years 2008 through 2015.

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2018	2017	2016
	(In thousands)
Balance as of beginning of period	$201,162	$201,693	$203,053
Additions based on tax positions related to the current year	10,550	684	39,752
Additions based on tax positions related to prior years	1,154	4,593	395
Reductions based on tax positions related to prior years	(4,479)	(1,061)	(34,761)
Reductions based on tax positions related to settlements with taxing authorities	(8,328)	(1,634)	(3,628)
Reductions based on tax positions related to the lapse of the statute of limitations	(5,923)	(3,113)	(3,118)
Balance as of end of period	$194,136	$201,162	$201,693

We have $186 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate.  We do not expect any material portion of this amount to be paid or settled within the next twelve months.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the years ended December 31, 2018, 2017 and 2016, we recorded $2 million, $4 million and $5 million in net interest and penalty expense to earnings, respectively.  Accrued interest and penalties were $26 million and $24 million at December 31, 2018 and 2017, respectively.  The above table excludes these amounts.

9.Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in the DISH Network employee stock purchase plan (the “ESPP”), in which DISH Network is authorized to issue up to 3.8 million shares of Class A common stock.  At December 31, 2018, DISH Network had 0.8 million shares of Class A common stock which remain available for issuance under the ESPP.  Substantially all full-time employees who have been employed by DISH Network for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase DISH Network’s capital stock under all of DISH Network’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of DISH Network’s Class A common stock on the last business day of each calendar quarter in which such shares of DISH Network’s Class A common stock are deemed sold to an employee under the ESPP.  During the years ended December 31, 2018, 2017 and 2016, employee purchases of DISH Network’s Class A common stock through the ESPP totaled approximately 0.6 million, 0.3 million and 0.2 million shares, respectively.

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

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2018	2017	2016
	(In thousands)
Matching contributions, net of forfeitures	$10,300	$7,070	$6,546
Discretionary stock contributions, net of forfeitures	$27,048	$27,969	$23,158

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.Stock-Based Compensation

Stock Incentive Plans

DISH Network maintains stock incentive plans to attract and retain officers, directors and key employees.  Our employees participate in the DISH Network stock incentive plans.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of December 31, 2018, there were outstanding under these plans stock options to acquire 13.4 million shares of DISH Network’s Class A common stock and 1.7 million restricted stock units and awards associated with our employees.  Stock options granted on or prior to December 31, 2018 were granted with exercise prices equal to or greater than the market value of DISH Network Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically DISH Network has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH Network-specific subscriber, operational and/or financial goals.  As of December 31, 2018, DISH Network had 60.1 million shares of its Class A common stock available for future grant under its stock incentive plans.

Exercise prices for DISH Network stock options outstanding and exercisable associated with our employees as of December 31, 2018 were as follows:

			Options Outstanding			Options Exercisable
			Number Outstanding as of December 31, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$—	-	$10.00	18,800	0.25	$6.34	18,800	0.25	$6.34
$10.01	-	$20.00	621,087	1.49	$15.37	21,087	1.33	$15.06
$20.01	-	$30.00	1,284,283	2.73	$27.61	744,283	2.72	$27.40
$30.01	-	$40.00	6,286,386	8.71	$35.79	209,131	3.71	$34.81
$40.01	-	$50.00	1,633,405	8.53	$47.50	126,900	6.44	$46.57
$50.01	-	$60.00	2,318,878	7.37	$57.52	328,252	6.05	$57.00
$60.01	-	$70.00	1,182,650	7.32	$64.20	236,650	6.13	$65.48
$70.01	-	$80.00	20,000	1.00	$72.89	20,000	1.00	$72.89
$—	-	$80.00	13,365,489	7.40	$41.78	1,705,103	4.17	$40.87

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Award Activity

DISH Network stock option activity associated with our employees was as follows:

	For the Years Ended December 31,
	2018		2017		2016
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	8,847,734	$43.90	7,913,733	$36.22	6,807,169	$31.17
Granted	7,026,512	$38.44	3,468,626	$59.66	1,901,000	$54.41
Exercised	(267,905)	$16.43	(505,125)	$28.73	(403,834)	$23.26
Forfeited and cancelled (1)	(2,240,852)	$39.73	(2,029,500)	$44.64	(390,602)	$50.28
Total options outstanding, end of period	13,365,489	$41.78	8,847,734	$43.90	7,913,733	$36.22
Performance-based options outstanding, end of period (2)	8,671,886	$39.95	5,490,626	$42.81	4,312,000	$31.39
Exercisable at end of period	1,705,103	$40.87	1,772,608	$35.13	1,883,533	$29.98

(1)	Certain of these stock options include options that were granted to individuals who transferred to and/or from another DISH Network subsidiary not a part of DISH DBS.
(2)

These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2008 LTIP, 2013 LTIP, 2017 LTIP, 2019 LTIP and Other Employee Performance Awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Tax benefit from stock awards exercised	$1,664	$9,347	$5,006

Based on the closing market price of DISH Network Class A common stock on December 31, 2018, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of December 31, 2018
	Options	Options
	Outstanding	Exercisable
	(In thousands)
Aggregate intrinsic value	$6,504	$750

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISH Network restricted stock unit and award activity associated with our employees was as follows:

	For the Years Ended December 31,
	2018		2017		2016
	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units/awards outstanding, beginning of period	2,484,720	$51.16	1,336,000	$32.11	1,382,250	$32.01
Granted	—	$—	1,871,375	$63.87	67,060	$56.35
Vested	(10,475)	$63.49	(14,845)	$62.58	(60)	$49.15
Forfeited and cancelled (1)	(755,300)	$48.51	(707,810)	$48.59	(113,250)	$45.12
Total restricted stock units/awards outstanding, end of period	1,718,945	$52.16	2,484,720	$51.16	1,336,000	$32.11
Restricted Performance Units/Awards outstanding, end of period (2)	1,689,350	$51.97	2,435,500	$50.91	1,336,000	$32.11

(1)

Certain of these restricted stock units/awards include restricted stock units/awards that were granted to individuals who transferred to and/or from another DISH Network subsidiary not a part of DISH DBS.

(2)

These stock units/awards are included in the caption “Total restricted stock units/awards outstanding, end of period.”  See discussion of the 2008 LTIP, 2013 LTIP, 2017 LTIP, 2019 LTIP and Other Employee Performance Awards below.

Long-Term Performance-Based Plans

2008 LTIP.  During 2008, DISH Network adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”).  The 2008 LTIP provided stock options and restricted stock units, either alone or in combination, which vested based on DISH Network-specific subscriber and financial performance conditions.  As of June 30, 2013, 100% of the eligible 2008 LTIP awards had vested.

2013 LTIP.  During 2013, DISH Network adopted a long-term, performance-based stock incentive plan (the “2013 LTIP”).  The 2013 LTIP provides stock options and restricted stock units in combination, which vest based on DISH Network-specific subscriber and financial performance conditions.  Exercise of the stock awards is contingent on achieving these performance conditions by September 30, 2022.

Although no awards vest until DISH Network attains the performance conditions described above, compensation related to the 2013 LTIP will be recorded based on DISH Network’s assessment of the probability of meeting the remaining performance conditions.  If the remaining performance conditions are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the performance condition.

During the years ended December 31, 2015, 2014, 2013, DISH Network determined that 30%, 10% and 20%, respectively, of the 2013 LTIP performance conditions were probable of achievement.  During the years ended December 31, 2018, 2017 and 2016, no additional 2013 LTIP performance conditions were deemed probable of achievement.  During 2018, management determined the 2013 LTIP performance conditions were neither probable nor improbable of achievement.  As a result, we are no longer recording non-cash, stock-based compensation expense for the 2013 LTIP.  We recorded non-cash, stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”  As of December 31, 2018, approximately 20% of the 2013 LTIP awards had vested.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2017 LTIP.    On December 2, 2016, DISH Network adopted a long-term, performance-based stock incentive plan (the “2017 LTIP”).  The 2017 LTIP provides stock options, which vest based on DISH Network-specific subscriber and financial performance conditions.  Awards were initially granted under the 2017 LTIP as of January 1, 2017.  Exercise of the stock awards is contingent on achieving these performance conditions by December 31, 2020.

Although no awards vest until DISH Network attains the performance conditions described above, compensation related to the 2017 LTIP will be recorded based on DISH Network’s assessment of the probability of meeting the performance conditions.  If the performance conditions are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the performance condition.

During both the years ended December 31, 2018 and 2017, DISH Network determined that 75% of the 2017 LTIP performance conditions were probable of achievement.  During 2018, management determined the 2017 LTIP performance conditions were neither probable nor improbable of achievement.  As a result, we are no longer recording non-cash, stock-based compensation expense for the 2017 LTIP.  We recorded non-cash, stock-based compensation expense for the years ended December 31, 2018 and 2017, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

2019 LTIP.  On August 17, 2018, DISH Network adopted a long-term, performance-based stock incentive plan (the “2019 LTIP”).  The 2019 LTIP provides stock options, which vest based on certain DISH Network-specific subscriber, operational and/or financial performance conditions.  Vesting of the stock awards is contingent on achieving these conditions by December 31, 2023.

Although no awards vest until the DISH Network attains the performance conditions described above, compensation related to the 2019 LTIP will be recorded based on management’s assessment of the probability of meeting the performance conditions.  If the performance conditions are probable of being achieved, DISH Network will begin recognizing the associated non-cash, stock-based compensation expense on its Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the performance condition.

During the year ended December 31, 2018, DISH Network determined that 82% of the 2019 LTIP performance conditions were probable of achievement.  As a result, non-cash, stock-based compensation expense was recorded for the year ended December 31, 2018, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Other Employee Performance Awards.    In addition to the above long-term, performance stock incentive plans, DISH Network has other stock awards that vest based on certain other DISH Network-specific subscriber, operational and/or financial performance conditions.  Exercise of these stock awards is contingent on achieving certain performance conditions.

Additional compensation related to these awards will be recorded based on DISH Network’s assessment of the probability of meeting the remaining performance conditions.  If the remaining performance conditions are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the performance condition.  See the table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

Although no awards vest until the performance conditions are attained, DISH Network determined that certain performance conditions described above were probable of achievement and, as a result, we recorded non-cash, stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain DISH Network-specific subscriber, operational and/or financial performance conditions were not probable as of December 31, 2018, that assessment could change in the future.

The non-cash, stock-based compensation expense associated with these awards for our employees was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2018	2017	2016
	(In thousands)
2019 LTIP	$3,475	$—	$—
2017 LTIP	3,293	10,640	—
2013 LTIP (1)	(2,471)	(321)	2,565
Other employee performance awards	17,888	7,549	1,424
Total non-cash, stock-based compensation expense recognized for performance-based awards	$22,185	$17,868	$3,989

(1)	“Non-Cash, Stock-Based Compensation Expense Recognized” includes forfeitures.

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2019 LTIP	2017 LTIP	2013 LTIP	Other Employee Performance Awards
	(In thousands)
Expense estimated to be recognized during 2019	$13,888	$—	$—	$17,850
Estimated contingent expense subsequent to 2019	25,974	19,497	32,365	64,298
Total estimated remaining expense over the term of the plan	$39,862	$19,497	$32,365	$82,148

Of the 13.4 million stock options and 1.7 million restricted stock units and awards outstanding under the DISH Network stock incentive plans associated with our employees as of December 31, 2018, the following awards were outstanding pursuant to the performance-based stock incentive plans:

	As of December 31, 2018
Performance-Based Stock Options	Number of Awards	Weighted- Average Grant Price
2019 LTIP	4,225,000	$35.42
2017 LTIP	2,348,386	$56.75
2013 LTIP	958,500	$40.95
Other employee performance awards	1,140,000	$21.31
Total	8,671,886	$39.95

Restricted Performance Units/Awards
2013 LTIP	479,250
Other employee performance awards	1,210,100
Total	1,689,350

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2018, 2017 and 2016 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Subscriber-related	$1,150	$1,562	$694
Satellite and transmission	262	1,761	—
General and administrative	34,109	26,618	12,343
Total non-cash, stock based compensation	$35,521	$29,941	$13,037

As of December 31, 2018, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $31 million and will be recognized over a weighted-average period of approximately 3.6 years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest.

Valuation

The fair value of each stock option granted for the years ended December 31, 2018, 2017 and 2016 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2018			2017			2016
Risk-free interest rate	2.09%	-	2.98%	1.34%	-	2.29%	1.06%	-	2.27%
Volatility factor	23.33%	-	30.22%	22.25%	-	26.15%	26.12%	-	33.37%
Expected term of options in years	2.8	-	5.5	3.8	-	5.5	5.4	-	10.0
Fair value of options granted	$7.10	-	$12.53	$11.95	-	$16.69	$12.45	-	$26.86

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.Commitments and Contingencies

Commitments

As of December 31, 2018, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Long-term debt obligations	$11,927,718	$1,318,605	$1,101,307	$2,001,384	$2,001,468	$1,501,556	$4,003,398
Capital lease obligations	66,984	19,922	19,166	20,645	7,251	—	—
Interest expense on long-term debt and capital lease obligations	3,286,292	761,738	631,597	534,352	465,499	310,297	582,809
Satellite-related obligations	887,386	311,374	236,913	206,111	124,668	8,320	—
Operating lease obligations	152,349	37,380	22,150	17,940	14,873	9,786	50,220
Purchase obligations	1,340,128	1,243,847	48,966	29,284	18,031	—	—
Total	$17,660,857	$3,692,866	$2,060,099	$2,809,716	$2,631,790	$1,829,959	$4,636,427

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent that we procure launch and/or in-orbit insurance on our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $194 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 8, and are included on our Consolidated Balance Sheets as of December 31, 2018.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

DISH Network Spectrum

Since 2008, DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements.  In March 2017, DISH Network notified the FCC that it plans to deploy a next-generation 5G-capable network, focused on supporting narrowband IoT (“IoT”), which is the first phase of its network deployment (“First Phase”).  DISH Network expects to complete the First Phase by March 2020, with subsequent phases to be completed thereafter.  As of December 31, 2018, DISH Network had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, Radio Frequency (“RF”) design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase is now complete, DISH Network has secured certain tower sites, and they are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  DISH Network installed the first base stations on sites in 2018, and it plans to continue deployment until complete.  DISH Network currently expects expenditures for its wireless projects to be between $500 million and $1.0 billion through 2020.  DISH Network expects the second phase of its network deployment ~~(“Second Phase”)~~ to follow o~~nce the 3GPP Release 16 is standardized and as it plans for its other spectrum holdings develop, DISH Network plans to upgrade and expand its network to full 5G to support new use cases.~~  DISH Network currently expects expenditures for the Second Phase to be approximately $10 billion.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly.  For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 14 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

See Note 14 “Commitments and Contingencies – Wireless” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of December 31, 2018, the remaining obligation of the DISH Network guarantee was $53 million.

As of December 31, 2018, we have not recorded a liability on the balance sheet for this guarantee.

Purchase Obligations

Our 2019 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, and other products and services related to the operation of our Pay-TV services.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

Rent Expense

Total rent expense for operating leases was $449 million, $473 million and $431 million in 2018, 2017 and 2016, respectively.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Blue Spike, LLC

On July 6, 2018, Blue Spike, LLC (“Blue Spike”) filed a complaint against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of Reissued United States Patent RE44,222E1 (the “222 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; Reissued United States Patent RE44,307 (the “307 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; and United States Patent Nos. 7,287,275B2 (the “275 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 8,473,746 (the “746 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 8,224,705 (the “705 patent”), entitled “Methods, systems and devices for packet watermarking and efficient provisioning of bandwidth”; 7,475,246 (the “246 patent”), entitled “Secure personal content server”; 8,739,295B2 (the “295 patent”), entitled “Secure personal content server”; 9,021,602 (the “602 patent”), entitled “Data Protection and Device”; 9,104,842 (the “842 patent”), entitled “Data Protection and Device”; 9,934,408 (the “408 patent”), entitled “Secure personal content server”; 7,159,116B2 (the “116 patent”), entitled “Systems, methods and devices for trusted transactions”; and 8,538,011B2 (the “011 patent”), entitled “Systems, methods and devices for trusted transactions.”  On September 5, 2018, pursuant to a joint motion of the parties, the Court ordered the case transferred to the United States District Court for the District of Delaware.  In a First Amended Complaint filed on October 12, 2018, Blue Spike dropped its claims for infringement of the 222 patent, the 307 patent, the 275 patent, the 705 patent, and the 746 patent.  On November 11, 2018, Blue Spike dismissed its complaint.

On January 28, 2019, Blue Spike, along with Blue Spike International, Ltd. and Wistaria Trading Ltd., filed a new action against us and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the District of Delaware.  The complaint alleges infringement of the 246 patent, the 295 patent, the 408 patent, the 116 patent, the 011 patent, the 602 patent and the 842 patent, all of which were asserted in the prior action.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.  Each of the plaintiffs is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation.  On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions.  On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims.  On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims.  Customedia has filed notices of appeal from all of the final written decisions adverse to it, and DISH Network L.L.C. cross-appealed to the extent that its petitions were not successful.  On February 6, 2019, the Court of Appeals granted DISH Network L.L.C.’s motion to dismiss its cross-appeals related to the 090 patent and, on February 26, 2019, granted DISH Network L.L.C.’s motion to dismiss its cross-appeals related to the 437 patent.

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

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc.; AT&T, Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Sirius XM Radio Inc.; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 23, 2014, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On April 10, 2015, the Court granted DISH Network L.L.C.’s motion to stay the action in light of DISH Network L.L.C.’s petition and certain other defendants’ petitions pending before the United States Patent and Trademark Office challenging the validity of certain claims of the 444 patent.  On July 17, 2015, the United States Patent and Trademark Office agreed to institute a proceeding on our petition.  Pursuant to a stipulation between the parties, on April 27, 2016, the Court entered an order of non-infringement and judgment in favor of DISH Network L.L.C.  On June 15, 2016, the United States Patent and Trademark Office entered an order that the patent claims being asserted against DISH Network L.L.C. with respect to the 444 patent are unpatentable.  On August 8, 2016, Dragon filed notices of appeal with respect to the Court’s judgment and the United States Patent and Trademark Office’s decision and, on October 5, 2017, the United States Court of Appeals for the Federal Circuit heard oral argument.  On November 1, 2017, the United States Court of Appeals for the Federal Circuit affirmed the unpatentability of the 444 patent based on the petition filed in the United States Patent and Trademark Office by DISH Network L.L.C., and dismissed as moot the appeal of the order of non-infringement from the District Court.  On December 1, 2017, Dragon IP filed a petition for panel rehearing with the United States Court of Appeals for the Federal Circuit, which the Court of Appeals denied on January 31, 2018.  On March 16, 2018, Dragon IP filed a petition asking the United States Supreme Court to hear a further appeal on the constitutionality of the procedure by which the United States Patent and Trademark Office invalidated the asserted claims of the 444 patent.  That petition was dismissed on June 18, 2018.  Dragon IP’s case against DISH Network L.L.C. is now concluded.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On July 19, 2017, the Court severed Realtime’s claims against DISH Network, DISH Network L.L.C., Sling TV L.L.C., Sling Media L.L.C. and Arris Group, Inc. (alleging infringement of the 897 patent, the 610 patent and the 535 patent) from the Original Texas Action into a separate action in the United States District Court for the Eastern District of Texas (the “Second Texas Action”).  On August 31, 2017, Realtime dismissed the claims against DISH Network, Sling TV L.L.C., Sling Media Inc., and Sling Media L.L.C. from the Second Texas Action and refiled these claims (alleging infringement of the 897 patent, the 610 patent and the 535 patent) against Sling TV L.L.C., Sling Media Inc., and Sling Media L.L.C. in a new action in the United States District Court for the District of Colorado (the “Colorado Action”).  Also on August 31, 2017, Realtime dismissed DISH Technologies L.L.C. from the Original Texas Action, and on September 12, 2017, added it as a defendant in an amended complaint in the Second Texas Action.  On November 6, 2017, Realtime filed a joint motion to dismiss the Second Texas Action without prejudice, which the Court entered on November 8, 2017.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On October 10, 2017, Realtime Adaptive Streaming LLC (“Realtime Adaptive Streaming”) filed suit against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C., as well as Arris Group, Inc., in a new action in the United States District Court for the Eastern District of Texas (the “Third Texas Action”), alleging infringement of the 610 patent and the 535 patent.  Also on October 10, 2017, an amended complaint was filed in the Colorado Action, substituting Realtime Adaptive Streaming as the plaintiff instead of Realtime, and alleging infringement of only the 610 patent and the 535 patent, but not the 897 patent.  On November 6, 2017, Realtime Adaptive Streaming filed a joint motion to dismiss the Third Texas Action without prejudice, which the court entered on November 8, 2017.  Also on November 6, 2017, Realtime Adaptive Streaming filed a second amended complaint in the Colorado Action, adding our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C., as well as Arris Group, Inc., as defendants.

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

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents.  On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging all asserted claims of each of the asserted patents.  On February 26, 2019, the district court agreed to stay the Colorado Action pending resolution of the petitions.

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

Rothschild Broadcast Distribution Systems, LLC

On August 2, 2018, Rothschild Broadcast Distribution Systems, LLC (“Rothschild”) filed a complaint against us in the United States District Court for the Eastern District of Texas.  The complaint, which accuses the DISH Anywhere feature, alleges infringement of United States Patent 8,856,221 (the “221 patent”), entitled “System and Method for Storing Broadcast Content in a Cloud-based Computing Environment.”  Rothschild, an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein, has filed more than 35 patent infringement cases since 2015.  On October 10, 2018, the Court granted Rothschild’s motion to dismiss the case without prejudice.  This matter is now concluded.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

During the second quarter 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during periods prior to 2017.  Our total accrual at December 31, 2018 and 2017 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  On April 5, 2018, the Court entered a $61 million judgment in favor of the class.  On May 4, 2018, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit.    The appeal has been tentatively calendared for oral argument during the May 7-9, 2019 argument session.  During the second quarter 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at December 31, 2018 and 2017 was $61 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets.

We intend to vigorously defend these cases.  We cannot predict with any degree of certainty the outcome of these suits.

Telemarketing Shareholder Derivative Litigation

On October 19, 2017, Plumbers Local Union No. 519 Pension Trust Fund (“Plumbers Local 519”), a purported shareholder of DISH Network, filed a putative shareholder derivative action in the District Court for Clark County, Nevada alleging, among other things, breach of fiduciary duty claims against the following current and former members of DISH Network’s Board of Directors:  Charles W. Ergen; James DeFranco; Cantey M. Ergen; Steven R. Goodbarn; David K. Moskowitz; Tom A. Ortolf; Carl E. Vogel; George R. Brokaw; and Gary S. Howard (collectively, the “Director Defendants”).  In its complaint, Plumbers Local 519 contends that, by virtue of their alleged failure to appropriately ensure DISH Network’s compliance with telemarketing laws, the Director Defendants exposed DISH Network to liability for telemarketing violations, including those in the Krakauer Action.  It also contends that the Director Defendants caused DISH Network to pay improper compensation and benefits to themselves and others who allegedly breached their fiduciary duties to DISH Network.  Plumbers Local 519 alleges causes of action for breach of fiduciary duties of loyalty and good faith, gross mismanagement, abuse of control, corporate waste and unjust enrichment.  Plumbers Local 519 is seeking an unspecified amount of damages.

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

Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint.  DISH Network’s Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action.  On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation.  The Special Litigation Committee’s report was filed on November 27, 2018, and recommended that the Company not pursue the claims asserted by the derivative plaintiffs.  On December 20, 2018, the Special Litigation Committee filed a motion for summary judgment seeking deferral to its determination that the claims should be dismissed, which, following a discovery period and further briefing, will be heard on November 4, 2019.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Uniloc

On January 31, 2019, Uniloc 2017 LLC (“Uniloc”) filed a complaint against our wholly owned subsidiary Sling TV L.L.C. in the United States District Court for the District of Colorado.  The Complaint alleges infringement of United States Patent No. 6,519,005 (the 005 patent), which is entitled “Method of Concurrent Multiple-Mode Motion Estimation for Digital Video”; United States Patent No. 6,895,118 (the 118 patent), which is entitled “Method of Coding Digital Image Based on Error Concealment”; United States Patent No. 9,721,273 (the 273 patent), which is entitled “System and Method for Aggregating and Providing Audio and Visual Presentations Via a Computer Network”); and United States Patent No. 8,407,609 (the 609 patent), which is entitled “System and Method for Providing and Tracking the Provision of Audio and Visual Presentations Via a Computer Network.”  Uniloc is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Vermont National Telephone Company

On September 22, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of our board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties.  The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action.  The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless.  The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules.  Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA.  Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA.  On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C.  The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings.  See Note 11 “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” above for further information.  Thereafter, the Court maintained the stay until it was lifted on October 26, 2018.  On February 11, 2019, the Court granted Vermont National’s unopposed motion for leave to file an amended complaint.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

13.Disaggregation of Revenue

Geographic Information.  Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All subscriber-related revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Years Ended December 31,
Revenue:	2018	2017	2016
	(In thousands)
United States	$13,319,091	$13,967,694	$14,655,469
Canada and Mexico	43,048	39,817	100,470
Total revenue	$13,362,139	$14,007,511	$14,755,939

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Years Ended December 31,
Category:	2018	2017	2016
		(In thousands)
Pay-TV video and related revenue	$13,197,994	$13,877,196	$14,578,414
Equipment sales and other revenue	164,145	130,315	177,525
Total	$13,362,139	$14,007,511	$14,755,939

14.Contract Balances

Our valuation and qualifying accounts as of December 31, 2018, 2017 and 2016 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2018	$15,056	$98,461	$(96,561)	$16,956
December 31, 2017	$17,440	$124,143	$(126,527)	$15,056
December 31, 2016	$21,769	$149,599	$(153,928)	$17,440

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred revenue related to contracts with our customers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets.  Changes in deferred revenue related to contracts with our customers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2017	$684,119
Recognition of unearned revenue	(6,850,394)
Deferral of revenue	6,790,901
Balance as of December 31, 2018	$624,626

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue.  As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of our future revenue.

15.Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Year ended December 31, 2018:
Total revenue	$3,383,222	$3,393,307	$3,334,444	$3,251,166
Operating income (loss)	508,121	549,502	542,439	466,448
Net income (loss) attributable to DISH DBS	204,192	285,691	281,272	200,132

Year ended December 31, 2017:
Total revenue	$3,570,959	$3,543,812	$3,491,559	$3,401,181
Operating income (loss)	588,793	219,720	424,559	376,804
Net income (loss) attributable to DISH DBS	241,715	(95,656)	158,424	419,043

16.Related Party Transactions

Related Party Transactions with DISH Network

On June 30, 2016, we paid a dividend of $1.5 billion to DOC.

Advertising Sales.  We provide advertising services to DISH Network’s broadband business.  During the years ended December 31, 2018, 2017 and 2016, we received revenue associated with these services of zero, zero and $2 million, respectively, in “Subscriber-related revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Broadband, Wireless and Other Operations.  We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations.  During the years ended December 31, 2018, 2017 and 2016, the costs associated with these services were $40 million, $48 million and $66 million, respectively.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar XVIII Satellite.  The EchoStar XVIII satellite was launched on June 18, 2016 and became operational as an in-orbit spare at the 61.5 degree orbital location during the third quarter 2016, at which time we began leasing it from an indirect wholly-owned subsidiary of DISH Network.  During the years ended December 31, 2018, 2017 and 2016, we incurred $67 million, $67 million and $22 million, respectively, of expense related to this satellite.  This amount is recorded in “Satellite and transmission expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

“Trade accounts receivable”

As of December 31, 2018 and 2017, trade accounts receivable from EchoStar was $4 million and $2 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Consolidated Balance Sheets.

“Trade accounts payable”

As of December 31, 2018 and 2017, trade accounts payable to EchoStar was $6 million and $29 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the years ended December 31, 2018, 2017 and 2016, we received $8 million, $3 million and $2 million, respectively, for services provided to EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•

El Paso Lease Agreement.  During 2012, DISH Network began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms.  During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, ~~2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in August 2021.~~

•

90 Inverness Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2022.  EchoStar has the option to renew this lease for four three-year periods.

•

Cheyenne Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019.  ~~In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020.~~  EchoStar has the option to renew this lease for twelve one-year periods.

•

Gilbert Lease Agreement.  In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 801 N. DISH Dr., Gilbert, Arizona for a period ending in March 2019.    ~~In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020.~~  EchoStar has the option to renew this lease for twelve one-year periods.

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

“Satellite and transmission expenses”

During the years ended December 31, 2018, 2017 and 2016, we incurred $309 million, $346 million and $351 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  EchoStar is a supplier of the vast majority of our transponder capacity.  These amounts are recorded in “Satellite and transmission expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

•

EchoStar XVI.  In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year.    Prior to expiration of the initial term, we had the option to renew for an additional five-year period.  In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023.  We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023.  There can be no assurance that the option to renew this agreement will be exercised.  ~~During 2018, we and EchoStar further amended the agreement to, among other things, allow us to place and use certain satellites at the 61.5 degree orbital location.~~

Nimiq 5 Agreement.  During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During 2009, EchoStar also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we currently receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  DISH Network has also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussion under “Guarantees” in Note 11.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

“General and administrative expenses”

During the years ended December 31, 2018, 2017 and 2016, we incurred $21 million, $29 million and $14 million, respectively, for general and administrative expenses for services provided to us by EchoStar.  These amounts are recorded in “General and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•

Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado was for a period ending on December 31, 2018.  In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019.

•

Santa Fe Lease Agreement.  The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado was for a period ending on December 31, 2018.  In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Hughes Broadband Master Services Agreement.   In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things:  (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.  For the years ended December 31, 2018 and 2017, we purchased broadband equipment from HNS of $21 million and $22 million under the MSA, respectively.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$72,162	$71,167	$84,459

		As of December 31,
		2018	2017
		(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar		$9,871	$16,685
Commitments to NagraStar		$3,888	$4,927

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The table below summarizes our transactions with Dish Mexico:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Sales:
Digital receivers and related components	$1,227	$1,891	$52,324
Uplink services	$5,426	$3,994	$4,059

		As of December 31,
		2018	2017
		(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico		$1,370	$3,027

{