Form 10-Q
period 2019-03-31
DISH DBS CORP
filed 2019-05-15
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

Securities registered pursuant to Section 12(b) of the Act:  None

As of May 14, 2019, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$370,683	$129,498
Marketable investment securities	186,063	149,740
Trade accounts receivable, net of allowance for doubtful accounts of $18,967 and $16,956, respectively	566,532	623,602
Inventory	309,219	290,697
Other current assets	290,436	234,054
Total current assets	1,722,933	1,427,591

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	68,063	67,597
Property and equipment, net	1,326,035	1,377,949
FCC authorizations	637,610	637,346
Other investment securities	102,406	108,308
Operating lease assets	708,122	—
Other noncurrent assets, net	167,418	286,753
Total noncurrent assets	3,009,654	2,477,953
Total assets	$4,732,587	$3,905,544

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$254,522	$217,268
Deferred revenue and other	636,876	644,920
Accrued programming	1,472,854	1,474,207
Accrued interest	187,778	222,996
Other accrued expenses	973,140	756,534
Current portion of long-term debt and finance lease obligations	1,314,588	1,338,527
Total current liabilities	4,839,758	4,654,452

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	10,630,144	10,632,960
Deferred tax liabilities	438,272	461,452
Operating lease liabilities	477,711	—
Long-term deferred revenue and other long-term liabilities	200,062	198,840
Total long-term obligations, net of current portion	11,746,189	11,293,252
Total liabilities	16,585,947	15,947,704

Commitments and Contingencies (Note 9)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,163,372	1,152,369
Accumulated other comprehensive income (loss)	(215)	(376)
Accumulated earnings (deficit)	(13,016,680)	(13,194,440)
Total DISH DBS stockholder's equity (deficit)	(11,853,523)	(12,042,447)
Noncontrolling interests	163	287
Total stockholder’s equity (deficit)	(11,853,360)	(12,042,160)
Total liabilities and stockholder’s equity (deficit)	$4,732,587	$3,905,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Revenue:
Subscriber-related revenue	$3,097,936	$3,347,597
Equipment sales and other revenue	40,064	35,625
Total revenue	3,138,000	3,383,222

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	1,976,436	2,139,793
Satellite and transmission expenses	154,897	168,785
Cost of sales - equipment and other	40,341	30,309
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	6,517	15,930
Other subscriber acquisition costs	80,475	77,072
Subscriber acquisition advertising	106,907	103,009
Total subscriber acquisition costs	193,899	196,011
General and administrative expenses	186,577	161,684
Depreciation and amortization (Note 6)	155,115	178,519
Total costs and expenses	2,707,265	2,875,101

Operating income (loss)	430,735	508,121

Other Income (Expense):
Interest income	2,935	2,392
Interest expense, net of amounts capitalized	(195,645)	(207,095)
Other, net	1,433	(34,797)
Total other income (expense)	(191,277)	(239,500)

Income (loss) before income taxes	239,458	268,621
Income tax (provision) benefit, net	(61,822)	(64,813)
Net income (loss)	177,636	203,808
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(124)	(384)
Net income (loss) attributable to DISH DBS	$177,760	$204,192

Comprehensive Income (Loss):
Net income (loss)	$177,636	$203,808
Other comprehensive income (loss):
Foreign currency translation adjustments	47	400
Unrealized holding gains (losses) on available-for-sale securities	152	25
Deferred income tax (expense) benefit, net	(38)	(39)
Total other comprehensive income (loss), net of tax	161	386
Comprehensive income (loss)	177,797	204,194
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(124)	(384)
Comprehensive income (loss) attributable to DISH DBS	$177,921	$204,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total
Balance, December 31, 2017	$—	$1,116,848	$935	$(14,168,047)	$3,601	$(13,046,663)
Non-cash, stock-based compensation	—	9,041	—	—	—	9,041
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	25	—	—	25
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(39)	—	—	(39)
Foreign currency translation	—	—	400	—	—	400
ASU 2014-09 cumulative catch-up adjustment	—	—	—	2,320	—	2,320
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(384)	(384)
Net income (loss) attributable to DISH DBS	—	—	—	204,192	—	204,192
Balance, March 31, 2018	$—	$1,125,889	$1,321	$(13,961,535)	$3,217	$(12,831,108)

Balance, December 31, 2018	$—	$1,152,369	$(376)	$(13,194,440)	$287	$(12,042,160)
Non-cash, stock-based compensation	—	11,003	—	—	—	11,003
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	152	—	—	152
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(38)	—	—	(38)
Foreign currency translation	—	—	47	—	—	47
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(124)	(124)
Net income (loss) attributable to DISH DBS	—	—	—	177,760	—	177,760
Balance, March 31, 2019	$—	$1,163,372	$(215)	$(13,016,680)	$163	$(11,853,360)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$177,636	$203,808
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	155,115	178,519
Realized and unrealized losses (gains) on investments	(2,331)	36,727
Non-cash, stock-based compensation	11,003	9,041
Deferred tax expense (benefit)	(23,218)	(17,710)
Other, net	(8,546)	(32,404)
Changes in current assets and current liabilities, net	86,390	1,548
Net cash flows from operating activities	396,049	379,529

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	(33,401)	59,465
Purchases of property and equipment	(93,803)	(66,715)
Other, net	9,425	3,207
Net cash flows from investing activities	(117,779)	(4,043)

Cash Flows From Financing Activities:
Redemption and repurchases of senior notes	(22,365)	(56,473)
Repayment of long-term debt and finance lease obligations	(6,232)	(9,630)
Other, net	(400)	(159)
Net cash flows from financing activities	(28,997)	(66,262)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	249,273	309,224
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	130,076	365,066
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$379,349	$674,290

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, Smart Home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.  See Note 2 and Note 13 for further information.  The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming OTT Internet-based domestic, international and Latino video programming services (“Sling TV”).  As of March 31, 2019, we had 12.063 million Pay-TV subscribers in the United States, including 9.639 million DISH TV subscribers and 2.424 million Sling TV subscribers.

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, relative standalone selling prices of performance obligations, leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, independent third-party retailer incentives, programming expenses and subscriber lives.  Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

Subsequent to the adoption of ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) during the first quarter 2018, all equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  All debt securities are classified as available-for-sale.  We adjust the carrying amount of our debt securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets.  Declines in the fair value of a marketable debt security which are determined to be “other-than-temporary” are recognized on  our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of March 31, 2019 and December 31, 2018, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

Fair values for our publicly traded debt securities are based on quoted market prices, when available.  The fair values of private debt are based on, among other things, available trade information, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities.  See Note 8 for the fair value of our long-term debt.

Revenue Recognition

Our revenue is primarily derived from Pay-TV programming services that we provide to our subscribers.  We also generate revenue from equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our Smart Home service operations; warranty services; and sales of digital receivers and related equipment to third-party pay-TV providers.  See Note 11 for further information, including revenue disaggregated by major source.

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

In cases where a subscriber is charged certain nonrefundable upfront fees, those fees are generally considered to be material rights to the subscriber related to the subscriber’s option to renew without having to pay an additional fee upon renewal.  These fees are deferred and recognized over the estimated period of time during which the fee remains material to the customer, which we estimate to be less than one year.  Revenues arising from our Smart Home service operations that are separate from the initial installation, such as mounting a TV on a subscriber’s wall, are generally recognized when these services are performed.

For our residential video subscribers, we have concluded that the contract term under Accounting Standard Codification Topic 606,  Revenue from Contracts with Customers (“ASC 606”), is one month and as a result the revenue recognized for these subscribers for a given month is equal to the amount billed in that month, except for certain nonrefundable upfront fees that are accounted for as material rights, as discussed above.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Contract Balances

The timing of revenue recognition generally differs from the timing of invoicing to customers.  When revenue is recognized prior to invoicing, we record a receivable.  When revenue is recognized subsequent to invoicing, we record deferred revenue.  Our residential video subscribers are typically billed monthly, and the contract balances for those customers arise from the timing of the monthly billing cycle.  We do not adjust the amount of consideration for financing impacts as we apply a practical expedient when we anticipate that the period between transfer of goods and services and eventual payment for those goods and services will be less than one year.  See Note 12 for further information, including balance and activity detail about our allowance for doubtful accounts and deferred revenue related to contracts with subscribers.

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the three months ended March 31, 2019 and 2018, we capitalized $37 million and $41 million, respectively, under these programs.  The amortization expense related to these programs was $14  million and $3 million for the three months ended March 31, 2019 and 2018, respectively.  As of March 31, 2019 and December 31, 2018, we had a total of $192 million and $169 million capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Leases

We enter into operating and finance leases for, among other things, satellites, office space, data centers, warehouses and distribution centers, vehicles used for installation and Smart Home Services, and other equipment.  Our leases have remaining lease terms from one to 12 years, some of which include renewal options, and some of which include options to terminate the leases within one year.

We determine if an arrangement is a lease and classify that lease as either an operating or finance lease at inception. Operating leases are included in “Operating lease assets,” “Other accrued expenses” and “Operating lease liabilities” on our Condensed Consolidated Balance Sheets.  Finance leases are included in “Property and equipment, net,” “Current portion of long-term debt and finance lease obligations” and “Long-term debt and finance lease obligations, net of current portion” on our Condensed Consolidated Balance Sheets.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 7 for further information on our lease expenses.

Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent the present value of our obligation to make lease payments arising from the lease.  Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  When our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  The operating lease ROU asset also includes the impact of prepaid or deferred lease payments.  The length of our lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.  Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We lease certain assets from EchoStar, including, among other things, satellites, office space and data centers.  See Note 13 for further information on our Related Party Transactions with EchoStar.  We have lease agreements with lease and non-lease components, which are generally accounted for separately.  Our variable lease payments are immaterial and our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For equipment leased to new and existing DISH TV subscribers we made an accounting policy election to combine the equipment with our programming services as a single performance obligation in accordance with the revenue recognition guidance as the programming services are the predominant component.

Impact of Adoption of ASU 2016-02

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 Leases (“ASU 2016-02”) and has modified the standard thereafter.  We adopted ASU 2016-02, as modified, on January 1, 2019 using the modified retrospective method.  Under the modified retrospective method, we applied the new guidance to all leases that commenced before and were existing as of January 1, 2019.

The adoption of ASU 2016-02 had no impact on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and cash flows from operating, investing and financing activities on our Condensed Consolidated Statements of Cash Flows.

The adoption of ASU 2016-02 impacted our March 31, 2019 Condensed Consolidated Balance Sheet, including the reclassification of our deferred rent liabilities to an operating lease asset, as follows:

Condensed Consolidated Balance Sheets	DISH DBS (as would have been reported under previous standards)	Impact of adopting ASU 2016-02	DISH DBS (as currently reported)
	(In thousands)
As of March 31, 2019
Operating lease assets	$—	$708,122	$708,122
Total assets	$4,024,465	$708,122	$4,732,587
Other accrued expenses	$739,482	$233,658	$973,140
Operating lease liabilities	$—	$477,711	$477,711
Long-term deferred revenue and other long-term liabilities	$203,309	$(3,247)	$200,062
Total liabilities	$15,877,825	$708,122	$16,585,947
Total stockholder's equity (deficit)	$(11,853,360)	$—	$(11,853,360)
Total liabilities and stockholder's equity (deficit)	$4,024,465	$708,122	$4,732,587

Research and Development

Research and development costs are expensed as incurred.  Research and development costs totaled $5 million and $6 million for the three months ended March 31, 2019 and 2018, respectively.

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

3.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data.    See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Cash paid for interest (including capitalized interest)	$226,535	$231,152
Cash received for interest	2,935	2,392
Cash paid for income taxes	39	1,126
Cash paid for income taxes to DISH Network	78,143	78,417
Capitalized interest	264	277
Reclassification of a receivable from noncurrent to current	138,210	—

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31,	December 31,
	2019	2018
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Trading/equity (Note 2)	$2,894	$2,370
Other	183,169	147,370
Total current marketable investment securities	186,063	149,740
Restricted marketable investment securities (1)	59,397	67,019
Total marketable investment securities	245,460	216,759

Restricted cash and cash equivalents (1)	8,666	578

Other investment securities:
Other investment securities	102,406	108,308
Total other investment securities	102,406	108,308

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$356,532	$325,645

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

We have  a marketable security investment which was received for no cash consideration.

Current Marketable Investment Securities – Other

Our current other marketable investment securities portfolio includes investments in various debt instruments including, among others, commercial paper, corporate securities and United States treasury and/or agency securities.

Commercial paper consists mainly of unsecured short-term promissory notes, issued primarily by corporations, with maturities ranging up to 365 days.  Corporate securities consist of debt instruments issued by corporations with various maturities normally less than 18 months.  U.S. Treasury and agency securities consist of debt instruments issued by the federal government and other government agencies.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2019 and December 31, 2018, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2019 and December 31, 2018, we had accumulated net unrealized gains of less than $1 million and accumulated net unrealized losses of less than $1 million, respectively.  These amounts, net of related tax effect, were ~~accumulated net unrealized gains of less than $1 million and accumulated net unrealized~~ losses of less than $1 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of March 31, 2019				As of December 31, 2018
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$59,155	$71	$(4)	$67	$66,823	$40	$(19)	$21
Commercial paper	86,353	—	(5)	(5)	45,938	—	—	—
Corporate securities	95,542	10	(2)	8	100,662	11	(113)	(102)
Other	1,516	—	—	—	966	—	—	—
Total	$242,566	$81	$(11)	$70	$214,389	$51	$(132)	$(81)

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of March 31, 2019, restricted and non-restricted marketable investment securities included debt securities of $238 million with contractual maturities within one year and $5 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$343,783	$58,435	$285,348	$—	$114,464	$12,493	$101,971	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$59,155	$59,155	$—	$—	$66,823	$66,823	$—	$—
Commercial paper	86,353	—	86,353	—	45,938	—	45,938	—
Corporate securities	95,542	—	95,542	—	100,662	—	100,662	—
Other	1,516	—	1,516	—	966	—	966	—

Equity securities	2,894	2,894	—	—	2,370	2,370	—	—
Total	$245,460	$62,049	$183,411	$—	$216,759	$69,193	$147,566	$—

During the three months ended March 31, 2019, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended
	March 31,
Other, net:	2019	2018
	(In thousands)
Marketable investment securities - realized and unrealized gains (losses) (1)	$2,770	$(36,548)
Costs related to early redemption of debt	(439)	(179)
Equity in earnings of affiliates	(944)	1,446
Other	46	484
Total	$1,433	$(34,797)

(1)	During the three months ended March 31, 2019, we recorded unrealized gains of $2 million related to equity securities held as of March 31, 2019.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2019	2018
	(In thousands)
Finished goods	$242,331	$215,150
Work-in-process and service repairs	49,939	56,871
Raw materials	16,949	18,676
Total inventory	$309,219	$290,697

6.Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	March 31,	December 31,
	(In Years)	2019	2018
		(In thousands)
Equipment leased to customers	2-5	$1,908,048	$1,980,808
EchoStar XV	15	277,658	277,658
Satellites acquired under finance lease agreements (1)	10-15	223,423	499,819
Furniture, fixtures, equipment and other	2-10	1,849,292	1,820,883
Buildings and improvements	4-40	283,881	289,244
Land	-	13,186	13,186
Construction in progress	-	46,751	47,077
Total property and equipment		4,602,239	4,928,675
Accumulated depreciation		(3,276,204)	(3,550,726)
Property and equipment, net		$1,326,035	$1,377,949

(1)

The Ciel II satellite was previously classified as a finance lease, however, as a result of an amendment, which was effective during the first quarter 2019, Ciel II is now accounted for as an operating lease.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Equipment leased to customers	$108,136	$107,281
Satellites	10,655	15,261
Buildings, furniture, fixtures, equipment and other	36,324	55,977
Total depreciation and amortization	$155,115	$178,519

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pay-TV Satellites.  We currently utilize 11 satellites in geostationary orbit approximately 22,300 miles above the equator, one of which we own and depreciate over its estimated useful life.  We currently utilize certain capacity on seven satellites that we lease from EchoStar and one satellite that we lease from DISH Network, which are accounted for as operating leases.  We also lease two satellites from third parties, Ciel II, which is now accounted for as an operating lease, and Anik F3, which is accounted for as a financing lease and is depreciated over its economic life.

As of March 31, 2019, our pay-TV satellite fleet consisted of the following:

		Degree	Estimated Useful Life
	Launch	Orbital	(Years) / Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	15

Leased from DISH Network (1):
EchoStar XVIII	June 2016	61.5	Month to month

Leased from EchoStar (2):
EchoStar IX	August 2003	121	Month to month
EchoStar X (3)	February 2006	110	February 2021
EchoStar XI (3)	July 2008	110	September 2021
EchoStar XIV (3)	March 2010	119	February 2023
EchoStar XVI (4)	November 2012	61.5	January 2023
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II (5)	December 2008	129	January 2020

(1)	See Note 13 for further information on our Related Party Transactions with DISH Network.
(2)	See Note 13 for further information on our Related Party Transactions with EchoStar.
(3)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(4)	We have the option to renew this lease for an additional five-year period.
(5)	During the fourth quarter 2018, we amended this lease.

7.Leases

We enter into operating and finance leases for, among other things, satellites, office space, data centers, warehouses and distribution centers, vehicles used for installation and Smart Home Services and other equipment.  Our leases have remaining lease terms from one to 12 years, some of which include renewal options, and some of which include options to terminate the leases within one year.

Our Anik F3 satellite is accounted for as a financing lease.  The vast majority of our remaining leases are accounted for as operating leases, including the remainder of our satellite fleet.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

For the Three Months Ended
March 31, 2019
(In thousands)
Operating lease cost	$80,286

Short-term lease cost (1)	19,285

Finance lease cost:
Amortization of right-of-use assets	6,108
Interest on lease liabilities	1,181
Total finance lease cost	7,289
Total lease costs	$106,860

(1)	Leases that have terms of 12 month or less, including EchoStar XVIII. See Note 13 for further information on our Related Party Transactions with DISH Network.

Supplemental cash flow information related to leases was as follows:

For the Three Months Ended
March 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$81,012
Operating cash flows from finance leases	$1,195
Financing cash flows from finance leases	$6,055

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$47,321
Finance leases	$—

Right-of-use assets and liabilities recognized at January 1, 2019 upon adoption of ASC 842	$730,180

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

As of
March 31,
2019
(In thousands)
Operating Leases:
Operating lease right-of-use assets	$708,122

Other current liabilities	$233,658
Operating lease liabilities	477,711
Total operating lease liabilities	$711,369

Finance Leases:
Property and equipment, gross	$224,454
Accumulated depreciation	(178,848)
Property and equipment, net	$45,606

Other current liabilities	$18,349
Other long-term liabilities	42,403
Total finance lease liabilities	$60,752

Weighted Average Remaining Lease Term:
Operating leases	3.7 years
Finance leases	3.1 years

Weighted Average Discount Rate:
Operating leases	9.3%
Finance leases	7.5%

Maturities of lease liabilities as of March 31, 2019 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total
	(In thousands)
2019 (remaining nine months)	$224,955	$16,740	$241,695
2020	230,522	22,024	252,546
2021	190,024	22,026	212,050
2022	123,538	7,364	130,902
2023	23,770	—	23,770
Thereafter	50,790	—	50,790
Total lease payments	843,599	68,154	911,753
Less: Imputed interest	(132,230)	(7,402)	(139,632)
Total	711,369	60,752	772,121
Less: Current portion	(233,658)	(18,349)	(252,007)
Long-term portion of lease obligations	$477,711	$42,403	$520,114

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7 7/8% Senior Notes due 2019 (1)	$1,295,007	$1,317,501	$1,317,372	$1,343,298
5 1/8% Senior Notes due 2020	1,100,000	1,110,670	1,100,000	1,089,957
6 3/4% Senior Notes due 2021	2,000,000	2,064,620	2,000,000	1,974,940
5 7/8% Senior Notes due 2022	2,000,000	1,941,280	2,000,000	1,833,140
5 % Senior Notes due 2023	1,500,000	1,359,270	1,500,000	1,247,445
5 7/8% Senior Notes due 2024	2,000,000	1,693,000	2,000,000	1,611,960
7 3/4% Senior Notes due 2026	2,000,000	1,748,960	2,000,000	1,653,720
Other notes payable	10,346	10,346	10,346	10,346
Subtotal	11,905,353	$11,245,647	11,927,718	$10,764,806
Unamortized deferred financing costs and debt discounts, net	(21,373)		(23,215)
Finance lease obligations (2)	60,752		66,984
Total long-term debt and finance lease obligations (including current portion)	$11,944,732		$11,971,487

(1)

During the year ended December 31, 2018 and the three months ended March 31, 2019, we repurchased $83 million and $22  million, respectively, of our 7 7/8% Senior Notes due 2019 in open market trades.  The remaining balance of $1.295 billion matures on September 1, 2019.

(2)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

9.Commitments and Contingencies

Commitments

Wireless

Since 2008, DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Spectrum

DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements.  In March 2017, DISH Network notified the FCC that it plans to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”), which is the first phase of its network deployment (“First Phase”).  DISH Network expects to complete the First Phase by March 2020, with subsequent phases to be completed thereafter.  As of March 31, 2019, DISH Network had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, radio frequency (“RF”) design, and deployment services for the First Phase.  Among other things, initial RF design in connection with the First Phase is now complete, DISH Network has secured certain tower sites, and they are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  DISH Network installed the first base stations on sites in 2018, and it plans to continue deployment until complete.  DISH Network currently expects expenditures for its wireless projects to be between $500 million and $1.0 billion through 2020.  DISH Network expects the second phase of its network deployment (“Second Phase”) to follow once the 3GPP Release 16 is standardized and as it plans for its other spectrum holdings develop, DISH Network plans to upgrade and expand its network to full 5G to support new use cases.  DISH Network currently expects expenditures for the Second Phase to be approximately $10 billion.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as DISH Network considers its options for the commercialization of its wireless spectrum, it will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.

In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance, in whole or in part, DISH Network’s future efforts.  See Note 13 for further information regarding our dividends to DOC.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly.  For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

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

See Note 10 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 for further information.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of March 31, 2019, the remaining obligation of the DISH Network guarantee was $37 million.

As of March 31, 2019, we have not recorded a liability on the balance sheet for this guarantee.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Contingencies

Separation Agreement

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  In connection with the Spin-off, DISH Network entered into a separation agreement with EchoStar that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH Network will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as our acts or omissions following the Spin-off.  On February 28, 2017, DISH Network and EchoStar and certain of their respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”), pursuant to which certain assets that were transferred to EchoStar in the Spin-off were transferred back to us.  The Share Exchange Agreement contains additional indemnification provisions between us and EchoStar for certain liabilities and legal proceedings.

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

On January 28, 2019, Blue Spike, along with Blue Spike International, Ltd. and Wistaria Trading Ltd., filed a new action against us and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the District of Delaware.  The complaint alleges infringement of the 246 patent, the 295 patent, the 408 patent, the 116 patent, the 011 patent, the 602 patent and the 842 patent, all of which were asserted in the prior action.  On March 29, 2019, the plaintiffs filed a First Amended Complaint, which dropped their claims arising from the 116 patent and the 011 patent.

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

Multimedia Content Management LLC

On July 25, 2018, Multimedia Content Management LLC (“Multimedia”) filed a complaint against DISH Network in the United States District Court for the Western District of Texas.  Multimedia alleges that DISH Network infringes United States Patent No. 8,799,468 (the “468 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” and United States Patent No. 9,465,925 (the “925 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” in connection with impulse pay per view content offerings on certain set-top boxes.  Multimedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.    On April 23, 2019, we filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Realtime Data LLC and Realtime Adaptive Streaming LLC

On June 6, 2017, Realtime Data LLC d/b/a IXO (“Realtime”) filed an amended complaint in the United States District Court for the Eastern District of Texas (the “Original Texas Action”) against DISH Network; our wholly-owned subsidiaries DISH Network L.L.C., DISH Technologies L.L.C. (then known as EchoStar Technologies L.L.C.), Sling TV L.L.C. and Sling Media L.L.C.; EchoStar, and EchoStar’s wholly-owned subsidiary Hughes Network Systems, L.L.C. (“HNS”); and Arris Group, Inc. Realtime’s initial complaint in the Original Texas Action, filed on February 14, 2017, had named only EchoStar and HNS as defendants. The amended complaint in the Original Texas Action alleges infringement of United States Patent No. 8,717,204 (the “204 patent”), entitled “Methods for encoding and decoding data”; United States Patent No. 9,054,728 (the “728 patent”), entitled “Data compression systems and methods”; United States Patent No. 7,358,867 (the “867 patent”), entitled “Content independent data compression method and system”; United States Patent No. 8,502,707 (the “707 patent”), entitled “Data compression systems and methods”; United States Patent No. 8,275,897 (the “897 patent”), entitled “System and methods for accelerated data storage and retrieval”; United States Patent No. 8,867,610 (the “610 patent”), entitled “System and methods for video and audio data distribution”; United States Patent No. 8,934,535 (the “535 patent”), entitled “Systems and methods for video and audio data storage and distribution”; and United States Patent No. 8,553,759 (the “759 patent”), entitled “Bandwidth sensitive data compression and decompression.”

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

During the second quarter 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $25 million of “Litigation expense” related to the FTC Action during periods prior to 2017.  Our total accrual at March 31, 2019 and December 31, 2018 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.  Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017.  The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”).  Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA.  On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017.  On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA.  On April 5, 2018, the Court entered a $61 million judgment in favor of the class.  On May 4, 2018, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit, which heard oral argument on May 9, 2019.  During the second quarter 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016.  Our total accrual related to the Krakauer Action at March 31, 2019  and December 31, 2018 was $61 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint.  DISH Network’s Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action.  On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation.  The Special Litigation Committee’s report was filed on November 27, 2018 and recommended that the Company not pursue the claims asserted by the derivative plaintiffs.  On December 20, 2018, the Special Litigation Committee filed a motion for summary judgment seeking deferral to its determination that the claims should be dismissed, which, following a discovery period and further briefing, will be heard on November 4, 2019.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent.  On February 27, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 243 and 412 patents.  On October 26, 2017, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent, and it invalidated all of the asserted claims of those patents.  On February 7, 2018, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 404 patent, and it invalidated all of the asserted claims of that patent on the basis of our petition.  On February 10, 2018, the United States Patent and Trademark Office issued a final written decision on our petition challenging the 268 patent, and it invalidated all of the asserted claims.  On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims.  All asserted claims have now been invalidated by the United States Patent and Trademark Office.  TQ Delta has filed notices of appeal from the nine final written decisions adverse to it, and the United States Court of Appeals for the Federal Circuit heard oral argument in all appeals except as to the 268 patent on May 6-8, 2019.  On May 9, 2019, the United States Court of Appeals for the Federal Circuit summarily affirmed the invalidity findings as to the 412 patent and the 430 patent.

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

Uniloc

On January 31, 2019, Uniloc 2017 LLC (“Uniloc”) filed a complaint against our wholly-owned subsidiary Sling TV L.L.C. in the United States District Court for the District of Colorado.  The Complaint alleges infringement of United States Patent No. 6,519,005 (the “005 patent”), which is entitled “Method of Concurrent Multiple-Mode Motion Estimation for Digital Video”; United States Patent No. 6,895,118 (the “118 patent”), which is entitled “Method of Coding Digital Image Based on Error Concealment”; United States Patent No. 9,721,273 (the “273 patent”), which is entitled “System and Method for Aggregating and Providing Audio and Visual Presentations Via a Computer Network”); and United States Patent No. 8,407,609 (the “609 patent”), which is entitled “System and Method for Providing and Tracking the Provision of Audio and Visual Presentations Via a Computer Network.”  Uniloc is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings.  See Note 10 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 for further information.    Thereafter, the Court maintained the stay until it was lifted on October 26, 2018.  On February 11, 2019, the Court granted Vermont National’s unopposed motion for leave to file an amended complaint.  On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint.

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

10.Financial Information for Subsidiary Guarantors

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

11.Disaggregation of Revenue

Geographic Information.    Revenue is attributed to geographic regions based upon the location where the goods and services are provided.  All subscriber-related revenue was derived from the United States.  Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended
	March 31,
Revenue:	2019	2018
	(In thousands)
United States	$3,127,109	$3,373,751
Canada and Mexico	10,891	9,471
Total revenue	$3,138,000	$3,383,222

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended
	March 31,
Category:	2019	2018
	(In thousands)
Pay-TV video and related revenue	$3,097,936	$3,347,597
Equipment sales and other revenue	40,064	35,625
Total	$3,138,000	$3,383,222

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.Contract Balances

Our valuation and qualifying accounts as of March 31, 2019 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
For the three months ended March 31, 2019	$16,956	$18,496	$(16,485)	$18,967

Deferred revenue related to contracts with our customers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.  Changes in deferred revenue related to contracts with our customers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2018	$624,626
Recognition of unearned revenue	(1,596,576)
Deferral of revenue	1,589,358
Balance as of March 31, 2019	$617,408

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue.  As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of our future revenue.

13.Related Party Transactions

Related Party Transactions with DISH Network

Broadband, Wireless and Other Operations.  We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations.  During the three months ended March 31, 2019 and 2018, the costs associated with these services was $12 million and $11 million, respectively.

EchoStar XVIII Satellite.  The EchoStar XVIII satellite was launched on June 18, 2016 and became operational as an in-orbit spare at the 61.5 degree orbital location during the third quarter 2016, at which time we began leasing it from an indirect wholly-owned subsidiary of DISH Network.  During each of the three months ended March 31, 2019 and 2018, we incurred $17 million of expense related to this satellite.  This amount is recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses.  In connection with the Share Exchange, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  In addition, certain agreements that we had with EchoStar have terminated, and we entered into certain new agreements with EchoStar.  We also may enter into additional agreements with EchoStar in the future.  The following is a summary of the terms of our principal agreements with EchoStar that may have an impact on our financial condition and results of operations.

“Trade accounts receivable”

As of March 31, 2019 and December 31, 2018, trade accounts receivable from EchoStar was $3 million and $4 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of March 31, 2019 and December 31, 2018, trade accounts payable to EchoStar was $12 million and $6 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended March 31, 2019 and 2018, we received $2 million and $4 million, respectively, for services provided to EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

“Satellite and transmission expenses”

During the three months ended March 31, 2019 and 2018, we incurred expenses of $71 million and $84 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar.  EchoStar is a supplier of the vast majority of our transponder capacity.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•

EchoStar XVI.  In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of:  (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year.  Prior to expiration of the initial term, we had the option to renew for an additional five-year period.  In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023.  We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023.  There can be no assurance that the option to renew this agreement will be exercised.    During 2018, we and EchoStar further amended the agreement to, among other things, allow us to place and use certain satellites at the 61.5 degree orbital location.

Nimiq 5 Agreement.  During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During 2009, EchoStar also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we currently receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  DISH Network has also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussion under “Guarantees” in Note 9.

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

“General and administrative expenses”

During each of the three months ended March 31, 2019 and 2018, we incurred $5 million for general and administrative expenses ~~for services provided to us by~~ EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Hughes Broadband Master Services Agreement.   In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into a Master Services Agreement (“MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.  For the three months ended March 31, 2019 and 2018, we purchased broadband equipment from HNS of $5 million and $10 million under the MSA, respectively.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$14,359	$16,843

	As of
	March 31,	December 31,
	2019	2018
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$15,149	$9,871
Commitments to NagraStar	$3,110	$3,888

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Sales:
Digital receivers and related components	$—	$280
Uplink services	$1,404	$1,034

	As of
	March 31,	December 31,
	2019	2018
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$1,053	$1,370

14.Subsequent Events

On May 14, 2019, we and DISH Orbital II L.L.C (“DOLLC II”), an indirect wholly-owned subsidiary of DISH Network, entered into an agreement to sell our interests in the LMDS and MVDDS licenses in exchange for the EchoStar XVIII satellite, including its related in-orbit incentive obligations of approximately $18 million (the “Satellite and Spectrum Transaction”).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As the Satellite and Spectrum Transaction is among entities under common control, we will record the EchoStar XVIII Satellite at DOLLC II’s historical cost basis of $318 million.  The difference between the historical cost basis of EchoStar XVIII and our net carrying value of the LMDS and MVDDS licenses of $26 million, will result in a $293 million capital transaction that will be recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets during the second quarter of 2019.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 under the caption “Item 1A. Risk Factors~~.”~~  Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

As the pay-TV industry is mature, our DISH TV strategy has included an emphasis on acquiring and retaining higher quality subscribers,  including subscribers in markets underserved by pay-TV services~~,~~  even if it means that we will acquire and retain fewer overall subscribers.  We evaluate the quality of subscribers based upon a number of factors, including, among others, profitability.  Our DISH TV subscriber base has been declining due to, among other things, this strategy.  There can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.

Our revenue and profit are primarily derived from Pay-TV programming services that we provide to our subscribers.  We also generate revenue from equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our Smart Home service operations; warranty services; and sales of digital receivers and related equipment to third-party pay-TV providers.  Our subscriber-related revenue has been declining due to, among other things, the continuing decline in our DISH TV subscriber base.  We expect this trend to continue.  Our most significant expenses are subscriber-related expenses, which are primarily related to programming.

Financial Highlights

2019 First Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.138 billion
•	Net income attributable to DISH DBS of $178 million
•	Loss of approximately 259,000 net Pay-TV subscribers
•	Loss of approximately 266,000 net DISH TV subscribers
•	Addition of approximately 7,000 net Sling TV subscribers
•	Pay-TV ARPU of $85.03
•	Gross new DISH TV subscriber activations of approximately 243,000
•	DISH TV churn rate of 1.74%
•	DISH TV SAC of $828

Consolidated Financial Condition as of March 31, 2019

•	Cash, cash equivalents and current marketable investment securities of $557 million
•	Total assets of $4.733 billion
•	Total long-term debt and finance lease obligations of $11.945 billion

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Our subsidiaries operate one business segment.

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, Smart Home service and call center operations, and certain other assets utilized in our operations (“DISH TV”).  The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”), Internet-based domestic, international and Latino video programming services (“Sling TV”).    As of March 31, 2019, we had 12.063 million Pay-TV subscribers in the United States, including 9.639 million DISH TV subscribers and 2.424 million Sling TV subscribers.

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

We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and phones.  We offer Sling International, Sling Latino and Sling domestic video programming services.  Our domestic Sling TV services have a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously.  We face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, Verizon, DirecTV, Sony, YouTube, Fubo, Philo and Pluto that offer online services distributing movies, television shows and other video programming as well as programmers, such as HBO, CBS, Univision, STARZ and SHOWTIME, that began selling content directly to consumers over the Internet.  Some of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do.  In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings.  Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.  This competition, among other things, has caused the rate of growth in subscribers to our Sling TV services to decrease.  In June 2018, we launched additional Sling TV services which include offering consumers a la carte channel subscriptions, access to pay-per-view events and movies, and access to free content.  There can be no assurance that these additional services will positively affect our results of operations or our net Sling TV subscribers.

As a result of the completion of the Share Exchange with EchoStar, we also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Recent Developments

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services and may exacerbate the risks described in our public filings.  In October 2016, AT&T announced its acquisition of Time Warner, which was completed in June 2018.  In December 2017, Walt Disney Company announced its acquisition of certain assets of Twenty-First Century Fox, Inc., which was completed in March 2019.  These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.  For example, in connection with AT&T’s acquisition of Time Warner, Turner sent all of its distributors written, irrevocable offers to submit disputes over the price and other terms of Turner programming to binding arbitration and to guarantee continued access to that programming while any arbitration is pending.  However, in October 2018, AT&T removed its HBO and Cinemax channels, which are not part of Turner, from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract.

Also, in April 2018, T-Mobile US, Inc. (“T‑Mobile”) announced its acquisition of Sprint Corporation (“Sprint”).  DISH Network filed a petition to deny the transaction with the FCC.  DISH Network cannot predict the practical effect on it of the impact of T-Mobile’s acquisition of Sprint (if approved), including without limitation, the impact of any conditions on DISH Network (if any conditions are imposed).  However, it is possible that the outcomes resulting from this acquisition (if approved, with or without conditions) could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

We implement new marketing promotions from time to time that are intended to increase our Pay-TV subscriber activations.  For our DISH TV services, we have launched various marketing promotions offering certain DISH TV programming packages without a price increase for a commitment period.  We also launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of nine themed add-on channel packs, which include, among others, local broadcast networks and kids and general entertainment programming.  Subscribers can also add or remove additional channel packs to best suit their entertainment needs.  During 2017, we launched “Tuned In To You”  and during 2019 we launched the “Tuned In To You 2.0” campaign which further amplifies our commitment to customer satisfaction.   While we plan to implement these and other new marketing efforts for our DISH TV services, there can be no assurance that we will ultimately be successful in increasing our gross new DISH TV subscriber activations.  Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.  For our Sling TV services, we offer a personalized TV experience with a customized channel line-up and two of the lowest priced multichannel live-linear online streaming services in the industry, our Sling Orange service and our Sling Blue service.  During 2018, we launched our “We are Slingers” campaign.  While we plan to implement this and other new marketing efforts for our Sling TV services, there can be no assurance that we will ultimately be successful in increasing our net Sling TV subscriber activations.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire.  In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  In June 2018 and November 2018, Univision Communications Inc. (“Univision”) removed certain of its channels from our DISH TV and Sling TV programming lineup.   On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain of these Univision channels to our DISH TV programming lineup.    In October 2018, AT&T removed its HBO and Cinemax channels from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract.  AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to subscribers of its streaming service AT&T’s “Watch TV.”  We experienced a higher DISH TV churn rate, higher net Pay-TV subscriber losses and lower gross new DISH TV subscriber activations during the third and fourth quarter 2018 and continuing into the first quarter 2019, when Univision and AT&T removed certain of their channels from our DISH TV and Sling TV programming lineup.  There can be no assurance that the removal of the AT&T channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

While we have made improvements in responding to and dealing with customer service issues, we continue to focus on the prevention of these issues, which is critical to our business, financial condition and results of operations.  To improve our operational performance, we continue to make investments in staffing, training, information systems, and other initiatives, primarily in our call center and Smart Home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run.  We cannot be certain, however, that our spending will ultimately be successful in improving our operational performance.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our DISH TV churn rate and how successful we are at retaining our current Pay-TV subscribers.  To the extent we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our subscriber-related margins.  To the extent our “Subscriber-related expenses” grow faster than our “Subscriber-related revenue,” the amount of cash flow that is generated per existing subscriber is reduced. Our subscriber-related margins have been reduced by, among other things, a shift to lower priced Pay-TV programming packages and higher programming costs. The third factor is the rate at which we acquire new subscribers.  The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers. Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period. Finally, our future cash flow is impacted by the rate at which we make general investments, incur litigation expense, and any cash flow from financing activities.    Declines in our Pay-TV subscriber base and subscriber-related margins continue to negatively impact our cash flow, and there can be no assurances that these declines will not continue.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty.  While modest fluctuations in the cost of capital will not likely impact our current operational plans, significant fluctuations could have a material adverse effect on our business, results of operations and financial condition.

Future Liquidity

Debt Maturity

During the year ended December 31, 2018 and the three months ended March 31, 2019, we repurchased $83 million and $22 million, respectively, of our 7 7/8% Senior Notes due 2019 in open market trades.  The remaining balance of $1.295 billion matures on September 1, 2019.  We expect to fund the remaining obligation from cash and marketable investment securities balances at that time and/or advances from our parent, DISH Network.  But, depending on market conditions, we may refinance the remaining obligation, in whole or in part.

Wireless

Since 2008, DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

DISH Network Spectrum.  DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets.  These wireless spectrum licenses are subject to certain interim and final build-out requirements~~,  as well as certain renewal requirements~~.  In March 2017, DISH Network notified the Federal Communications Commission (“FCC”) that it plans to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”), which is the first phase of its network deployment (“First Phase”).  DISH Network expects to complete the First Phase by March 2020, with subsequent phases to be completed thereafter.  As of March 31, 2019,  DISH Network had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, radio frequency (“RF”) design, and deployment services for the First Phase.   Among other things, initial RF design in connection with the First Phase is now complete, DISH Network has secured certain tower sites, and they are in the process of identifying and securing additional tower sites.  The core network has been installed and commissioned.  DISH Network installed the first base stations on sites in 2018, and it plans to continue deployment until complete.  DISH Network currently expects expenditures for its wireless projects to be between $500 million and $1.0 billion through 2020.  DISH Network expects the second phase of its network deployment (“Second Phase”) to follow once the 3GPP Release 16 is standardized and as it plans for its other spectrum holdings develop, DISH Network plans to upgrade and expand its network to full 5G to support new use cases.  DISH Network currently expects expenditures for the Second Phase to be approximately $10 billion.    DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In addition, as DISH Network considers its options for the commercialization of its wireless spectrum, it will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.

In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance, in whole or in part, DISH Network’s future efforts.  See Note 13 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our dividends to DISH Orbital Corporation (“DOC”).  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.

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

On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly.  For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10  “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

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

See Note 10 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 for further information.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” includes the cost of leasing satellite and transponder capacity from EchoStar and the cost of telemetry, tracking and control and other professional services provided to us by EchoStar.  “Satellite and transmission expenses” also includes the cost of digital broadcast operations, executory costs associated with finance leases and costs associated with transponder leases and other related services.  In addition, “Satellite and transmission expenses” includes costs associated with our Sling TV services including, among other things, streaming delivery technology and infrastructure.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense (net of capitalized interest), prepayment premiums and amortization of debt issuance costs associated with our senior debt, and interest expense associated with our finance lease obligations.

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

DISH TV subscribers.  We include customers obtained through direct sales, independent third-party retailers and other independent third-party distribution relationships in our DISH TV subscriber count.  We also provide DISH TV services to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH TV subscriber count.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2019	2018	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,097,936	$3,347,597	$(249,661)	(7.5)
Equipment sales and other revenue	40,064	35,625	4,439	12.5
Total revenue	3,138,000	3,383,222	(245,222)	(7.2)

Costs and Expenses:
Subscriber-related expenses	1,976,436	2,139,793	(163,357)	(7.6)
% of Subscriber-related revenue	63.8%	63.9%
Satellite and transmission expenses	154,897	168,785	(13,888)	(8.2)
% of Subscriber-related revenue	5.0%	5.0%
Cost of sales - equipment and other	40,341	30,309	10,032	33.1
Subscriber acquisition costs	193,899	196,011	(2,112)	(1.1)
General and administrative expenses	186,577	161,684	24,893	15.4
% of Total revenue	5.9%	4.8%
Depreciation and amortization	155,115	178,519	(23,404)	(13.1)
Total costs and expenses	2,707,265	2,875,101	(167,836)	(5.8)

Operating income (loss)	430,735	508,121	(77,386)	(15.2)

Other Income (Expense):
Interest income	2,935	2,392	543	22.7
Interest expense, net of amounts capitalized	(195,645)	(207,095)	11,450	5.5
Other, net	1,433	(34,797)	36,230	*
Total other income (expense)	(191,277)	(239,500)	48,223	20.1

Income (loss) before income taxes	239,458	268,621	(29,163)	(10.9)
Income tax (provision) benefit, net	(61,822)	(64,813)	2,991	4.6
Effective tax rate	25.8%	24.1%
Net income (loss)	177,636	203,808	(26,172)	(12.8)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(124)	(384)	260	67.7
Net income (loss) attributable to DISH DBS	$177,760	$204,192	$(26,432)	(12.9)

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.063	13.148	(1.085)	(8.3)
DISH TV subscribers, as of period end (in millions)	9.639	10.845	(1.206)	(11.1)
Sling TV subscribers, as of period end (in millions)	2.424	2.303	0.121	5.3
Pay-TV subscriber additions (losses), net (in millions)	(0.259)	(0.094)	(0.165)	*
DISH TV subscriber additions (losses), net (in millions)	(0.266)	(0.185)	(0.081)	(43.8)
Sling TV subscriber additions (losses), net (in millions)	0.007	0.091	(0.084)	(92.3)
Pay-TV ARPU	$85.03	$84.50	$0.53	0.6
DISH TV subscriber additions, gross (in millions)	0.243	0.297	(0.054)	(18.2)
DISH TV churn rate	1.74%	1.47%	0.27%	18.4
DISH TV SAC	$828	$707	$121	17.1
EBITDA	$587,407	$652,227	$(64,820)	(9.9)

*  Percentage is not meaningful.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  We lost approximately 259,000 net Pay-TV subscribers during the three months ended March 31, 2019 compared to the loss of approximately 94,000 net Pay-TV subscribers during the same period in 2018.  The increase in net Pay-TV subscriber losses during the three months ended March 31, 2019 resulted from fewer net Sling TV subscriber additions and higher net DISH TV subscriber losses.  Our net Pay-TV subscriber losses during the three months ended March 31, 2019 were negatively impacted by Univision and AT&T’s removal of certain of their channels from our DISH TV and Sling TV programming lineup.  As a result, we experienced higher net Pay-TV subscriber losses beginning in the second half of 2018 and continuing into the first quarter 2019.  On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain Univision channels to our DISH TV programming lineup.    We lost approximately 266,000 net DISH TV subscribers during the three months ended March 31, 2019 compared to the loss of approximately 185,000 net DISH TV subscribers during the same period in 2018.  This increase in net DISH TV subscriber losses resulted from lower gross new DISH TV subscriber activations.  We added approximately 7,000 net Sling TV subscribers during the three months ended March 31, 2019 compared to the addition of approximately 91,000 net Sling TV subscribers during the same period in 2018.  This decrease in net Sling TV subscriber additions is primarily related to increased competition, including competition from other OTT service providers, and the impact from Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above.

Our DISH TV churn rate for the three months ended March 31, 2019 was 1.74% compared to 1.47% for the same period in 2018.  Our DISH TV churn rate for the three months ended March 31, 2019 was negatively impacted by Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above, partially offset by the positive impact from our emphasis on acquiring and retaining higher quality subscribers.  Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the three months ended March 31, 2019, we activated approximately 243,000 gross new DISH TV subscribers compared to approximately 297,000 gross new DISH TV subscribers during the same period in 2018, a decrease of 18.2%.  This decrease in our gross new DISH TV subscriber activations was primarily impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers;  increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers; and Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.098 billion for the three months ended March 31, 2019, a decrease of $250 million or 7.5% compared to the same period in 2018.  The decrease in “Subscriber-related revenue” from the same period in 2018 was primarily related to a lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU discussed below.  We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU.  Pay-TV ARPU was $85.03 during the three months ended March 31, 2019 versus $84.50 during the same period in 2018.  The $0.53 or 0.6% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2019 and 2018 and an increase in revenue per subscriber related to our Sling TV services.  The increases were partially offset by an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base, a decrease in revenue related to premium channels and a shift in DISH TV programming package mix to lower priced programming packages.  Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.976 billion during the three months ended March 31, 2019, a decrease of $163 million or 7.6% compared to the same period in 2018.  The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber.  Programming costs per subscriber during the three months ended March 31, 2019 increased due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels.  This increase was partially offset by the reduction in programming costs per subscriber related to AT&T and Univision’s removal of certain of their channels from our programming lineup.  “Subscriber-related expenses” represented 63.8% and 63.9% of “Subscriber-related revenue” during the three months ended March 31, 2019 and 2018, respectively.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $194 million during the three months ended March 31, 2019, a decrease of $2 million or 1.1% compared to the same period in 2018.  This change was primarily attributable to fewer gross new DISH TV subscriber activations partially offset by the increase in DISH TV SAC, discussed below.

DISH TV SAC.  DISH TV SAC was $828 during the three months ended March 31, 2019 compared to $707 during the same period in 2018, an increase of $121 or 17.1%.  This change was primarily attributable to an increase in hardware costs and advertising costs per activation.  The increase in hardware costs resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts. In addition, the first quarter 2018 was positively impacted by the reactivation of certain subscribers in Puerto Rico related to Hurricane Maria.  The expenses we incurred for these reactivations were lower on a per subscriber basis than those incurred for the remaining gross new DISH TV subscriber activations during the three months ended March 31, 2018.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

During the three months ended March 31, 2019 and 2018, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $34 million and $21 million, respectively.    This increase in capital expenditures resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts.

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

Other, net.  “Other, net” income was $1 million during the three months ended March 31, 2019 compared to expense of $35 million for the same period in 2018.  This change primarily resulted from a decrease in net unrealized losses on our marketable investment securities.  See Note 4 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.    EBITDA was $587 million during the three months ended March 31, 2019, a decrease of $65 million or 9.9% compared to the same period in 2018.  The decrease in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  EBITDA for the three months ended March 31, 2018 was negatively impacted by “Other, net” expense of $35 million.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
EBITDA	$587,407	$652,227
Interest, net	(192,710)	(204,703)
Income tax (provision) benefit, net	(61,822)	(64,813)
Depreciation and amortization	(155,115)	(178,519)
Net income (loss) attributable to DISH DBS	$177,760	$204,192

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

Income tax (provision) benefit, net.  Our income tax provision was $62 million during the three months ended March 31, 2019,  a decrease of $3 million compared to the same period in 2018.  The decrease in the provision was primarily related to a decrease in the “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.

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

PART II — OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

See Note 9  “Commitments and Contingencies - Litigation” in the Notes to our Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A.    RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018 include a detailed discussion of our risk factors.

Item 6.EXHIBITS

(a)	Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended March 31, 2019, filed on May 15,  2019, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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
(Principal Financial and Accounting Officer)

Date:  May 15, 2019