Form 10-Q
period 2019-06-30
DISH DBS CORP
filed 2019-08-12
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

(303) 723-1000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ⌧	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of August 12, 2019, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

Competition and Economic Risks

●	As the pay-TV industry has matured and bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive, we face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

●	Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

●	Our competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

●	Our over-the-top (“OTT”) Sling TV Internet-based services face certain risks, including, among others, significant competition.

●	If government regulations relating to the Internet change, we may need to alter the manner in which we conduct our Sling TV business, and/or incur greater operating expenses to comply with those regulations.

●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our business.

●	We face increasing competition from other distributors of unique programming services such as foreign language, sports programming and original content that may limit our ability to maintain subscribers that desire these unique programming services.

Operational and Service Delivery Risks

●	If our operational performance and customer satisfaction were to deteriorate, our subscriber activations and our subscriber churn rate may be negatively impacted, which could in turn adversely affect our revenue.

i

●	If our subscriber activations continue to decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

●	Programming expenses are increasing and may adversely affect our future financial condition and results of operations.

●	We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to certain programming, our subscriber activations and our subscriber churn rate may be negatively impacted.

●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

●	We may be required to make substantial additional investments to maintain competitive programming offerings.

●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

●	We currently depend on EchoStar to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

●	Technology in the pay-TV industry changes rapidly, and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services and our failure to do so could cause our products and services to become obsolete and could negatively impact our business.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems and security access devices, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	We rely on a few suppliers and in some cases a single supplier for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

●	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

●	We depend on independent third parties to solicit orders for our DISH TV services that represent a meaningful percentage of our total gross new DISH TV subscriber activations.

●	We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH TV services.

●	Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

●	We generally do not carry commercial in-orbit insurance on any of the satellites that we use and could face significant impairment charges if any of our owned satellites fail.

●	We may have potential conflicts of interest with EchoStar due to our and DISH Network’s common ownership and management.

●	We rely on key personnel and the loss of their services may negatively affect our business.

Acquisition and Capital Structure Risks

●	Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets. In addition, DISH Network has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses.

●	Our parent, DISH Network, faces certain risks related to its non-controlling investments in the Northstar Entities and the SNR Entities.

●	To the extent that our parent, DISH Network, commercializes its wireless spectrum licenses, it will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.

●	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

●	We have substantial debt outstanding and may incur additional debt.

●	Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks

●	The rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $341 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.

●	Our business may be materially affected by the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). Negative or unexpected tax consequences could adversely affect our business, financial condition and results of operations.

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

●	Our ability to distribute video content via the Internet, including our Sling TV services, involves regulatory risk.

●	Changes in the Cable Act of 1992 (“Cable Act”), and/or the rules of the Federal Communications Commission (“FCC”) that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates.

●	The injunction against our retransmission of distant networks, which is currently waived, may be reinstated.

●	We are subject to significant regulatory oversight, and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

●	Our DISH TV services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

●	We are subject to digital high-definition (“HD”) “carry-one, carry-all” requirements that cause capacity constraints.

●	Our business, investor confidence in our financial results and DISH Network’s stock price may be adversely affected if our internal controls are not effective.

●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$584,066	$129,498
Marketable investment securities	249,624	149,740
Trade accounts receivable, net of allowance for doubtful accounts of $18,075 and $16,956, respectively	570,946	623,602
Inventory	331,103	290,697
Other current assets	294,557	234,054
Total current assets	2,030,296	1,427,591

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	68,539	67,597
Property and equipment, net	1,632,497	1,377,949
FCC authorizations	611,794	637,346
Other investment securities	104,787	108,308
Operating lease assets	651,971	—
Other noncurrent assets, net	190,511	286,753
Total noncurrent assets	3,260,099	2,477,953
Total assets	$5,290,395	$3,905,544

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$320,259	$217,268
Deferred revenue and other	658,482	644,920
Accrued programming	1,465,799	1,474,207
Accrued interest	223,681	222,996
Other accrued expenses	959,865	756,534
Current portion of long-term debt and finance lease obligations	2,415,786	1,338,527
Total current liabilities	6,043,872	4,654,452

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	9,544,063	10,632,960
Deferred tax liabilities	450,021	461,452
Operating lease liabilities	436,574	—
Long-term deferred revenue and other long-term liabilities	204,842	198,840
Total long-term obligations, net of current portion	10,635,500	11,293,252
Total liabilities	16,679,372	15,947,704

Commitments and Contingencies (Note 9)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,442,337	1,152,369
Accumulated other comprehensive income (loss)	(2)	(376)
Accumulated earnings (deficit)	(12,831,312)	(13,194,440)
Total DISH DBS stockholder's equity (deficit)	(11,388,977)	(12,042,447)
Noncontrolling interests	—	287
Total stockholder’s equity (deficit)	(11,388,977)	(12,042,160)
Total liabilities and stockholder’s equity (deficit)	$5,290,395	$3,905,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Subscriber-related revenue	$3,117,066	$3,352,354	$6,215,002	$6,699,951
Equipment sales and other revenue	49,533	40,953	89,597	76,578
Total revenue	3,166,599	3,393,307	6,304,599	6,776,529

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	1,974,439	2,119,812	3,950,875	4,259,605
Satellite and transmission expenses	144,983	161,207	299,880	329,992
Cost of sales - equipment and other	49,603	35,697	89,944	66,006
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	3,007	9,108	9,524	25,038
Other subscriber acquisition costs	108,289	68,734	188,764	145,806
Subscriber acquisition advertising	126,782	105,420	233,689	208,429
Total subscriber acquisition costs	238,078	183,262	431,977	379,273
General and administrative expenses	187,930	183,594	374,507	345,278
Depreciation and amortization (Note 6)	135,600	160,233	290,715	338,752
Total costs and expenses	2,730,633	2,843,805	5,437,898	5,718,906

Operating income (loss)	435,966	549,502	866,701	1,057,623

Other Income (Expense):
Interest income	5,593	2,899	8,528	5,291
Interest expense, net of amounts capitalized	(194,857)	(194,777)	(390,502)	(401,872)
Other, net	3,131	21,415	4,564	(13,382)
Total other income (expense)	(186,133)	(170,463)	(377,410)	(409,963)

Income (loss) before income taxes	249,833	379,039	489,291	647,660
Income tax (provision) benefit, net	(64,465)	(91,497)	(126,287)	(156,310)
Net income (loss)	185,368	287,542	363,004	491,350
Less: Net income (loss) attributable to noncontrolling interests, net of tax	—	1,851	(124)	1,467
Net income (loss) attributable to DISH DBS	$185,368	$285,691	$363,128	$489,883

Comprehensive Income (Loss):
Net income (loss)	$185,368	$287,542	$363,004	$491,350
Other comprehensive income (loss):
Foreign currency translation adjustments	138	(657)	185	(257)
Unrealized holding gains (losses) on available-for-sale securities	102	65	254	90
Deferred income tax (expense) benefit, net	(27)	(4)	(65)	(43)
Total other comprehensive income (loss), net of tax	213	(596)	374	(210)
Comprehensive income (loss)	185,581	286,946	363,378	491,140
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	—	1,851	(124)	1,467
Comprehensive income (loss) attributable to DISH DBS	$185,581	$285,095	$363,502	$489,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total
Balance, December 31, 2017	$—	$1,116,848	$935	$(14,168,047)	$3,601	$(13,046,663)
Non-cash, stock-based compensation	—	9,041	—	—	—	9,041
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	25	—	—	25
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(39)	—	—	(39)
Foreign currency translation	—	—	400	—	—	400
ASU 2014-09 cumulative catch-up adjustment	—	—	—	2,320	—	2,320
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(384)	(384)
Net income (loss) attributable to DISH DBS	—	—	—	204,192	—	204,192
Balance, March 31, 2018	$—	$1,125,889	$1,321	$(13,961,535)	$3,217	$(12,831,108)
Non-cash, stock-based compensation	—	9,664	—	—	—	9,664
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	65	—	—	65
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(4)	—	—	(4)
Foreign currency translation	—	—	(657)	—	—	(657)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	1,851	1,851
Net income (loss) attributable to DISH DBS	—	—	—	285,691	—	285,691
Other	—	—	—	—	(192)	(192)
Balance, June 30, 2018	$—	$1,135,553	$725	$(13,675,844)	$4,876	$(12,534,690)

Balance, December 31, 2018	$—	$1,152,369	$(376)	$(13,194,440)	$287	$(12,042,160)
Non-cash, stock-based compensation	—	11,003	—	—	—	11,003
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	152	—	—	152
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(38)	—	—	(38)
Foreign currency translation	—	—	47	—	—	47
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(124)	(124)
Net income (loss) attributable to DISH DBS	—	—	—	177,760	—	177,760
Balance, March 31, 2019	$—	$1,163,372	$(215)	$(13,016,680)	$163	$(11,853,360)
Non-cash, stock-based compensation	—	11,528	—	—	—	11,528
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	102	—	—	102
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(27)	—	—	(27)
Foreign currency translation	—	—	138	—	—	138
Satellite and Spectrum Transaction, net of deferred taxes	—	267,437	—	—	(163)	267,274
Net income (loss) attributable to DISH DBS	—	—	—	185,368	—	185,368
Balance, June 30, 2019	$—	$1,442,337	$(2)	$(12,831,312)	$—	$(11,388,977)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$363,004	$491,350
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	290,715	338,752
Realized and unrealized losses (gains) on investments	(3,160)	17,443
Non-cash, stock-based compensation	22,531	18,705
Deferred tax expense (benefit)	(39,649)	(12,703)
Other, net	(30,509)	(66,827)
Changes in current assets and current liabilities, net	161,713	(126,440)
Net cash flows from operating activities	764,645	660,280

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	(96,031)	98,085
Purchases of property and equipment	(183,776)	(157,593)
Other, net	17,432	5,543
Net cash flows from investing activities	(262,375)	(53,965)

Cash Flows From Financing Activities:
Redemption and repurchases of senior notes	(22,365)	(1,088,392)
Advances from affiliates	—	155,283
Repayment of long-term debt and finance lease obligations	(10,860)	(18,569)
Other, net	(400)	(2,760)
Net cash flows from financing activities	(33,625)	(954,438)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	468,645	(348,123)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	130,076	365,066
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$598,721	$16,943

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, Smart Home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. See Note 2 and Note 13 for further information. The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming OTT Internet-based domestic, international and Latino video programming services (“Sling TV”). As of June 30, 2019, we had 12.032 million Pay-TV subscribers in the United States, including 9.560 million DISH TV subscribers and 2.472 million Sling TV subscribers.

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

Fair Value Measurements

We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. We apply the following hierarchy in determining fair value:

●	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;
●	Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; and quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of June 30, 2019 and December 31, 2018, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 4 for the fair value of our marketable investment securities.

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

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the three months ended June 30, 2019 and 2018, we capitalized $55 million and $49 million, respectively, under these programs.  The amortization expense related to these programs was $17 million and $5 million, respectively, for the three months ended June 30, 2019 and 2018, respectively.  During the six months ended June 30, 2019 and 2018, we capitalized $92 million and $90 million, respectively, under these programs. The amortization expense related to these programs was $31 million and $8 million, respectively, for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, we had a total of $230 million and $169 million capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

We lease certain assets from EchoStar, including, among other things, satellites, office space and data centers. See Note 13 for further information on our Related Party Transactions with EchoStar. On May 19, 2019, DISH Network entered into an agreement with EchoStar (the “Master Transaction Agreement”). Upon the closing of the Master Transaction Agreement, these satellites and satellite service agreements leased from EchoStar will be transferred to DISH Network. See Note 1 “Recent Developments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 for further information on the Master Transaction Agreement.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The adoption of ASU 2016-02 impacted our June 30, 2019 Condensed Consolidated Balance Sheets, including the reclassification of our deferred rent liabilities to an operating lease asset, as follows:

Condensed Consolidated Balance Sheets	DISH DBS (as would have been reported under previous standards)	Impact of adopting ASU 2016-02	DISH DBS (as currently reported)
	(In thousands)
As of June 30, 2019
Operating lease assets	$—	$651,971	$651,971
Total assets	$4,638,424	$651,971	$5,290,395
Other accrued expenses	$742,475	$217,390	$959,865
Operating lease liabilities	$—	$436,574	$436,574
Long-term deferred revenue and other long-term liabilities	$206,835	$(1,993)	$204,842
Total liabilities	$16,027,401	$651,971	$16,679,372
Total stockholder's equity (deficit)	$(11,388,977)	$—	$(11,388,977)
Total liabilities and stockholder's equity (deficit)	$4,638,424	$651,971	$5,290,395

Research and Development

Research and development costs are expensed as incurred. Research and development costs totaled $6 million and $6 million for the three months ended June 30, 2019 and 2018, respectively. Research and development costs totaled $11 million and $12 million for the six months ended June 30, 2019 and 2018, respectively.

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

(Unaudited)

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Cash paid for interest (including capitalized interest)	$382,391	$408,284
Cash received for interest	8,528	2,411
Cash paid for income taxes	8,845	8,388
Cash paid for income taxes to DISH Network	152,526	161,128
Capitalized interest	440	542
Reclassification of a receivable from noncurrent to current	138,210	—

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

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2019	2018
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Trading/equity (Note 2)	$5	$2,370
Other	249,619	147,370
Total current marketable investment securities	249,624	149,740
Restricted marketable investment securities (1)	53,884	67,019
Total marketable investment securities	303,508	216,759

Restricted cash and cash equivalents (1)	14,655	578

Other investment securities:
Other investment securities	104,787	108,308
Total other investment securities	104,787	108,308

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$422,950	$325,645

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2019 and December 31, 2018, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2019 and December 31, 2018, we had accumulated net unrealized gains of less than $1 million and accumulated net unrealized losses of less than $1 million, respectively. These amounts, net of related tax effect, were accumulated net unrealized gains of less than $1 million and accumulated net unrealized losses of less than $1 million, respectively. All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).” The components of our available-for-sale investments are summarized in the table below.

	As of June 30, 2019				As of December 31, 2018
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$119,304	$134	$—	$134	$66,823	$40	$(19)	$21
Commercial paper	128,966	—	—	—	45,938	—	—	—
Corporate securities	53,226	40	—	40	100,662	11	(113)	(102)
Other	2,007	—	—	—	966	—	—	—
Total	$303,503	$174	$—	$174	$214,389	$51	$(132)	$(81)

As of June 30, 2019, restricted and non-restricted marketable investment securities included debt securities of $304 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$557,923	$46,720	$511,203	$—	$114,464	$12,493	$101,971	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$119,304	$119,304	$—	$—	$66,823	$66,823	$—	$—
Commercial paper	128,966	—	128,966	—	45,938	—	45,938	—
Corporate securities	53,226	—	53,226	—	100,662	—	100,662	—
Other	2,007	—	2,007	—	966	—	966	—

Equity securities	5	5	—	—	2,370	2,370	—	—
Total	$303,508	$119,309	$184,199	$—	$216,759	$69,193	$147,566	$—

During the six months ended June 30, 2019, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2019	2018	2019	2018
	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$829	$21,821	$3,599	$(14,727)
Costs related to early redemption of debt	—	(2,537)	(439)	(2,716)
Equity in earnings of affiliates	2,297	759	1,353	2,205
Other	5	1,372	51	1,856
Total	$3,131	$21,415	$4,564	$(13,382)

5.	Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2019	2018
	(In thousands)
Finished goods	$270,772	$215,150
Work-in-process and service repairs	44,960	56,871
Raw materials	15,371	18,676
Total inventory	$331,103	$290,697

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	June 30,	December 31,
	(In Years)	2019	2018
		(In thousands)
Equipment leased to customers	2-5	$1,883,332	$1,980,808
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	—
Satellites acquired under finance lease agreements (1)	10-15	223,423	499,819
Furniture, fixtures, equipment and other	2-10	1,859,899	1,820,883
Buildings and improvements	4-40	285,736	289,244
Land	-	13,186	13,186
Construction in progress	-	56,402	47,077
Total property and equipment		5,010,891	4,928,675
Accumulated depreciation		(3,378,394)	(3,550,726)
Property and equipment, net		$1,632,497	$1,377,949

(1)	The Ciel II satellite was previously classified as a finance lease, however, as a result of an amendment, which was effective during the first quarter 2019, Ciel II is now accounted for as an operating lease.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Equipment leased to customers	$86,453	$110,377	$194,589	$217,658
Satellites	12,920	15,262	23,575	30,523
Buildings, furniture, fixtures, equipment and other	36,227	34,594	72,551	90,571
Total depreciation and amortization	$135,600	$160,233	$290,715	$338,752

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Pay-TV Satellites. We currently utilize 11 satellites in geostationary orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on seven satellites that we lease from EchoStar, which are accounted for as operating leases. We also lease two satellites from third parties, Ciel II, which is now accounted for as an operating lease, and Anik F3, which is accounted for as a financing lease and is depreciated over its economic life.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of June 30, 2019, our pay-TV satellite fleet consisted of the following:

		Degree	Estimated Useful Life
	Launch	Orbital	(Years) / Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	15
EchoStar XVIII	June 2016	61.5	15

Leased from EchoStar (1):
EchoStar IX	August 2003	121	Month to month
EchoStar X (2) (4)	February 2006	110	February 2021
EchoStar XI (2) (4)	July 2008	110	September 2021
EchoStar XIV (2) (4)	March 2010	119	February 2023
EchoStar XVI (3) (4)	November 2012	61.5	January 2023
Nimiq 5 (4)	September 2009	72.7	September 2019
QuetzSat-1 (4)	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2020

(1)	See Note 13 for further information on our Related Party Transactions with EchoStar.
(2)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(3)	We have the option to renew this lease for an additional five-year period.
(4)	On May 19, 2019, DISH Network entered into the Master Transaction Agreement with EchoStar. Upon the closing of the Master Transaction Agreement, these satellites and satellite service agreements leased from EchoStar will be transferred to DISH Network. See Note 1 “Recent Developments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 for further information on the Master Transaction Agreement.

On May 14, 2019, we and DISH Orbital II L.L.C (“DOLLC II”), an indirect wholly-owned subsidiary of DISH Network, entered into an agreement to sell our interests in the LMDS and MVDDS licenses in exchange for the EchoStar XVIII satellite, including its related in-orbit incentive obligations of approximately $18 million (the “Satellite and Spectrum Transaction”).

As the Satellite and Spectrum Transaction is among entities under common control, we recorded the EchoStar XVIII Satellite at DOLLC II’s historical cost basis of $320 million.  The difference between the historical cost basis of EchoStar XVIII and our net carrying value of the LMDS and MVDDS licenses of $26 million, resulted in a $267 million capital transaction, net of tax, that was recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets during the second quarter of 2019.

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

Our Anik F3 satellite is accounted for as a financing lease.  Substantially all of our remaining leases are accounted for as operating leases, including the remainder of our satellite fleet.

The components of lease expense were as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
	(In thousands)
Operating lease cost	$81,762	$162,048

Short-term lease cost (1)	12,141	31,426

Finance lease cost:
Amortization of right-of-use assets	3,805	9,913
Interest on lease liabilities	1,099	2,280
Total finance lease cost	4,904	12,193
Total lease costs	$98,807	$205,667

(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

For the Six Months Ended
June 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$164,159
Operating cash flows from finance leases	$2,295
Financing cash flows from finance leases	$10,454

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$61,872
Finance leases	$—

Right-of-use assets and liabilities recognized at January 1, 2019 upon adoption of ASC 842	$730,180

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

As of
June 30, 2019
(In thousands)
Operating Leases:
Operating lease right-of-use assets	$651,971

Other current liabilities	$217,390
Operating lease liabilities	436,574
Total operating lease liabilities	$653,964

Finance Leases:
Property and equipment, gross	$224,454
Accumulated depreciation	(182,653)
Property and equipment, net	$41,801

Other current liabilities	$18,466
Other long-term liabilities	37,657
Total finance lease liabilities	$56,123

Weighted Average Remaining Lease Term:
Operating leases	3.6 years
Finance leases	2.8 years

Weighted Average Discount Rate:
Operating leases	9.1%
Finance leases	7.5%

Maturities of lease liabilities as of June 30, 2019 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total
	(In thousands)
2019 (remaining six months)	$144,459	$11,012	$155,471
2020	233,895	22,024	255,919
2021	193,126	22,026	215,152
2022	123,971	7,363	131,334
2023	23,929	—	23,929
Thereafter	51,054	—	51,054
Total lease payments	770,434	62,425	832,859
Less: Imputed interest	(116,470)	(6,302)	(122,772)
Total	653,964	56,123	710,087
Less: Current portion	(217,390)	(18,466)	(235,856)
Long-term portion of lease obligations	$436,574	$37,657	$474,231

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.	Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7 7/8% Senior Notes due 2019 (1)	$1,295,007	$1,306,714	$1,317,372	$1,343,298
5 1/8% Senior Notes due 2020 (2)	1,100,000	1,111,737	1,100,000	1,089,957
6 3/4% Senior Notes due 2021	2,000,000	2,098,840	2,000,000	1,974,940
5 7/8% Senior Notes due 2022	2,000,000	2,035,920	2,000,000	1,833,140
5 % Senior Notes due 2023	1,500,000	1,448,760	1,500,000	1,247,445
5 7/8% Senior Notes due 2024	2,000,000	1,896,180	2,000,000	1,611,960
7 3/4% Senior Notes due 2026	2,000,000	1,954,720	2,000,000	1,653,720
Other notes payable	28,308	28,308	10,346	10,346
Subtotal	11,923,315	$11,881,179	11,927,718	$10,764,806
Unamortized deferred financing costs and debt discounts, net	(19,589)		(23,215)
Finance lease obligations (3)	56,123		66,984
Total long-term debt and finance lease obligations (including current portion)	$11,959,849		$11,971,487

(1)	During the year ended December 31, 2018 and the six months ended June 30, 2019, we repurchased $83 million and $22 million, respectively, of our 7 7/8% Senior Notes due 2019 in open market trades. The remaining balance of $1.295 billion matures on September 1, 2019.
(2)	Our 5 1/8% Senior Notes due 2020 mature on May 1, 2020 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2019.
(3)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

9.	Commitments and Contingencies

Commitments

Wireless

Since 2008, DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Spectrum

DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, DISH Network notified the FCC that it plans to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”), which is the first phase of its network deployment (“First Phase”). DISH Network expects to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. As of June 30, 2019, DISH Network had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, radio frequency (“RF”) design, and deployment services for the First Phase. Among other things, initial RF design in connection with the First Phase is now complete, DISH Network has secured certain tower sites, and they are in the process of identifying and securing additional tower sites. The core network has been installed and commissioned. DISH Network installed the first base stations on sites in 2018, and it plans to continue deployment until complete. DISH Network currently expects expenditures for its wireless projects to be between $500 million and $1.0 billion through 2020. DISH Network expects the second phase of its network deployment (“Second Phase”) to follow once the 3GPP Release 16 is standardized and as it plans for its other spectrum holdings develop, DISH Network plans to upgrade and expand its network to full 5G to support new use cases. DISH Network currently expects expenditures for the Second Phase to be approximately $10 billion. DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as DISH Network considers its options for the commercialization of its wireless spectrum, it will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.

In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance, in whole or in part, DISH Network’s future efforts. See Note 16 in the Notes to our Annual Report on Form 10-K for the year ended December 31, 2018 for further information regarding our dividends to DISH Orbital Corporation (“DOC”). There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

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

See Note 10 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 for further information.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024. We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019. As of June 30, 2019, the remaining obligation of the DISH Network guarantee was $21 million.

As of June 30, 2019, we have not recorded a liability on the balance sheet for this guarantee.

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

On January 28, 2019, Blue Spike, along with Blue Spike International, Ltd. and Wistaria Trading Ltd., filed a new action against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the District of Delaware. The complaint alleges infringement of the 246 patent, the 295 patent, the 408 patent, the 116 patent, the 011 patent, the 602 patent and the 842 patent, all of which were asserted in the prior action. On March 29, 2019, the plaintiffs filed a First Amended Complaint, which dropped their claims arising from the 116 patent and the 011 patent.

On July 5 and July 8, 2019, respectively, DISH Network, DISH Network L.L.C. and Dish Network Service L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 295 and the 408 patents. On July 19, 2019, DISH Network, DISH Network L.L.C. and Dish Network Service L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 246 patent. On August 1, 2019, DISH Network, DISH Network L.L.C. and Dish Network Service L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 842 patent and the 602 patent.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust

On July 2, 2019, a putative class action lawsuit was filed by a purported EchoStar stockholder in the District Court of Clark County, Nevada under the caption City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust v. Ergen, et al., Case No. A-19-797799-B. The lawsuit names as defendants Mr. Ergen, the other members of the EchoStar Board, as well as EchoStar, certain of its officers, DISH Network and certain of DISH Network’s and EchoStar’s affiliates. Plaintiff alleges, among other things, breach of fiduciary duties in approving the transactions contemplated under the Master Transaction Agreement for inadequate consideration and pursuant to an unfair and conflicted process, and that EchoStar, DISH Network and certain other defendants aided and abetted such breaches. See Note 1 “Recent Developments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 for further information on the Master Transaction Agreement. Plaintiff seeks equitable relief, including the issuance of additional DISH Network Class A Common Stock, monetary relief and other costs and disbursements, including attorneys’ fees.

DISH Network intends to vigorously defend this case, but cannot predict with any degree of certainty the outcome of this suit or determine the extent of any potential liability or damages.

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

In a First Amended Complaint filed on August 6, 2018, Contemporary added our wholly-owned subsidiary DISH Network L.L.C. as a defendant. In a Second Amended Complaint filed on October 9, 2018, Contemporary named only our wholly- owned subsidiary DISH Network L.L.C. as a defendant and dropped certain indirect infringement allegations. On June 10, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 842 patent, the 903 patent, the 643 patent and the 997 patent. On July 11, 2019, the Court entered an order staying the case pending resolution of the petitions.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation. On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions. On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims. On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims. Customedia has filed notices of appeal from all of the final written decisions adverse to it, and DISH Network L.L.C. cross-appealed to the extent that its petitions were not successful. On February 6, 2019, the Court of Appeals granted DISH Network L.L.C.’s motion to dismiss its cross-appeals related to the 090 patent and, on February 26, 2019, granted DISH Network L.L.C.’s motion to dismiss its cross-appeals related to the 437 patent. The appeals are fully briefed, and the parties are awaiting a date for oral argument from the Court of Appeals.

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

During the second quarter 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We recorded $25 million of “Litigation expense” related to the FTC Action during periods prior to 2017. Our total accrual at June 30, 2019 and December 31, 2018 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets. Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017. The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We may also from time to time be subject to private civil litigation alleging telemarketing violations. For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”). Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA. On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017. On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA. On April 5, 2018, the Court entered a $61 million judgment in favor of the class. DISH Network L.L.C. appealed and on May 30, 2019, the United States Court of Appeals for the Fourth Circuit affirmed. During the second quarter 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016. Our total accrual related to the Krakauer Action at June 30, 2019 and December 31, 2018 was $61 million and was included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets. This has subsequently been paid.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent. On February 27, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 243 and 412 patents. On October 26, 2017, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent, and it invalidated all of the asserted claims of those patents. On February 7, 2018, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 404 patent, and it invalidated all of the asserted claims of that patent on the basis of our petition. On February 10, 2018, the United States Patent and Trademark Office issued a final written decision on our petition challenging the 268 patent, and it invalidated all of the asserted claims. On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. All asserted claims have now been invalidated by the United States Patent and Trademark Office. TQ Delta has filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On May 7, 2019, the United States Court of Appeals for the Federal Circuit heard oral argument on the 243 patent and the 158 patent, but has not yet ruled.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On June 25, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 005 patent. On July 19, 2019 and July 22, 2019, respectively, Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all asserted claims of the 273 patent and the 609 patent.

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

On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See Note 10 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 for further information. Thereafter, the Court maintained the stay until it was lifted on October 26, 2018. On February 11, 2019, the Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, which has been fully briefed since June 3, 2019.

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

10.	Financial Information for Subsidiary Guarantors

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

11.	Disaggregation of Revenue

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All subscriber-related revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Revenue:	2019	2018	2019	2018
	(In thousands)
United States	$3,155,828	$3,383,271	$6,282,937	$6,757,022
Canada and Mexico	10,771	10,036	21,662	19,507
Total revenue	$3,166,599	$3,393,307	$6,304,599	$6,776,529

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Category:	2019	2018	2019	2018
	(In thousands)
Pay-TV video and related revenue	$3,117,066	$3,352,354	$6,215,002	$6,699,951
Equipment sales and other revenue	49,533	40,953	89,597	76,578
Total	$3,166,599	$3,393,307	$6,304,599	$6,776,529

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.	Contract Balances

Our valuation and qualifying accounts as of June 30, 2019 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
For the six months ended June 30, 2019	$16,956	$35,359	$(34,240)	$18,075

Deferred revenue related to contracts with our customers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets. Changes in deferred revenue related to contracts with our customers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2018	$624,626
Recognition of unearned revenue	(4,128,842)
Deferral of revenue	4,137,995
Balance as of June 30, 2019	$633,779

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of our future revenue.

13.	Related Party Transactions

Related Party Transactions with DISH Network

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations. During the three months ended June 30, 2019 and 2018, the costs associated with these services was $14 million and $9 million, respectively. During the six months ended June 30, 2019 and 2018, the costs associated with these services was $26 million and $20 million, respectively.

EchoStar XVIII Satellite. The EchoStar XVIII satellite was launched on June 18, 2016 and became operational as an in-orbit spare at the 61.5 degree orbital location during the third quarter 2016, at which time we began leasing it from an indirect wholly-owned subsidiary of DISH Network. During the three months ended June 30, 2019 and 2018, we incurred $8 million and $17 million, respectively, of expense related to this satellite. During the six months ended June 30, 2019 and 2018, we incurred $25 million and $34 million, respectively, of expense related to this satellite. This amount is recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). On May 14, 2019, we and DOLLC II entered into an agreement to sell our interests in the LMDS and MVDDS licenses in exchange for the EchoStar XVIII satellite. See Note 6 for further information.

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

“Trade accounts receivable”

As of June 30, 2019 and December 31, 2018, trade accounts receivable from EchoStar was $4 million and $4 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of June 30, 2019 and December 31, 2018, trade accounts payable to EchoStar was $10 million and $6 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended June 30, 2019 and 2018, we received $1 million and $1 million, respectively, for services provided to EchoStar. During the six months ended June 30, 2019 and 2018, we received $3 million and $5 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements. DISH Network has entered into lease agreements pursuant to which DISH Network leases certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, DISH Network began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in August 2021.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	90 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2022. EchoStar has the option to renew this lease for four three-year periods.

●	Cheyenne Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for twelve one-year periods.

●	Gilbert Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 801 N. DISH Dr., Gilbert, Arizona for a period ending in March 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for twelve one-year periods.

●	American Fork Occupancy License Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we acquired the lease for certain space at 796 East Utah Valley Drive, American Fork, Utah, and we sublease certain space at this location to EchoStar for a period ending in August 2017. In June 2017, EchoStar exercised its five-year renewal option for a period ending in August 2022.

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

“Satellite and transmission expenses”

During the three months ended June 30, 2019 and 2018, we incurred expenses of $72 million and $83 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar. During the six months ended June 30, 2019 and 2018, we incurred expenses of $143 million and $167 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar. EchoStar is a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). On May 14, 2019, we and DOLLC II entered into an agreement to sell our interests in the LMDS and MVDDS licenses in exchange for the EchoStar XVIII satellite. See Note 6 for further information. The agreements pertaining to these expenses are discussed below.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellite Capacity Leased from EchoStar. We have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar. The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease. See “Pay-TV Satellites” in Note 6 for further information. The term of each lease is set forth below:

●	EchoStar VII, X, XI and XIV. On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar VII, X, XI and XIV satellites. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. The satellite capacity agreement for EchoStar VII expired on June 30, 2018. On May 19, 2019, DISH Network entered into a Master Transaction Agreement with EchoStar. Upon the closing of the Master Transaction Agreement, these satellites leased from EchoStar will be transferred to DISH Network. See Note 1 “Recent Developments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 for further information on the Master Transaction Agreement.

●	EchoStar IX. We lease certain satellite capacity from EchoStar on EchoStar IX. Subject to availability, we generally have the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis.

●	EchoStar XVI. In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date. EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service. Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year. Prior to expiration of the initial term, we had the option to renew for an additional five-year period. In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023. We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023. There can be no assurance that the option to renew this agreement will be exercised. During 2018, we and EchoStar further amended the agreement to, among other things, allow us to place and use certain satellites at the 61.5 degree orbital location. On May 19, 2019, DISH Network entered into a Master Transaction Agreement with EchoStar. Upon the closing of the Master Transaction Agreement, this satellite which we lease from EchoStar will be transferred to DISH Network. See Note 1 “Recent Developments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 for further information on the Master Transaction Agreement.

Nimiq 5 Agreement. During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”). During 2009, EchoStar also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we currently receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement. DISH Network has also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement. See discussion under “Guarantees” in Note 9. On May 19, 2019, DISH Network entered into a Master Transaction Agreement with EchoStar. Upon the closing of the Master Transaction Agreement the Telesat Transponder Agreement will be transferred to DISH Network. See Note 1 “Recent Developments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 for further information on the Master Transaction Agreement.

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

QuetzSat-1 Lease Agreement. During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite. During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we receive service from EchoStar on 24 DBS transponders. QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explored alternative uses for the QuetzSat-1 satellite. In the interim, EchoStar provided us with alternate capacity at the 77 degree orbital location. During the first quarter 2013, we and EchoStar entered into an agreement pursuant to which we sublease five DBS transponders back to EchoStar. In January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013. On May 19, 2019, DISH Network entered into a Master Transaction Agreement with EchoStar. Upon the closing of the Master Transaction Agreement, the QuetzSat-1 Transponder Agreement will be transferred to DISH Network. See Note 1 “Recent Developments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 for further information on the Master Transaction Agreement.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TT&C Agreement. Effective January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for certain satellites (the “TT&C Agreement”). In February 2018, we amended the TT&C Agreement to, among other things, extend the term for one-year with four automatic one-year renewal periods. The fees for services provided under the TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. We and EchoStar are able to terminate the TT&C Agreement for any reason upon 12 months’ notice. On May 19, 2019, DISH Network entered into a Master Transaction Agreement with EchoStar. Upon the closing of the Master Transaction Agreement, the assets and employees that provide these services we receive from EchoStar will be transferred to DISH Network. See Note 1 “Recent Developments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 for further information on the Master Transaction Agreement.

“General and administrative expenses”

During the three months ended June 30, 2019 and 2018, we incurred $6 million and $6 million for general and administrative expenses, respectively, for services provided to us by EchoStar. During the six months ended June 30, 2019 and 2018, we incurred $11 million and $11 million, respectively, for general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado was for a period ending on December 31, 2018. In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019.

●	Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado was for a period ending on December 31, 2018. In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019. On May 19, 2019, DISH Network entered into a Master Transaction Agreement with EchoStar. Upon the closing of the Master Transaction Agreement, this real estate will be transferred to DISH Network. See Note 1 “Recent Developments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 for further information on the Master Transaction Agreement.

●	Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031. In connection with the completion of the Share Exchange, EchoStar transferred ownership of a portion of this property to us, and, effective March 1, 2017, we and EchoStar amended this lease agreement to (i) terminate the lease of certain space at the portion of the property that was transferred to us and (ii) provide for the continued lease to us of certain space at the portion of the property that EchoStar retained. On May 19, 2019, DISH Network entered into a Master Transaction Agreement with EchoStar. Upon the closing of the Master Transaction Agreement, this real estate will be transferred to DISH Network. See Note 1 “Recent Developments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 for further information on the Master Transaction Agreement.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	100 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we lease certain space from EchoStar at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2020. This agreement may be terminated by either party upon 180 days’ prior notice.

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into a Master Services Agreement (“MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the three months ended June 30, 2019 and 2018, we purchased broadband equipment from HNS of $3 million and $7 million under the MSA, respectively. For the six months ended June 30, 2019 and 2018, we purchased broadband equipment from HNS of $8 million and $17 million under the MSA, respectively.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$14,355	$25,782	$28,714	$42,625

	As of
	June 30,	December 31,
	2019	2018
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$14,994	$9,871
Commitments to NagraStar	$2,902	$3,888

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Sales:
Digital receivers and related components	$—	$176	$—	$456
Uplink services	$1,412	$1,164	$2,816	$2,198

	As of
	June 30,	December 31,
	2019	2018
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$1,060	$1,370

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

14.Subsequent Events

Sprint Asset Acquisition by DISH Network

Asset Purchase Agreement

On July 26, 2019, DISH Network entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and after the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”)).

Pursuant to the APA, after the consummation of the Sprint-TMUS merger and at the closing of the transaction, NTM will sell to DISH Network and DISH Network will acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile, Virgin Mobile and Sprint-branded prepaid mobile services businesses for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the Closing Date. In connection with the APA, DISH Network also entered into various agreements with the FCC and the United States Department of Justice (the “DOJ”). See Note 14 “Subsequent Events” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 for further information on the APA.

We may make cash distributions to finance this acquisition, in whole or in part. See Note 16 in the Notes to our Annual Report on Form 10-K for the year ended December 31, 2018 for further information regarding our dividends to DOC.

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

As the pay-TV industry is mature, our DISH TV strategy has included an emphasis on acquiring and retaining higher quality subscribers, including subscribers in markets underserved by pay-TV services, even if it means that we will acquire and retain fewer overall subscribers. We evaluate the quality of subscribers based upon a number of factors, including, among others, profitability. Our DISH TV subscriber base has been declining due to, among other things, this strategy. There can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate.

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

Financial Highlights

2019 Second Quarter Consolidated Results of Operations and Key Operating Metrics

●	Revenue of $3.167 billion
●	Net income attributable to DISH DBS of $185 million
●	Loss of approximately 31,000 net Pay-TV subscribers
●	Loss of approximately 79,000 net DISH TV subscribers
●	Addition of approximately 48,000 net Sling TV subscribers
●	Pay-TV ARPU of $86.34
●	Gross new DISH TV subscriber activations of approximately 348,000
●	DISH TV churn rate of 1.48%
●	DISH TV SAC of $786

Consolidated Financial Condition as of June 30, 2019

●	Cash, cash equivalents and current marketable investment securities of $834 million
●	Total assets of $5.290 billion
●	Total long-term debt and finance lease obligations of $11.960 billion

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Our subsidiaries operate one business segment.

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, Smart Home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”), Internet-based domestic, international and Latino video programming services (“Sling TV”). As of June 30, 2019, we had 12.032 million Pay-TV subscribers in the United States, including 9.560 million DISH TV subscribers and 2.472 million Sling TV subscribers.

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

Business Developments

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

We implement new marketing promotions from time to time that are intended to increase our Pay-TV subscriber activations. For our DISH TV services, we have launched various marketing promotions offering certain DISH TV programming packages without a price increase for a commitment period. We also launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of ten themed add-on channel packs, which include, among others, local broadcast networks and kids and general entertainment programming. Subscribers can also add or remove additional channel packs to best suit their entertainment needs. During 2017, we launched “Tuned In To You” and during 2019 we launched the “Tuned In To You 2.0” campaign which further amplifies our commitment to customer satisfaction.  While we plan to implement these and other new marketing efforts for our DISH TV services, there can be no assurance that we will ultimately be successful in increasing our gross new DISH TV subscriber activations. Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. For our Sling TV services, we offer a personalized TV experience with a customized channel line-up and two of the lowest priced multichannel live-linear online streaming services in the industry, our Sling Orange service and our Sling Blue service. During 2018, we launched our “We are Slingers” campaign. While we plan to implement this and other new marketing efforts for our Sling TV services, there can be no assurance that we will ultimately be successful in increasing our net Sling TV subscriber activations.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire. In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. For example, in June 2018 and November 2018, Univision Communications Inc. (“Univision”) removed certain of its channels from our DISH TV and Sling TV programming lineup. On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain of these Univision channels to our DISH TV programming lineup. In October 2018, AT&T removed its HBO and Cinemax channels from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract. AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to its subscribers under certain offers. We experienced a higher DISH TV churn rate, higher net Pay-TV subscriber losses and lower gross new DISH TV subscriber activations during the third and fourth quarter 2018 and continuing into the first quarter 2019, when Univision and AT&T removed certain of their channels from our DISH TV and Sling TV programming lineup. During July 2019, Meredith Corporation (“Meredith”) removed certain of its channels from our DISH TV programming lineup and Fox Regional Sports Networks also removed certain of its channels from our DISH TV and Sling TV programming lineup. There can be no assurance that channel removals, such as the removal of the channels discussed above or others will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Future Liquidity

Debt Maturity

During the year ended December 31, 2018 and the six months ended June 30, 2019, we repurchased $83 million and $22 million, respectively, of our 7 7/8% Senior Notes due 2019 in open market trades. The remaining balance of $1.295 billion matures on September 1, 2019. We expect to fund the remaining obligation from cash and marketable investment securities balances at that time and/or advances from our parent, DISH Network. But, depending on market conditions, we may refinance the remaining obligation, in whole or in part.

Our 5 1/8% Senior Notes with an aggregate principal balance of $1.1 billion mature on May 1, 2020. We expect to fund this obligation from cash and marketable investment securities balances at that time.  But, depending on market conditions, we may refinance this obligation in whole or in part.

Wireless

Since 2008, DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH Network Spectrum. DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, DISH Network notified the Federal Communications Commission (“FCC”) that it plans to deploy a next-generation 5G-capable network, focused on supporting narrowband Internet of Things (“IoT”), which is the first phase of its network deployment (“First Phase”). DISH Network expects to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. As of June 30, 2019, DISH Network had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, radio frequency (“RF”) design, and deployment services for the First Phase. Among other things, initial RF design in connection with the First Phase is now complete, DISH Network has secured certain tower sites, and they are in the process of identifying and securing additional tower sites. The core network has been installed and commissioned. DISH Network installed the first base stations on sites in 2018, and it plans to continue deployment until complete. DISH Network currently expects expenditures for its wireless projects to be between $500 million and $1.0 billion through 2020. DISH Network expects the second phase of its network deployment (“Second Phase”) to follow once the 3GPP Release 16 is standardized and as it plans for its other spectrum holdings develop, DISH Network plans to upgrade and expand its network to full 5G to support new use cases. DISH Network currently expects expenditures for the Second Phase to be approximately $10 billion. DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as DISH Network considers its options for the commercialization of its wireless spectrum, it will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.

In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance, in whole or in part, DISH Network’s future efforts. See Note 16 in the Notes to our Annual Report on Form 10-K for the year ended December 31, 2018 for further information regarding our dividends to DISH Orbital Corporation (“DOC”). There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.

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

On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

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

See Note 10 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 for further information.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2019	2018	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,117,066	$3,352,354	$(235,288)	(7.0)
Equipment sales and other revenue	49,533	40,953	8,580	21.0
Total revenue	3,166,599	3,393,307	(226,708)	(6.7)

Costs and Expenses:
Subscriber-related expenses	1,974,439	2,119,812	(145,373)	(6.9)
% of Subscriber-related revenue	63.3%	63.2%
Satellite and transmission expenses	144,983	161,207	(16,224)	(10.1)
% of Subscriber-related revenue	4.7%	4.8%
Cost of sales - equipment and other	49,603	35,697	13,906	39.0
Subscriber acquisition costs	238,078	183,262	54,816	29.9
General and administrative expenses	187,930	183,594	4,336	2.4
% of Total revenue	5.9%	5.4%
Depreciation and amortization	135,600	160,233	(24,633)	(15.4)
Total costs and expenses	2,730,633	2,843,805	(113,172)	(4.0)

Operating income (loss)	435,966	549,502	(113,536)	(20.7)

Other Income (Expense):
Interest income	5,593	2,899	2,694	92.9
Interest expense, net of amounts capitalized	(194,857)	(194,777)	(80)	(0.0)
Other, net	3,131	21,415	(18,284)	(85.4)
Total other income (expense)	(186,133)	(170,463)	(15,670)	(9.2)

Income (loss) before income taxes	249,833	379,039	(129,206)	(34.1)
Income tax (provision) benefit, net	(64,465)	(91,497)	27,032	29.5
Effective tax rate	25.8%	24.1%
Net income (loss)	185,368	287,542	(102,174)	(35.5)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	—	1,851	(1,851)	*
Net income (loss) attributable to DISH DBS	$185,368	$285,691	$(100,323)	(35.1)

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.032	12.997	(0.965)	(7.4)
DISH TV subscribers, as of period end (in millions)	9.560	10.653	(1.093)	(10.3)
Sling TV subscribers, as of period end (in millions)	2.472	2.344	0.128	5.5
Pay-TV subscriber additions (losses), net (in millions)	(0.031)	(0.151)	0.120	79.5
DISH TV subscriber additions (losses), net (in millions)	(0.079)	(0.192)	0.113	58.9
Sling TV subscriber additions (losses), net (in millions)	0.048	0.041	0.007	17.1
Pay-TV ARPU	$86.34	$85.54	$0.80	0.9
DISH TV subscriber additions, gross (in millions)	0.348	0.278	0.070	25.2
DISH TV churn rate	1.48%	1.46%	0.02%	1.4
DISH TV SAC	$786	$763	$23	3.0
EBITDA	$574,697	$729,299	$(154,602)	(21.2)

* Percentage is not meaningful.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV subscribers. We lost approximately 31,000 net Pay-TV subscribers during the three months ended June 30, 2019 compared to the loss of approximately 151,000 net Pay-TV subscribers during the same period in 2018. The decrease in net Pay-TV subscriber losses during the three months ended June 30, 2019 resulted from fewer net DISH TV subscriber losses and higher net Sling TV subscriber additions. We lost approximately 79,000 net DISH TV subscribers during the three months ended June 30, 2019 compared to the loss of approximately 192,000 net DISH TV subscribers during the same period in 2018. This decrease in net DISH TV subscriber losses primarily resulted from higher gross new DISH TV subscriber activations and lower disconnects. The lower disconnects resulted from a similar DISH TV churn rate on a lower DISH TV subscriber base. We added approximately 48,000 net Sling TV subscribers during the three months ended June 30, 2019 compared to the addition of approximately 41,000 net Sling TV subscribers during the same period in 2018. This increase in net Sling TV subscriber additions was primarily related to higher Sling TV subscriber activations, partially offset by increased competition, including competition from other OTT service providers.

During the three months ended June 30, 2019, we activated approximately 348,000 gross new DISH TV subscribers compared to approximately 278,000 gross new DISH TV subscribers during the same period in 2018, an increase of 25.2%. The increase in gross new DISH TV subscribers resulted from the effectiveness of our promotions and product offers. Although our gross new DISH TV subscriber activations increased, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers.

Our DISH TV churn rate for the three months ended June 30, 2019 was 1.48% compared to 1.46% for the same period in 2018. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts. Our DISH TV churn rate has been positively impacted by our emphasis on acquiring and retaining higher quality subscribers.

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

Subscriber-related revenue. “Subscriber-related revenue” totaled $3.117 billion for the three months ended June 30, 2019, a decrease of $235 million or 7.0% compared to the same period in 2018. The decrease in “Subscriber-related revenue” compared to the same period in 2018 was primarily related to a lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU discussed below. We expect these trends in “Subscriber-related revenue” to continue.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV ARPU. Pay-TV ARPU was $86.34 during the three months ended June 30, 2019 versus $85.54 during the same period in 2018. The $0.80 or 0.9% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2019 and 2018, Sling TV programming package price increases in the third quarter 2018 and revenue from advertising services. The increases were partially offset by an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base and a decrease in revenue related to premium channels. Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.

Subscriber-related expenses. “Subscriber-related expenses” totaled $1.974 billion during the three months ended June 30, 2019, a decrease of $145 million or 6.9% compared to the same period in 2018. The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber during the three months ended June 30, 2019 increased due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. This increase was partially offset by the reduction in programming costs per subscriber related to AT&T’s removal of certain of their channels from our programming lineup. “Subscriber-related expenses” represented 63.3% and 63.2% of “Subscriber-related revenue” during the three months ended June 30, 2019 and 2018, respectively.

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

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $238 million during the three months ended June 30, 2019, an increase of $55 million or 29.9% compared to the same period in 2018. This change was primarily attributable to higher gross new DISH TV subscriber activations and the increase in DISH TV SAC, discussed below.

DISH TV SAC. DISH TV SAC was $786 during the three months ended June 30, 2019 compared to $763 during the same period in 2018, an increase of $23 or 3.0%. This change was primarily attributable to an increase in advertising costs and hardware costs. The increase in hardware costs resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts.  These increases were partially offset by increased additions of commercial subscribers during 2019 that have a significantly lower cost per activation.

During the three months ended June 30, 2019 and 2018, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $43 million and $34 million, respectively. This increase in capital expenditures resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts.

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

Depreciation and amortization. “Depreciation and amortization” expense totaled $136 million during the three months ended June 30, 2019, a $25 million or 15.4% decrease compared to the same period in 2018. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Other, net. “Other, net” income was $3 million during the three months ended June 30, 2019 compared to income of $21 million for the same period in 2018. This change primarily resulted from a decrease in net realized and unrealized gains on our marketable investment securities. See Note 4 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $575 million during the three months ended June 30, 2019, a decrease of $155 million or 21.2% compared to the same period in 2018. The decrease in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	June 30,
	2019	2018
	(In thousands)
EBITDA	$574,697	$729,299
Interest, net	(189,264)	(191,878)
Income tax (provision) benefit, net	(64,465)	(91,497)
Depreciation and amortization	(135,600)	(160,233)
Net income (loss) attributable to DISH DBS	$185,368	$285,691

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

Income tax (provision) benefit, net. Our income tax provision was $64 million during the three months ended June 30, 2019, a decrease of $27 million compared to the same period in 2018. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2019	2018	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$6,215,002	$6,699,951	$(484,949)	(7.2)
Equipment sales and other revenue	89,597	76,578	13,019	17.0
Total revenue	6,304,599	6,776,529	(471,930)	(7.0)

Costs and Expenses:
Subscriber-related expenses	3,950,875	4,259,605	(308,730)	(7.2)
% of Subscriber-related revenue	63.6%	63.6%
Satellite and transmission expenses	299,880	329,992	(30,112)	(9.1)
% of Subscriber-related revenue	4.8%	4.9%
Cost of sales - equipment and other	89,944	66,006	23,938	36.3
Subscriber acquisition costs	431,977	379,273	52,704	13.9
General and administrative expenses	374,507	345,278	29,229	8.5
% of Total revenue	5.9%	5.1%
Depreciation and amortization	290,715	338,752	(48,037)	(14.2)
Total costs and expenses	5,437,898	5,718,906	(281,008)	(4.9)

Operating income (loss)	866,701	1,057,623	(190,922)	(18.1)

Other Income (Expense):
Interest income	8,528	5,291	3,237	61.2
Interest expense, net of amounts capitalized	(390,502)	(401,872)	11,370	2.8
Other, net	4,564	(13,382)	17,946	*
Total other income (expense)	(377,410)	(409,963)	32,553	7.9

Income (loss) before income taxes	489,291	647,660	(158,369)	(24.5)
Income tax (provision) benefit, net	(126,287)	(156,310)	30,023	19.2
Effective tax rate	25.8%	24.1%
Net income (loss)	363,004	491,350	(128,346)	(26.1)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(124)	1,467	(1,591)	*
Net income (loss) attributable to DISH DBS	$363,128	$489,883	$(126,755)	(25.9)

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.032	12.997	(0.965)	(7.4)
DISH TV subscribers, as of period end (in millions)	9.560	10.653	(1.093)	(10.3)
Sling TV subscribers, as of period end (in millions)	2.472	2.344	0.128	5.5
Pay-TV subscriber additions (losses), net (in millions)	(0.290)	(0.245)	(0.045)	(18.4)
DISH TV subscriber additions (losses), net (in millions)	(0.345)	(0.377)	0.032	8.5
Sling TV subscriber additions (losses), net (in millions)	0.055	0.132	(0.077)	(58.3)
Pay-TV ARPU	$85.68	$85.01	$0.67	0.8
DISH TV subscriber additions, gross (in millions)	0.591	0.575	0.016	2.8
DISH TV churn rate	1.61%	1.46%	0.15%	10.3
DISH TV SAC	$803	$734	$69	9.4
EBITDA	$1,162,104	$1,381,526	$(219,422)	(15.9)

*Percentage is not meaningful.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV subscribers. We lost approximately 290,000 net Pay-TV subscribers during the six months ended June 30, 2019 compared to the loss of approximately 245,000 net Pay-TV subscribers during the same period in 2018. The increase in net Pay-TV subscriber losses during the six months ended June 30, 2019 resulted from fewer net Sling TV subscriber additions, partially offset by fewer net DISH TV subscriber losses. Our net Pay-TV subscriber losses during the six months ended June 30, 2019 were negatively impacted by Univision and AT&T’s removal of certain of their channels from our DISH TV and Sling TV programming lineup. As a result, we experienced higher net Pay-TV subscriber losses beginning in the second half of 2018 and continuing into the first quarter 2019. On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain Univision channels to our DISH TV programming lineup. We lost approximately 345,000 net DISH TV subscribers during the six months ended June 30, 2019 compared to the loss of approximately 377,000 net DISH TV subscribers during the same period in 2018. This decrease in net DISH TV subscriber losses primarily resulted from higher gross new DISH TV subscriber activations and lower disconnects. The lower disconnects resulted from churn on a lower DISH TV subscriber base. We added approximately 55,000 net Sling TV subscribers during the six months ended June 30, 2019 compared to the addition of approximately 132,000 net Sling TV subscribers during the same period in 2018. This decrease in net Sling TV subscriber additions was primarily related to increased competition, including competition from other OTT service providers, and the impact from Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above.

During the six months ended June 30, 2019, we activated approximately 591,000 gross new DISH TV subscribers compared to approximately 575,000 gross new DISH TV subscribers during the same period in 2018, an increase of 2.8%. The increase in gross new DISH TV subscribers resulted from the effectiveness of our promotions and product offers. Although our gross new DISH TV subscriber activations increased, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers; and Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above.

Our DISH TV churn rate for the six months ended June 30, 2019 was 1.61% compared to 1.46% for the same period in 2018. Our DISH TV churn rate for the six months ended June 30, 2019 was negatively impacted by Univision and AT&T’s removal of certain of their channels from our programming lineup, discussed above, partially offset by the positive impact from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Subscriber-related revenue. “Subscriber-related revenue” totaled $6.215 billion for the six months ended June 30, 2019, a decrease of $485 million or 7.2% compared to the same period in 2018. The decrease in “Subscriber-related revenue” compared to the same period in 2018 was primarily related to a lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU discussed below. We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU. Pay-TV ARPU was $85.68 during the six months ended June 30, 2019 versus $85.01 during the same period in 2018. The $0.67 or 0.8% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2019 and 2018, Sling TV programming package price increases in the third quarter 2018 and revenue from advertising services. The increases were partially offset by an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base and a decrease in revenue related to premium channels. Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.

Subscriber-related expenses. “Subscriber-related expenses” totaled $3.951 billion during the six months ended June 30, 2019, a decrease of $309 million or 7.2% compared to the same period in 2018. The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber during the six months ended June 30, 2019 increased due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. This increase was partially offset by the reduction in programming costs per subscriber related to AT&T and Univision’s removal of certain of their channels from our programming lineup. “Subscriber-related expenses” represented 63.6% of “Subscriber-related revenue” during both the six months ended June 30, 2019 and 2018,

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $432 million during the six months ended June 30, 2019, an increase of $53 million or 13.9% compared to the same period in 2018. This change was primarily attributable to higher gross new DISH TV subscriber activations and the increase in DISH TV SAC, discussed below.

DISH TV SAC. DISH TV SAC was $803 during the six months ended June 30, 2019 compared to $734 during the same period in 2018, an increase of $69 or 9.4%. This change was primarily attributable to an increase in hardware costs and advertising costs per activation.  The increase in hardware costs resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts.  These increases were partially offset by increased additions of commercial subscribers during 2019 that have a significantly lower cost per activation. In addition, the six months ended June 30, 2018 were positively impacted by the reactivation of certain subscribers in Puerto Rico related to Hurricane Maria. The expenses we incurred for these reactivations were lower on a per subscriber basis than those incurred for the remaining gross new DISH TV subscriber activations during the six months ended June 30, 2018.

During the six months ended June 30, 2019 and 2018, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $77 million and $55 million, respectively. This increase in capital expenditures resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts.

General and administrative expenses. “General and administrative expenses” totaled $375 million during the six months ended June 30, 2019, a $29 million or 8.5% increase compared to the same period in 2018. This increase was primarily driven by an increase in legal fees and litigation accruals.

Depreciation and amortization. “Depreciation and amortization” expense totaled $291 million during the six months ended June 30, 2019, a $48 million or 14.2% decrease compared to the same period in 2018. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Other, net. “Other, net” income was $5 million during the six months ended June 30, 2019 compared to expense of $13 million for the same period in 2018. This change primarily resulted from a decrease in net realized and unrealized losses on our marketable investment securities. See Note 4 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.162 billion during the six months ended June 30, 2019, a decrease of $219 million or 15.9% compared to the same period in 2018. The decrease in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months Ended
	June 30,
	2019	2018
	(In thousands)
EBITDA	$1,162,104	$1,381,526
Interest, net	(381,974)	(396,581)
Income tax (provision) benefit, net	(126,287)	(156,310)
Depreciation and amortization	(290,715)	(338,752)
Net income (loss) attributable to DISH DBS	$363,128	$489,883

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

Income tax (provision) benefit, net. Our income tax provision was $126 million during the six months ended June 30, 2019, a decrease of $30 million compared to the same period in 2018. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.

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

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended June 30, 2019, filed on August 12, 2019, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date: August 12, 2019