Form 10-K/A
period 2018-12-31
DISH DBS CORP
filed 2019-10-02
CIK 1042642

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

The registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Amendment No. 1 to the

Annual Report on Form 10-K with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) hereby amends the Annual Report on Form 10-K of DISH DBS Corporation (the “Company”) for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on March 7, 2019 (the “Original 10-K”). The sole purpose of this Amendment No. 1 is to provide a revised version of KPMG LLP”s (“KPMG”) opinion included in Part IV, Item 15 of the Original 10-K that includes a statement inadvertently omitted by KPMG from the previously filed version that confirms KPMG did not audit the Company’s internal control over financial reporting. In accordance with rules adopted by the SEC, the Company is not required to have an audit of its internal control over financial reporting. The changes made to KPMG’s opinion do not in any way change the conclusions expressed by KPMG in the opinion included in the Original 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes new certifications from the Company’s Principal Executive Officer and Principal Financial Officer dated as of the date of filing this Amendment No. 1.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part IV., Item 15., “Exhibits and Financial Statement Schedules,” in its entirety, the signature page, and the new certifications from the Company’s Principal Executive Officer and Principal Financial Officer.

This Amendment No. 1 speaks as of the date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as described above. This Amendment No. 1 should be read in conjunction with the Original 10-K and with the Company’s subsequent filings with the SEC.

PART II

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this report beginning on page F-1.  An index of those financial statements is included in Part IV, Item 15 below.

PART IV

Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following financial statements are presented in response to Part II, Item 8, under the heading “Financial Statements and Supplementary Data”:

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

101^

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

☐	Filed herewith.
*	Incorporated by reference.
**	Constitutes a management contract or compensatory plan or arrangement.
***	Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.
^	Previously filed with the Registrant’s Annual Report on Form 10-K filed on March 7, 2019 (File No. 333-31929).

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

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue contracts with customers in 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Date:  October 2, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Erik Carlson	President and Chief Executive Officer	October 2, 2019
W. Erik Carlson	(Principal Executive Officer)

/s/ Paul W. Orban	Executive Vice President and Chief Financial Officer	October 2, 2019
Paul W. Orban	(Principal Financial Officer)

/s/ Charles W. Ergen	Chairman	October 2, 2019
Charles W. Ergen

/s/ James DeFranco	Director	October 2, 2019
James DeFranco

/s/ Timothy A. Messner	Director	October 2, 2019
Timothy A. Messner