Form 10-Q
period 2019-09-30
DISH DBS CORP
filed 2019-11-12
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of November 12, 2019, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I — FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2019 and December 31, 2018 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit) For the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Narrative Analysis of Results of Operations	49

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	67

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	68

Item 1A.	Risk Factors	68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	68

	Signatures	69

*	This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10-Q.

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

Competition and Economic Risks

●	As the pay-TV industry has matured and bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive, we face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

●	Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

●	Our competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

●	Our over-the-top (“OTT”) Sling TV Internet-based services face certain risks, including, among others, significant competition.

●	If government regulations relating to the Internet change, we may need to alter the manner in which we conduct our Sling TV business, and/or incur greater operating expenses to comply with those regulations.

●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our business.

●	We face increasing competition from other distributors of unique programming services such as foreign language, sports programming and original content that may limit our ability to maintain subscribers that desire these unique programming services.

Operational and Service Delivery Risks

●	If our operational performance and customer satisfaction were to deteriorate, our subscriber activations and our subscriber churn rate may be negatively impacted, which could in turn adversely affect our revenue.

i

●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

●	Programming expenses are increasing and may adversely affect our future financial condition and results of operations.

●	We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to certain programming, our subscriber activations and our subscriber churn rate may be negatively impacted.

●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

●	We may be required to make substantial additional investments to maintain competitive programming offerings.

●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

●	We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

●	Technology in the pay-TV industry changes rapidly, and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services and our failure to do so could cause our products and services to become obsolete and could negatively impact our business.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems and security access devices, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	We rely on a few suppliers and in some cases a single supplier for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

●	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

●	We depend on independent third parties to solicit orders for our DISH TV services that represent a meaningful percentage of our total gross new DISH TV subscriber activations.

●	We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH TV services.

●	Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

●	We generally do not carry commercial in-orbit insurance on any of the satellites that we use and could face significant impairment charges if any of our owned satellites fail.

●	We may have potential conflicts of interest with EchoStar due to our and DISH Network’s common ownership and management.

●	We rely on key personnel and the loss of their services may negatively affect our business.

Acquisition and Capital Structure Risks

●	Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets. In addition, DISH Network has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses.

●	Our parent, DISH Network, faces certain risks related to its non-controlling investments in the Northstar Entities and the SNR Entities.

●	To the extent that our parent, DISH Network, commercializes its wireless spectrum licenses, it will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.

●	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

●	We have substantial debt outstanding and may incur additional debt.

●	Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks

●	The rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $280 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.

●	Our business may be materially affected by the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). Negative or unexpected tax consequences could adversely affect our business, financial condition and results of operations.

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

●	Our ability to distribute video content via the Internet, including our Sling TV services, involves regulatory risk.

●	Changes in the Cable Act of 1992 (“Cable Act”), and/or the rules of the Federal Communications Commission (“FCC”) that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates.

●	The injunction against our retransmission of distant networks, which is currently waived, may be reinstated.

●	We are subject to significant regulatory oversight, and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

●	Our DISH TV services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

●	We are subject to digital high-definition (“HD”) “carry-one, carry-all” requirements that cause capacity constraints.

●	Our business, investor confidence in our financial results and DISH Network’s stock price may be adversely affected if our internal controls are not effective.

●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$16,537	$129,498
Marketable investment securities	5	149,740
Trade accounts receivable, net of allowance for doubtful accounts of $23,121 and $16,956, respectively	565,013	623,602
Inventory	314,573	290,697
Other current assets	160,349	234,054
Total current assets	1,056,477	1,427,591

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	60,851	67,597
Property and equipment, net	1,790,686	1,377,949
FCC authorizations	611,794	637,346
Other investment securities	105,452	108,308
Operating lease assets	594,729	—
Other noncurrent assets, net	220,174	286,753
Total noncurrent assets	3,383,686	2,477,953
Total assets	$4,440,163	$3,905,544

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$273,717	$217,268
Advances from affiliates	332,263	—
Deferred revenue and other	682,329	644,920
Accrued programming	1,412,196	1,474,207
Accrued interest	179,772	222,996
Other accrued expenses	886,131	756,534
Current portion of long-term debt and finance lease obligations	1,149,829	1,338,527
Total current liabilities	4,916,237	4,654,452

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	9,683,430	10,632,960
Deferred tax liabilities	449,483	461,452
Operating lease liabilities	394,973	—
Long-term deferred revenue and other long-term liabilities	195,545	198,840
Total long-term obligations, net of current portion	10,723,431	11,293,252
Total liabilities	15,639,668	15,947,704

Commitments and Contingencies (Note 9)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,427,317	1,152,369
Accumulated other comprehensive income (loss)	(368)	(376)
Accumulated earnings (deficit)	(12,626,454)	(13,194,440)
Total DISH DBS stockholder's equity (deficit)	(11,199,505)	(12,042,447)
Noncontrolling interests	—	287
Total stockholder’s equity (deficit)	(11,199,505)	(12,042,160)
Total liabilities and stockholder’s equity (deficit)	$4,440,163	$3,905,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Subscriber-related revenue	$3,070,913	$3,288,754	$9,285,915	$9,988,705
Equipment sales and other revenue	51,369	45,690	140,966	122,268
Total revenue	3,122,282	3,334,444	9,426,881	10,110,973

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	1,910,839	2,088,244	5,861,714	6,347,849
Satellite and transmission expenses	131,384	152,017	431,264	482,009
Cost of sales - equipment and other	43,358	40,267	133,302	106,273
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	7,692	7,914	17,216	32,952
Other subscriber acquisition costs	136,950	73,614	325,714	219,420
Subscriber acquisition advertising	141,159	105,350	374,848	313,779
Total subscriber acquisition costs	285,801	186,878	717,778	566,151
General and administrative expenses	167,321	161,577	541,828	506,855
Depreciation and amortization (Note 6)	145,081	163,022	435,796	501,774
Total costs and expenses	2,683,784	2,792,005	8,121,682	8,510,911

Operating income (loss)	438,498	542,439	1,305,199	1,600,062

Other Income (Expense):
Interest income	21,453	1,023	29,981	6,314
Interest expense, net of amounts capitalized	(187,784)	(196,039)	(578,286)	(597,911)
Other, net	1,508	25,470	6,072	12,088
Total other income (expense)	(164,823)	(169,546)	(542,233)	(579,509)

Income (loss) before income taxes	273,675	372,893	762,966	1,020,553
Income tax (provision) benefit, net	(68,817)	(90,689)	(195,104)	(246,999)
Net income (loss)	204,858	282,204	567,862	773,554
Less: Net income (loss) attributable to noncontrolling interests, net of tax	—	932	(124)	2,399
Net income (loss) attributable to DISH DBS	$204,858	$281,272	$567,986	$771,155

Comprehensive Income (Loss):
Net income (loss)	$204,858	$282,204	$567,862	$773,554
Other comprehensive income (loss):
Foreign currency translation adjustments	(237)	(1,372)	(52)	(1,629)
Unrealized holding gains (losses) on available-for-sale securities	(173)	18	81	108
Deferred income tax (expense) benefit, net	44	(4)	(21)	(47)
Total other comprehensive income (loss), net of tax	(366)	(1,358)	8	(1,568)
Comprehensive income (loss)	204,492	280,846	567,870	771,986
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	—	932	(124)	2,399
Comprehensive income (loss) attributable to DISH DBS	$204,492	$279,914	$567,994	$769,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total
Balance, December 31, 2017	$—	$1,116,848	$935	$(14,168,047)	$3,601	$(13,046,663)
Non-cash, stock-based compensation	—	9,041	—	—	—	9,041
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	25	—	—	25
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(39)	—	—	(39)
Foreign currency translation	—	—	400	—	—	400
ASU 2014-09 cumulative catch-up adjustment	—	—	—	2,320	—	2,320
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(384)	(384)
Net income (loss) attributable to DISH DBS	—	—	—	204,192	—	204,192
Balance, March 31, 2018	$—	$1,125,889	$1,321	$(13,961,535)	$3,217	$(12,831,108)
Non-cash, stock-based compensation	—	9,664	—	—	—	9,664
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	65	—	—	65
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(4)	—	—	(4)
Foreign currency translation	—	—	(657)	—	—	(657)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	1,851	1,851
Net income (loss) attributable to DISH DBS	—	—	—	285,691	—	285,691
Other	—	—	—	—	(192)	(192)
Balance, June 30, 2018	$—	$1,135,553	$725	$(13,675,844)	$4,876	$(12,534,690)
Non-cash, stock-based compensation	—	6,043	—	—	—	6,043
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	18	—	—	18
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(4)	—	—	(4)
Foreign currency translation	—	—	(1,372)	—	—	(1,372)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	932	932
Net income (loss) attributable to DISH DBS	—	—	—	281,272	—	281,272
Other	—	—	—	—	(5,521)	(5,521)
Balance, September 30, 2018	$—	$1,141,596	$(633)	$(13,394,572)	$287	$(12,253,322)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S EQUITY (DEFICIT) - Continued

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total
Balance, December 31, 2018	$—	$1,152,369	$(376)	$(13,194,440)	$287	$(12,042,160)
Non-cash, stock-based compensation	—	11,003	—	—	—	11,003
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	152	—	—	152
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(38)	—	—	(38)
Foreign currency translation	—	—	47	—	—	47
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(124)	(124)
Net income (loss) attributable to DISH DBS	—	—	—	177,760	—	177,760
Balance, March 31, 2019	$—	$1,163,372	$(215)	$(13,016,680)	$163	$(11,853,360)
Non-cash, stock-based compensation	—	11,528	—	—	—	11,528
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	102	—	—	102
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(27)	—	—	(27)
Foreign currency translation	—	—	138	—	—	138
Satellite and Spectrum Transaction, net of deferred taxes of $29,075	—	267,437	—	—	(163)	267,274
Net income (loss) attributable to DISH DBS	—	—	—	185,368	—	185,368
Balance, June 30, 2019	$—	$1,442,337	$(2)	$(12,831,312)	$—	$(11,388,977)
Non-cash, stock-based compensation	—	(14,214)	—	—	—	(14,214)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(173)	—	—	(173)
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	44	—	—	44
Foreign currency translation	—	—	(237)	—	—	(237)
Other	—	(806)	—	—		(806)
Net income (loss) attributable to DISH DBS	—	—	—	204,858	—	204,858
Balance, September 30, 2019	$—	$1,427,317	$(368)	$(12,626,454)	$—	$(11,199,505)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$567,862	$773,554
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	435,796	501,774
Realized and unrealized losses (gains) on investments	(3,117)	(13,134)
Non-cash, stock-based compensation	8,317	24,748
Deferred tax expense (benefit)	(41,065)	(15,762)
Other, net	69,851	(76,333)
Changes in current assets and current liabilities, net	(8,476)	(200,281)
Net cash flows from operating activities	1,029,168	994,566

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	153,416	126,084
Purchases of property and equipment	(298,595)	(254,461)
Other, net	71,572	15,998
Net cash flows from investing activities	(73,607)	(112,379)

Cash Flows From Financing Activities:
Redemption and repurchases of senior notes	(1,317,372)	(1,088,392)
Advances from affiliates	332,263	—
Repayment of long-term debt and finance lease obligations	(23,086)	(29,275)
Other, net	(444)	(2,760)
Net cash flows from financing activities	(1,008,639)	(1,120,427)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(53,078)	(238,240)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	130,076	365,066
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$76,998	$126,826

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, Smart Home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming OTT Internet-based domestic, international and Latino video programming services (“Sling TV”). As of September 30, 2019, we had 12.180 million Pay-TV subscribers in the United States, including 9.494 million DISH TV subscribers and 2.686 million Sling TV subscribers.

Recent Developments

Master Transaction Agreement

On May 19, 2019, DISH Network entered into a Master Transaction Agreement with EchoStar (the “Master Transaction Agreement”) and effective September 10, 2019, certain satellites and real estate assets leased from EchoStar were transferred to DISH Network. As a result of the Master Transaction Agreement, DISH Network is now a supplier of the vast majority of our transponder capacity. See Note 1 “Recent Developments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 for further information on the Master Transaction Agreement.

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

As of September 30, 2019 and December 31, 2018, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 4 for the fair value of our marketable investment securities.

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

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the three months ended September 30, 2019 and 2018, we capitalized $67 million and $51 million, respectively, under these programs.  The amortization expense related to these programs was $21 million and $9 million, respectively, for the three months ended September 30, 2019 and 2018, respectively.  During the nine months ended September 30, 2019 and 2018, we capitalized $159 million and $141 million, respectively, under these programs. The amortization expense related to these programs was $52 million and $17 million, respectively, for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, we had a total of $276 million and $169 million capitalized on our Condensed Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Leases

We enter into operating and finance leases for, among other things, satellites, office space, data centers, warehouses and distribution centers, vehicles used for installation and Smart Home Services, and other equipment. Our leases have remaining lease terms from one to twelve years, some of which include renewal options, and some of which include options to terminate the leases within one year.

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

Historically, we have leased certain assets from EchoStar, including, among other things, satellites, office space and data centers. See Note 13 for further information on our Related Party Transactions with EchoStar. On May 19, 2019, DISH Network entered into the Master Transaction Agreement with EchoStar and effective September 10, 2019, certain satellites and real estate assets leased from EchoStar were transferred to DISH Network. See Note 1 “Recent Developments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 for further information on the Master Transaction Agreement.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The adoption of ASU 2016-02 impacted our September 30, 2019 Condensed Consolidated Balance Sheets, including the reclassification of our deferred rent liabilities to an operating lease asset, as follows:

Condensed Consolidated Balance Sheets	DISH DBS (as would have been reported under previous standards)	Impact of adopting ASU 2016-02	DISH DBS (as currently reported)
	(In thousands)
As of September 30, 2019
Operating lease assets	$—	$594,729	$594,729
Total assets	$3,845,434	$594,729	$4,440,163
Other accrued expenses	$685,599	$200,532	$886,131
Operating lease liabilities	$—	$394,973	$394,973
Long-term deferred revenue and other long-term liabilities	$196,321	$(776)	$195,545
Total liabilities	$15,044,939	$594,729	$15,639,668
Total stockholder's equity (deficit)	$(11,199,505)	$—	$(11,199,505)
Total liabilities and stockholder's equity (deficit)	$3,845,434	$594,729	$4,440,163

Research and Development

Research and development costs are expensed as incurred. Research and development costs totaled $4 million and $6 million for the three months ended September 30, 2019 and 2018, respectively. Research and development costs totaled $15 million and $18 million for the nine months ended September 30, 2019 and 2018, respectively.

2017 LTIP

On December 2, 2016, DISH Network adopted a long-term, performance-based stock incentive plan (the “2017 LTIP”). The 2017 LTIP provides stock options that vest based on company-specific subscriber and financial performance conditions. Awards were initially granted under the 2017 LTIP as of January 1, 2017. As of December 31, 2018, DISH Network determined that 75% of the 2017 LTIP performance conditions were probable of achievement. During the three months ended September 30, 2019, DISH Network management determined the 2017 LTIP performance conditions were not probable of achievement and as a result, we reversed $13 million of non-cash, stock-based compensation expense, which we had previously accrued.

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

	For the Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Cash paid for interest (including capitalized interest)	$609,850	$637,323
Cash received for interest	29,981	3,434
Cash paid for income taxes	16,510	16,646
Cash paid for income taxes to DISH Network	218,210	242,087
Capitalized interest	440	806

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

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30,	December 31,
	2019	2018
	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Trading/equity (Note 2)	$5	$2,370
Other	—	147,370
Total current marketable investment securities	5	149,740
Restricted marketable investment securities (1)	390	67,019
Total marketable investment securities	395	216,759

Restricted cash and cash equivalents (1)	60,461	578

Other investment securities:
Other investment securities	105,452	108,308
Total other investment securities	105,452	108,308

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$166,308	$325,645

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Current Marketable Investment Securities – Other

Our current other marketable investment securities portfolio can include investments in various debt instruments including, among others, commercial paper, corporate securities and United States treasury and/or agency securities.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2019 and December 31, 2018, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2019 and December 31, 2018, we had accumulated net unrealized gains of zero and accumulated net unrealized losses of less than $1 million, respectively. These amounts, net of related tax effect, were accumulated net unrealized gains of zero and accumulated net unrealized losses of less than $1 million, respectively. All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).” The components of our available-for-sale investments are summarized in the table below.

	As of September 30, 2019				As of December 31, 2018
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$388	$—	$—	$—	$66,823	$40	$(19)	$21
Commercial paper		—	—	—	45,938	—	—	—
Corporate securities			—	—	100,662	11	(113)	(102)
Other	2	—	—	—	966	—	—	—
Total	$390	$—	$—	$—	$214,389	$51	$(132)	$(81)

As of September 30, 2019, restricted and non-restricted marketable investment securities included debt securities of less than $1 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$—	$—	$—	$—	$114,464	$12,493	$101,971	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$388	$388	$—	$—	$66,823	$66,823	$—	$—
Commercial paper	—	—	—	—	45,938	—	45,938	—
Corporate securities	—	—	—	—	100,662	—	100,662	—
Other	2	—	2	—	966	—	966	—

Equity securities	5	5	—	—	2,370	2,370	—	—
Total	$395	$393	$2	$—	$216,759	$69,193	$147,566	$—

During the nine months ended September 30, 2019, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2019	2018	2019	2018
	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$1	$23,573	$3,600	$8,846
Costs related to early redemption of debt	(44)	—	(483)	(2,716)
Gain (loss) on sale of subsidiary	—	7,004	—	7,004
Equity in earnings of affiliates	743	(5,369)	2,096	(3,164)
Other	808	262	859	2,118
Total	$1,508	$25,470	$6,072	$12,088

5.	Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2019	2018
	(In thousands)
Finished goods	$259,302	$215,150
Work-in-process and service repairs	41,834	56,871
Raw materials	13,437	18,676
Total inventory	$314,573	$290,697

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	September 30,	December 31,
	(In Years)	2019	2018
		(In thousands)
Equipment leased to customers	2-5	$1,869,496	$1,980,808
EchoStar XV	15	277,658	277,658
EchoStar XVIII (1)	15	411,255	—
Satellites acquired under finance lease agreements (2)(3)	15	398,107	499,819
Furniture, fixtures, equipment and other	2-20	1,880,928	1,820,883
Buildings and improvements	5-40	287,992	289,244
Land	-	13,186	13,186
Construction in progress	-	59,348	47,077
Total property and equipment		5,197,970	4,928,675
Accumulated depreciation		(3,407,284)	(3,550,726)
Property and equipment, net		$1,790,686	$1,377,949

(1)	On May 14, 2019, we and DISH Orbital II L.L.C (“DOLLC II”), an indirect wholly-owned subsidiary of DISH Network, entered into an agreement to sell our interests in the LMDS and MVDDS licenses in exchange for the EchoStar XVIII satellite, including its related in-orbit incentive obligations of approximately $18 million (the “Satellite and Spectrum Transaction”).
(2)	The Ciel II satellite was previously classified as a finance lease, with a cost basis of $277 million, however, as a result of an amendment, which was effective during the first quarter 2019, Ciel II is now accounted for as an operating lease.
(3)	The Nimiq 5 satellite, for which we have the option to renew on a year-to-year basis through September 2024 (when DISH Network’s lease term expires) was previously classified as an operating lease. As a result of the Master Transaction Agreement and expiration of the initial lease term, we now include our options to renew the lease through September 2024 in the lease term as we are reasonably certain to exercise those options. Accordingly, Nimiq 5 is now accounted for as a finance lease, with a cost basis of $175 million.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Equipment leased to customers	$92,193	$113,193	$286,782	$330,851
Satellites	18,070	15,261	41,645	45,784
Buildings, furniture, fixtures, equipment and other	34,818	34,568	107,369	125,139
Total depreciation and amortization	$145,081	$163,022	$435,796	$501,774

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pay-TV Satellites. We currently utilize 11 satellites in geostationary orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on six satellites that we lease from DISH Network, one satellite that we lease from EchoStar, and two satellites that we lease from third parties. All leased satellites are accounted for as operating leases except Nimiq 5 and Anik F3, which are accounted for as financing leases and are depreciated over their economic life.

As of September 30, 2019, our pay-TV satellite fleet consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A

Leased from EchoStar (1):
EchoStar IX	August 2003	121	Month to month

Leased from DISH Network (2):
EchoStar X (3)	February 2006	110	February 2021
EchoStar XI (3)	July 2008	110	September 2021
EchoStar XIV (3)	March 2010	119	February 2023
EchoStar XVI (3)	November 2012	61.5	January 2023
Nimiq 5 (3)(4)	September 2009	72.7	September 2020
QuetzSat-1 (3)	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2020

(1)	See Note 13 for further information on our Related Party Transactions with EchoStar.
(2)	See Note 13 for further information on our Related Party Transactions with DISH Network.
(3)	On May 19, 2019, DISH Network entered into the Master Transaction Agreement with EchoStar. Upon the closing of the Master Transaction Agreement on September 10, 2019, these satellites and satellite service agreements leased from EchoStar were transferred to DISH Network. See Note 1 “Recent Developments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 for further information on the Master Transaction Agreement.
(4)	The Nimiq 5 satellite, for which we have the option to renew on a year-to-year basis through September 2024 (when DISH Network’s lease term expires) was previously classified as an operating lease. As a result of the Master Transaction Agreement and expiration of the initial lease term, we now include our options to renew the lease through September 2024 in the lease term as we are reasonably certain to exercise those options. Accordingly, Nimiq 5 is now accounted for as a finance lease

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On May 14, 2019, we and DOLLC II entered into the Satellite and Spectrum Transaction, discussed above. As the Satellite and Spectrum Transaction is among entities under common control, we recorded the EchoStar XVIII Satellite at DOLLC II’s net historical cost basis of $320 million.  The difference between the net historical cost basis of EchoStar XVIII and our net carrying value of the LMDS and MVDDS licenses of $26 million, resulted in a $267 million capital transaction, net of tax, that was recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets during the second quarter of 2019.

7.	Leases

We enter into operating and finance leases for, among other things, satellites, office space, data centers, warehouses and distribution centers, vehicles used for installation and Smart Home Services and other equipment. Our leases have remaining lease terms from one to twelve years, some of which include renewal options, and some of which include options to terminate the leases within one year.

Our Anik F3 and Nimiq 5 satellites are accounted for as financing leases.  Substantially all of our remaining leases are accounted for as operating leases, including the remainder of our satellite fleet.

The components of lease expense were as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2019
	(In thousands)
Operating lease cost	$72,739	$234,787

Short-term lease cost (1)	3,010	34,436

Finance lease cost:
Amortization of right-of-use assets	6,773	16,686
Interest on lease liabilities	2,495	4,775
Total finance lease cost	9,268	21,461
Total lease costs	$85,017	$290,684

(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

For the Nine Months Ended
September 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$237,881
Operating cash flows from finance leases	$4,775
Financing cash flows from finance leases	$20,469

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$72,947
Finance leases	$175,311

Right-of-use assets and liabilities recognized at January 1, 2019 upon adoption of ASC 842	$730,180

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

As of
September 30, 2019
(In thousands)
Operating Leases:
Operating lease right-of-use assets	$594,729

Other current liabilities	$200,532
Operating lease liabilities	394,973
Total operating lease liabilities	$595,505

Finance Leases:
Property and equipment, gross	$399,764
Accumulated depreciation	(189,425)
Property and equipment, net	$210,339

Other current liabilities	$47,399
Other long-term liabilities	176,407
Total finance lease liabilities	$223,806

Weighted Average Remaining Lease Term:
Operating leases	3.5 years
Finance leases	4.4 years

Weighted Average Discount Rate:
Operating leases	9.2%
Finance leases	9.5%

Maturities of lease liabilities as of September 30, 2019 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total
	(In thousands)
2019 (remaining three months)	$62,542	$16,231	$78,773
2020	237,282	66,207	303,489
2021	196,847	66,247	263,094
2022	125,791	50,226	176,017
2023	24,387	42,862	67,249
Thereafter	51,402	32,145	83,547
Total lease payments	698,251	273,918	972,169
Less: Imputed interest	(102,746)	(50,112)	(152,858)
Total	595,505	223,806	819,311
Less: Current portion	(200,532)	(47,399)	(247,931)
Long-term portion of lease obligations	$394,973	$176,407	$571,380

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.	Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7 7/8% Senior Notes due 2019 (1)	$—	$—	$1,317,372	$1,343,298
5 1/8% Senior Notes due 2020 (2)	1,100,000	1,114,740	1,100,000	1,089,957
6 3/4% Senior Notes due 2021	2,000,000	2,110,000	2,000,000	1,974,940
5 7/8% Senior Notes due 2022	2,000,000	2,083,760	2,000,000	1,833,140
5 % Senior Notes due 2023	1,500,000	1,516,920	1,500,000	1,247,445
5 7/8% Senior Notes due 2024	2,000,000	1,986,120	2,000,000	1,611,960
7 3/4% Senior Notes due 2026	2,000,000	2,039,420	2,000,000	1,653,720
Other notes payable	27,076	27,076	10,346	10,346
Subtotal	10,627,076	$10,878,036	11,927,718	$10,764,806
Unamortized deferred financing costs and debt discounts, net	(17,623)		(23,215)
Finance lease obligations (3)	223,806		66,984
Total long-term debt and finance lease obligations (including current portion)	$10,833,259		$11,971,487

(1)	On September 3, 2019, we redeemed the principal balance of our 7 7/8% Senior Notes due 2019.
(2)	Our 5 1/8% Senior Notes due 2020 mature on May 1, 2020 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2019.
(3)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

9.	Commitments and Contingencies

Commitments

Sprint Asset Acquisition by DISH Network

Asset Purchase Agreement

On July 26, 2019, DISH Network entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and after the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”)). Pursuant to the APA, after the consummation of the Sprint-TMUS merger and at the closing of the transaction, NTM will sell to DISH Network and DISH Network will acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile, Virgin Mobile and Sprint-branded prepaid mobile services businesses for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the Closing Date. In connection with the APA, DISH Network also entered into various agreements with the FCC and the United States Department of Justice (the “DOJ”). See Note 1 “Recent Developments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 for further information on the APA.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Wireless

Since 2008, DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH Network Spectrum

DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, DISH Network notified the FCC that it planned to deploy a narrowband Internet of Things (“IoT”) network on certain of these wireless licenses, which was to be the first phase of its network deployment (“First Phase”). DISH Network expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. As of September 30, 2019, DISH Network had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, radio frequency (“RF”) design, and deployment services for the First Phase. Among other things, initial RF design in connection with the First Phase was complete, DISH Network had secured certain tower sites, and they were in the process of identifying and securing additional tower sites. The core network had been installed and commissioned. DISH Network had also installed the first base stations on sites in 2018 and were in the process of deploying the remaining base stations. Beginning on November 5th, 2019, and while the approval of the Sprint-TMUS merger is pending, DISH Network’s March 2020 build-out deadlines are currently tolled and, therefore, DISH Network has paused work on its narrowband IoT deployment. DISH Network has issued requests for information and proposals (“RFI/Ps”) to various vendors in the wireless industry as it moves forward with its 5G network deployment. DISH Network currently expects expenditures for its wireless projects to be between $500 million and $1.0 billion through 2020. DISH Network currently expects expenditures for its 5G network deployment to be approximately $10 billion. DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

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

See Note 10 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 for further information.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On February 28, 2017, DISH Network and EchoStar and certain of their respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”), pursuant to which certain assets that were transferred to EchoStar in the Spin-off were transferred back to us. On May 19, 2019, DISH Network entered into the Master Transaction Agreement with EchoStar and effective September 10, 2019, certain satellites and real estate assets leased from EchoStar were transferred to DISH Network. Pursuant to the Master Transaction Agreement, among other things, EchoStar transferred to DISH Network certain assets and liabilities of its EchoStar Satellite Services segment. The Share Exchange Agreement and the Master Transaction Agreement contain additional indemnification provisions between us and EchoStar for certain liabilities and legal proceedings.

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

City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust

On July 2, 2019, a putative class action lawsuit was filed by a purported EchoStar stockholder in the District Court of Clark County, Nevada under the caption City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust v. Ergen, et al., Case No. A-19-797799-B. The lawsuit named as defendants Mr. Ergen, the other members of the EchoStar Board, as well as EchoStar, certain of its officers, DISH Network and certain of DISH Network’s and EchoStar’s affiliates. Plaintiff alleges, among other things, breach of fiduciary duties in approving the transactions contemplated under the Master Transaction Agreement for inadequate consideration and pursuant to an unfair and conflicted process, and that EchoStar, DISH Network and certain other defendants aided and abetted such breaches. In the operative First Amended Complaint, filed on October 11, 2019, the plaintiff dropped as defendants the EchoStar board members other than Mr. Ergen. See Note 1 “Recent Developments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 for further information on the Master Transaction Agreement. Plaintiff seeks equitable relief, including the issuance of additional DISH Network Class A Common Stock, monetary relief and other costs and disbursements, including attorneys’ fees.

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

In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. On October 31, 2016, the stay was lifted. The trial has been set for October 26, 2020.

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

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation. On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions. On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims. On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims. Customedia has filed notices of appeal from all of the final written decisions adverse to it, and DISH Network L.L.C. cross-appealed to the extent that its petitions were not successful. On February 6, 2019, the Court of Appeals granted DISH Network L.L.C.’s motion to dismiss its cross-appeals related to the 090 patent and, on February 26, 2019, granted DISH Network L.L.C.’s motion to dismiss its cross-appeals related to the 437 patent. On November 8, 2019, the Court of Appeals for the Federal Circuit summarily affirmed the invalidity of the 437 patent, and has scheduled oral arguments on the other patents on December 3, 2019.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Mobile Networking Solutions

On August 12, 2019, Mobile Networking Solutions, LLC filed a complaint against our wholly owned subsidiary Sling Media L.L.C. for infringement of two patents: U.S. Patent No. 7,543,177 (the “177 patent”) and U.S. Patent No. 7,958,388 (the “388 patent”), each entitled “Methods and Systems for a Storage System.” Mobile Networking Solutions alleges infringement in connection with Sling Media L.L.C.’s use of a Hadoop Distributed File System for storage and processing of large data files.

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

Multimedia Content Management LLC

On July 25, 2018, Multimedia Content Management LLC (“Multimedia”) filed a complaint against DISH Network in the United States District Court for the Western District of Texas. Multimedia alleges that DISH Network infringes United States Patent No. 8,799,468 (the “468 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” and United States Patent No. 9,465,925 (the “925 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” in connection with impulse pay per view content offerings on certain set-top boxes. Multimedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. On April 23, 2019, we filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents. Trial has been scheduled for November 9, 2020.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

During the second quarter 2017, we recorded $255 million of “Litigation expense” related to the FTC Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We recorded $25 million of “Litigation expense” related to the FTC Action during periods prior to 2017. Our total accrual at September 30, 2019 and December 31, 2018 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets. Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017. The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations. For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”). Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA. On March 7, 2017, DISH Network L.L.C. filed motions with the Court for judgment as a matter of law and, in the alternative, for a new trial, which the Court denied on May 16, 2017. On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA. On April 5, 2018, the Court entered a $61 million judgment in favor of the class. DISH Network L.L.C. appealed and on May 30, 2019, the United States Court of Appeals for the Fourth Circuit affirmed. On October 15, 2019, DISH Network L.L.C. filed a petition for writ of certiorari, requesting that the United States Supreme Court agree to hear a further appeal. During the second quarter 2017, we recorded $41 million of “Litigation expense” related to the Krakauer Action on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We recorded $20 million of “Litigation expense” related to the Krakauer Action during the fourth quarter 2016. Our total accrual related to the Krakauer Action at December 31, 2018 was $61 million and was included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets. During the three months ended September 30, 2019, the judgment was paid to the court.

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

Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint. DISH Network’s Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action. On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation. The Special Litigation Committee’s report was filed on November 27, 2018, and recommended that the Company not pursue the claims asserted by the derivative plaintiffs. On December 20, 2018, the Special Litigation Committee filed a motion for summary judgment seeking deferral to its determination that the claims should be dismissed, which the Court has set for hearing on March 2, 2020.

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

Turner Network Sales

On October 6, 2017, Turner Network Sales, Inc. (“Turner”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York. The operative First Amended Complaint alleges that DISH Network L.L.C. improperly calculated and withheld licensing fees owing to Turner in connection with its carriage of CNN and other networks. Turner claims damages of $183 million. On December 14, 2017, DISH Network L.L.C. filed its operative first amended counterclaims against Turner. In the counterclaims, DISH Network L.L.C. seeks a declaratory judgment that it properly calculated the licensing fees owed to Turner for carriage of CNN, and also alleges claims for unrelated breaches of the parties’ affiliation agreement. On September 27, 2019, the Court granted, in part, Turner’s motion for summary judgment, holding, in part, that DISH Network L.L.C. was not entitled to withhold approximately $20 million in license fee payments after it discovered previous over-payments. Trial in this matter has been set for April 20, 2020.

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

On June 25, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 005 patent. On July 19, 2019 and July 22, 2019, respectively, Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all asserted claims of the 273 patent and the 609 patent. On August 12, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 118 patent. On October 18, 2019, pursuant to a stipulation of the parties, the Court entered a stay of the trial proceedings.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See Note 10 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 for further information. Thereafter, the Court maintained the stay until it was lifted on October 26, 2018. On February 11, 2019, the Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, which has been fully briefed since June 3, 2019.

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

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2019	2018	2019	2018
	(In thousands)
United States	$3,112,046	$3,319,715	$9,394,983	$10,076,737
Canada and Mexico	10,236	14,729	31,898	34,236
Total revenue	$3,122,282	$3,334,444	$9,426,881	$10,110,973

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Category:	2019	2018	2019	2018
	(In thousands)
Pay-TV video and related revenue	$3,070,913	$3,288,754	$9,285,915	$9,988,705
Equipment sales and other revenue	51,369	45,690	140,966	122,268
Total	$3,122,282	$3,334,444	$9,426,881	$10,110,973

12.	Contract Balances

Our valuation and qualifying accounts as of September 30, 2019 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
For the nine months ended September 30, 2019	$16,956	$59,783	$(53,618)	$23,121

Deferred revenue related to contracts with our customers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets. Changes in deferred revenue related to contracts with our customers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2018	$624,626
Recognition of unearned revenue	(5,713,877)
Deferral of revenue	5,717,776
Balance as of September 30, 2019	$628,525

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

Master Transaction Agreement

On May 19, 2019, DISH Network entered into the Master Transaction Agreement pursuant to which, on September 10, 2019, EchoStar transferred to DISH Network certain assets and liabilities of its EchoStar Satellite Services segment. As a result of the Master Transaction Agreement, certain agreements that we had with EchoStar have been transferred to DISH Network. The following is a summary of the terms of our principal agreements with DISH Network that may have an impact on our financial condition and results of operations. See Note 1 “Recent Developments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 for further information on the Master Transaction Agreement.

Related Party Transactions with DISH Network

“Satellite and transmission expenses”

During the three months ended September 30, 2019 and 2018, we incurred $12 million and $16 million, respectively, for satellite capacity leased from DISH Network and telemetry, tracking and control and other professional services provided to us by DISH Network. During the nine months ended September 30, 2019 and 2018, we incurred $37 million and $50 million, respectively, for satellite capacity leased from DISH Network and telemetry, tracking and control and other professional services provided to us by DISH Network. As a result of the Master Transaction Agreement, discussed above, DISH Network is now a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Satellite Capacity Leased from DISH Network. On September 10, 2019, in connection with the Master Transaction Agreement DISH Network entered into with EchoStar on May 19, 2019, we began leasing satellite capacity on satellites owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. See “Pay-TV Satellites” in Note 6 for further information. The term of each lease is set forth below:

●	EchoStar X, XI and XIV. On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar , X, XI and XIV satellites. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, the satellite capacity agreement we previously had with EchoStar for EchoStar X, XI and XIV was transferred to DISH Network and we began leasing satellite capacity on these satellites from a wholly-owned subsidiary of DISH Network as of the same date.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	EchoStar XVI. In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date. EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service. Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year. Prior to expiration of the initial term, we had the option to renew for an additional five-year period. In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023. We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023. There can be no assurance that the option to renew this agreement will be exercised. During 2018, we and EchoStar further amended the agreement to, among other things, allow us to place and use certain satellites at the 61.5 degree orbital location. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, the transponder service agreement we previously had with EchoStar for EchoStar XVI was transferred to DISH Network and we began receiving transponder services from a wholly-owned subsidiary of DISH Network as of the same date.

Nimiq 5 Agreement. During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”). During 2009, EchoStar also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we currently receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement. Under the terms of the DISH Nimiq 5 Agreement, we make certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continue through the service term. Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term in September 2019, we have the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Upon in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from DISH Network on a replacement satellite. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, the Telesat Transponder Agreement was transferred to DISH Network and we began receiving transponder services on the Nimiq 5 satellite from a wholly-owned subsidiary of DISH Network as of the same date and exercised our option to renew for a one-year period through September 2020.

QuetzSat-1 Lease Agreement. During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite. During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we receive service from EchoStar on 24 DBS transponders. QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explored alternative uses for the QuetzSat-1 satellite. In the interim, EchoStar provided us with alternate capacity at the 77 degree orbital location. In January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013. Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the initial service term will expire in November 2021. Upon expiration of the initial term, we have the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. Upon an in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from DISH Network on a replacement satellite. There can be no assurance that any options to renew the QuetzSat-1 Transponder Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, the QuetzSat-1 Transponder Agreement was transferred to DISH Network and we began receiving transponder services on QuetzSat-1 from a wholly-owned subsidiary of DISH Network as of the same date.

EchoStar XVIII Satellite. The EchoStar XVIII satellite was launched on June 18, 2016 and became operational as an in-orbit spare at the 61.5 degree orbital location during the third quarter 2016, at which time we began leasing it from a wholly-owned subsidiary of DISH Network. On May 14, 2019, we and DOLLC II entered into an agreement to sell our interests in the LMDS and MVDDS licenses in exchange for the EchoStar XVIII satellite. See Note 6 for further information.

TT&C Agreement. Effective January 1, 2012, we entered into a TT&C agreement pursuant to which we receive TT&C services from EchoStar for certain satellites (the “TT&C Agreement”). In February 2018, we amended the TT&C Agreement to, among other things, extend the term for one-year with four automatic one-year renewal periods. The fees for services provided under the TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. We and EchoStar are able to terminate the TT&C Agreement for any reason upon 12 months’ notice. On May 19, 2019, DISH Network entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the assets and employees that provide these services were transferred to DISH Network. We began receiving TT&C services from a wholly-owned subsidiary of DISH Network as of the same date.

“General and administrative expenses”

During each of the three and nine months ended September 30, 2019, we incurred less than $1 million for general and administrative expenses for services provided to us by DISH Network. These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. On September 10, 2019, in connection with the Master Transaction Agreement DISH Network entered into with EchoStar on May 19, 2019 and we began leasing office space owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. The term of each lease is set forth below:

●	Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado originally from EchoStar to us was for a period ending on December 31, 2018. In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, this lease was transferred to DISH Network and we began leasing all of 5701 S. Santa Fe Dr. in Littleton, Colorado from a wholly-owned subsidiary of DISH Network as of the same date.

●	Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031. In connection with the completion of the Share Exchange, EchoStar transferred ownership of a portion of this property to DISH Network, and, effective March 1, 2017, DISH Network and EchoStar amended this lease agreement to (i) terminate the lease of certain space at the portion of the property that was transferred to us and (ii) provide for the continued lease to us of certain space at the portion of the property that EchoStar retained. Pursuant to the Master Transaction Agreement, discussed above, the portion of the property EchoStar retained was transferred to DISH Network, and on September 10, 2019, this lease was transferred to DISH Network and we began leasing certain space from a wholly-owned subsidiary of DISH Network as of the same date.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Other Agreements – DISH Network

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations. During the three months ended September 30, 2019 and 2018, the costs associated with these services was $14 million and $10 million, respectively. During the nine months ended September 30, 2019 and 2018, the costs associated with these services was $40 million and $30 million, respectively.

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

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses. Pursuant to the Master Transaction Agreement, among other things, EchoStar transferred to DISH Network certain assets and liabilities of its EchoStar Satellite Services segment. In connection with the Share Exchange and the Master Transaction Agreement, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  In addition, certain agreements that we had with EchoStar have terminated, and we entered into certain new agreements with EchoStar. We also may enter into additional agreements with EchoStar in the future. The following is a summary of the terms of our principal agreements with EchoStar that may have an impact on our financial condition and results of operations.

“Trade accounts receivable”

As of September 30, 2019 and December 31, 2018, trade accounts receivable from EchoStar was $1 million and $4 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of September 30, 2019 and December 31, 2018, trade accounts payable to EchoStar was $8 million and $6 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During each of the three months ended September 30, 2019 and 2018, we received $2 million for services provided to EchoStar. During the nine months ended September 30, 2019 and 2018, we received $5 million and $7 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements. DISH Network has entered into lease agreements pursuant to which DISH Network leases certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, DISH Network began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in August 2021.

●	90 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2022. EchoStar has the option to renew this lease for four three-year periods.

●	Cheyenne Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for twelve one-year periods. In connection with the Master Transaction Agreement, DISH Network and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term.

●	Gilbert Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 801 N. DISH Dr., Gilbert, Arizona for a period ending in March 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for twelve one-year periods. This lease was terminated effective September 10, 2019.

●	American Fork Occupancy License Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we acquired the lease for certain space at 796 East Utah Valley Drive, American Fork, Utah, and we sublease certain space at this location to EchoStar for a period ending in August 2017. In June 2017, EchoStar exercised its five-year renewal option for a period ending in August 2022.

Collocation and Antenna Space Agreements.  In connection with the completion of the Share Exchange, effective March 1, 2017, we entered into certain agreements pursuant to which we will provide certain collocation and antenna space to HNS through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Englewood, Colorado; and Spokane, Washington. During August 2017, we entered into certain other agreements pursuant to which we will provide certain collocation and antenna space to HNS through August 2022 at the following locations: Monee, Illinois and Spokane, Washington. HNS has the option to renew each of these agreements for four three-year periods. HNS may terminate certain of these agreements with 180 days’ prior written notice to us at the following locations: New Braunfels, Texas; Englewood, Colorado; and Spokane, Washington. In September 2019, in connection with the Master Transaction Agreement, we entered into an agreement pursuant to which we provide HNS with certain additional collocation space in Cheyenne, Wyoming for a period ending in September 2020, with the option for HNS to renew for a one-year period, with prior written notice no more than 120 days but no less than 90 days prior to the end of the term. In October 2019, HNS provided a termination notice for its New Braunfels, Texas agreement to be effective May 2020. The fees for the services provided under these agreements depend, among other things, on the number of racks leased and/or antennas present at the location.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Satellite and transmission expenses”

During the three months ended September 30, 2019 and 2018, we incurred expenses of $55 million and $71 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar. During the nine months ended September 30, 2019 and 2018, we incurred expenses of $198 million and $238 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar. Historically, EchoStar was the supplier of the vast majority of our transponder capacity. On May 19, 2019, DISH Network entered into the Master Transaction Agreement pursuant to which, on September 10, 2019, certain of these satellites were transferred to DISH Network. We are now leasing this satellite capacity from DISH Network. These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Satellite Capacity Leased from EchoStar. We have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar. The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease. See “Pay-TV Satellites” in Note 6 for further information. The term of each lease is set forth below:

●	EchoStar VII, X, XI and XIV. On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar VII, X, XI and XIV satellites. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. The satellite capacity agreement for EchoStar VII expired on June 30, 2018. On May 19, 2019, DISH Network entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, these satellites were transferred to DISH Network.

●	EchoStar IX. We lease certain satellite capacity from EchoStar on EchoStar IX. Subject to availability, we generally have the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis.

●	EchoStar XVI. In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date. EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service. Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year. Prior to expiration of the initial term, we had the option to renew for an additional five-year period. In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023. We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023. There can be no assurance that the option to renew this agreement will be exercised. During 2018, we and EchoStar further amended the agreement to, among other things, allow us to place and use certain satellites at the 61.5 degree orbital location. On May 19, 2019, DISH Network entered into a Master Transaction Agreement with EchoStar. On May 19, 2019, DISH Network entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, this satellite was transferred to DISH Network.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Nimiq 5 Agreement. During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”). During 2009, EchoStar also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we currently receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement. Under the terms of the DISH Nimiq 5 Agreement, we make certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continue through the service term. Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term in September 2019, we have the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Upon in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, we had certain rights to receive service from EchoStar on a replacement satellite. On May 19, 2019, DISH Network entered into the Master Transaction Agreement pursuant to which, on September 10, 2019, the Telesat Transponder Agreement was transferred to DISH Network and we began leasing it from an indirect wholly-owned subsidiary of DISH Network and we exercised our option to renew for a one-year period through September 2020.

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

Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the initial service term will expire in November 2021. Upon expiration of the initial term, we have the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. Upon an in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, we had certain rights to receive service from EchoStar on a replacement satellite. On May 19, 2019, DISH Network entered into the Master Transaction Agreement, discussed above, pursuant to which, on September 10, 2019, the QuetzSat-1 Transponder Agreement was transferred to DISH Network and we began leasing it from an indirect wholly-owned subsidiary of DISH Network.

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

TT&C Agreement. Effective January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for certain satellites (the “TT&C Agreement”). In February 2018, we amended the TT&C Agreement to, among other things, extend the term for one-year with four automatic one-year renewal periods. The fees for services provided under the TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. We and EchoStar are able to terminate the TT&C Agreement for any reason upon 12 months’ notice. On May 19, 2019, DISH Network entered into the Master Transaction Agreement, discussed above, pursuant to which, on September 10, 2019, the assets and employees that provide these services were transferred to DISH Network and now DISH Network provides these services to us.

“General and administrative expenses”

During each of the three months ended September 30, 2019 and 2018, we incurred $5 million for general and administrative expenses for services provided to us by EchoStar. During each of the nine months ended September 30, 2019 and 2018, we incurred $16 million for general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado was for a period ending on December 31, 2018. In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019.

●	Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado was for a period ending on December 31, 2018. In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, this lease was transferred to DISH Network and we now lease it from DISH Network.

●	Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031. In connection with the completion of the Share Exchange, EchoStar transferred ownership of a portion of this property to us, and, effective March 1, 2017, we and EchoStar amended this lease agreement to (i) terminate the lease of certain space at the portion of the property that was transferred to us and (ii) provide for the continued lease to us of certain space at the portion of the property that EchoStar retained. Pursuant to the Master Transaction Agreement, discussed above, the portion of the property EchoStar retained was transferred to DISH Network, and on September 10, 2019, this lease was transferred to DISH Network and we now lease it from DISH Network.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	100 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we lease certain space from EchoStar at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2020. This agreement may be terminated by either party upon 180 days’ prior notice.

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

Additionally, DISH Network and EchoStar agreed that DISH Network shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services. The Professional Services Agreement renewed on January 1, 2018 for an additional one-year period until January 1, 2019 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice. In connection with the completion of the Share Exchange on February 28, 2017, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Share Exchange Agreement. In addition, on May 19, 2019, DISH Network entered into a Master Transaction Agreement, pursuant to which, effective September 10, 2019, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Master Transaction Agreement and to remove certain services no longer necessary as a result of the Master Transaction Agreement. Revenue for services provided by us to EchoStar under the Professional Services Agreement is recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into a Master Services Agreement (“MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the three months ended September 30, 2019 and 2018, we purchased broadband equipment from HNS of $2 million and $1 million under the MSA, respectively. For the nine months ended September 30, 2019 and 2018, we purchased broadband equipment from HNS of $10 million and $18 million under the MSA, respectively.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$14,434	$15,007	$43,148	$57,632

	As of
	September 30,	December 31,
	2019	2018
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$14,737	$9,871
Commitments to NagraStar	$4,125	$3,888

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Related Party Transactions with Dish Mexico

Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) is an entity that provides direct-to-home satellite services in Mexico, which is owned 49% by EchoStar. We provide certain broadcast services, and sell hardware such as digital set-top boxes and related components to Dish Mexico, which are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Sales:
Digital receivers and related components	$—	$465	$—	$921
Uplink services	1,406	1,187	4,222	3,385
Total	$1,406	$1,652	$4,222	$4,306

	As of
	September 30,	December 31,
	2019	2018
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$1,055	$1,370

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

Financial Highlights

2019 Third Quarter Consolidated Results of Operations and Key Operating Metrics

●	Revenue of $3.122 billion
●	Net income attributable to DISH DBS of $205 million
●	Addition of approximately 148,000 net Pay-TV subscribers
●	Loss of approximately 66,000 net DISH TV subscribers
●	Addition of approximately 214,000 net Sling TV subscribers
●	Pay-TV ARPU of $85.29
●	Gross new DISH TV subscriber activations of approximately 416,000
●	DISH TV churn rate of 1.69%
●	DISH TV SAC of $827

Consolidated Financial Condition as of September 30, 2019

●	Cash, cash equivalents and current marketable investment securities of $17 million
●	Total assets of $4.440 billion
●	Total long-term debt and finance lease obligations of $10.833 billion

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Our subsidiaries operate one business segment.

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, Smart Home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”), Internet-based domestic, international and Latino video programming services (“Sling TV”). As of September 30, 2019, we had 12.180 million Pay-TV subscribers in the United States, including 9.494 million DISH TV subscribers and 2.686 million Sling TV subscribers.

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

We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services. Our Sling TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and phones. We offer Sling International, Sling Latino and Sling domestic video programming services. Our domestic Sling TV services have a single-stream service branded Sling Orange and a multi-stream service branded Sling Blue, which includes, among other things, the ability to stream on up to three devices simultaneously. We face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, Verizon, AT&T, Sony, YouTube, Fubo, Philo and Pluto that offer online services distributing movies, television shows and other video programming as well as programmers, such as HBO, CBS, Univision, STARZ and SHOWTIME, that began selling content directly to consumers over the Internet.  Some of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do.  In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings.  Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.  This competition, among other things, has caused the rate of growth in subscribers to our Sling TV services to decrease. In June 2018, we launched additional Sling TV services which include offering consumers a la carte channel subscriptions, access to pay-per-view events and movies, and access to free content. There can be no assurance that these additional services will positively affect our results of operations or our net Sling TV subscribers.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

We implement new marketing promotions from time to time that are intended to increase our Pay-TV subscriber activations. For our DISH TV services, we have launched various marketing promotions offering certain DISH TV programming packages without a price increase for a commitment period. We also launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of ten themed add-on channel packs, which include, among others, local broadcast networks and kids and general entertainment programming. Subscribers can also add or remove additional channel packs to best suit their entertainment needs. During 2017, we launched “Tuned In To You” and during 2019 we launched the “Tuned In To You 2.0” campaign which further amplifies our commitment to customer satisfaction.  While we plan to implement these and other new marketing efforts for our DISH TV services, there can be no assurance that we will ultimately be successful in increasing our gross new DISH TV subscriber activations. Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. For our Sling TV services, we offer a personalized TV experience with a customized channel line-up and two of the lowest priced multichannel live-linear online streaming services in the industry, our Sling Orange service and our Sling Blue service. During 2018, we launched our “We are Slingers” campaign and during 2019, we launched our “Sling In” campaign. While we plan to implement this and other new marketing efforts for our Sling TV services, there can be no assurance that we will ultimately be successful in increasing our net Sling TV subscriber activations.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire. In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. For example, in June 2018 and November 2018, Univision Communications Inc. (“Univision”) removed certain of its channels from our DISH TV and Sling TV programming lineup. On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain of these Univision channels to our DISH TV programming lineup. In October 2018, AT&T removed its HBO and Cinemax channels from our DISH TV and Sling TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract. AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to its subscribers under certain offers. We experienced a higher DISH TV churn rate, higher net Pay-TV subscriber losses and lower gross new DISH TV subscriber activations during the third and fourth quarter 2018 and continuing into the first quarter 2019, when Univision and AT&T removed certain of their channels from our DISH TV and Sling TV programming lineup. In July 2019, Fox Regional Sports Networks (“RSNs”) also removed certain of its channels from our DISH TV and Sling TV programming lineup. In August 2019, Sinclair Broadcast Group acquired the Fox RSNs. There can be no assurance that channel removals, such as the removal of the channels discussed above or others will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Future Liquidity

Debt Maturity

During the year ended December 31, 2018 and the nine months ended September 30, 2019, we repurchased $83 million and $22 million, respectively, of our 7 7/8% Senior Notes due 2019 in open market trades. The remaining balance of $1.295 billion were redeemed on September 3, 2019.

Our 5 1/8% Senior Notes with an aggregate principal balance of $1.1 billion mature on May 1, 2020. We expect to fund the remaining obligation from cash and marketable investment securities balances at that time and/or advances from our parent, DISH Network. But, depending on market conditions, we may refinance the remaining obligation, in whole or in part.

Recent Developments

Master Transaction Agreement

On May 19, 2019, DISH Network entered into a Master Transaction Agreement with EchoStar (the “Master Transaction Agreement”) and effective September 10, 2019, certain satellites and real estate assets leased from EchoStar were transferred to DISH Network. As a result of the Master Transaction Agreement, DISH Network is now a supplier of the vast majority of our transponder capacity. See Note 1 “Recent Developments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 for further information on the Master Transaction Agreement.

Sprint Asset Acquisition by DISH Network

Asset Purchase Agreement

On July 26, 2019, DISH Network entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and after the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”)).

Pursuant to the APA, after the consummation of the Sprint-TMUS merger and at the closing of the transaction, NTM will sell to DISH Network and DISH Network will acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile, Virgin Mobile and Sprint-branded prepaid mobile services businesses for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the Closing Date. In connection with the APA, DISH Network also entered into various agreements with the FCC and the United States Department of Justice (the “DOJ”). See Note 1 “Recent Developments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 for further information on the APA.

Wireless

Since 2008, DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

DISH Network Spectrum. DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, DISH Network notified the FCC that it planned to deploy a narrowband Internet of Things (“IoT”) network on certain of these wireless licenses, which was to be the first phase of its network deployment (“First Phase”). DISH Network expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. As of September 30, 2019, DISH Network had entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, radio frequency (“RF”) design, and deployment services for the First Phase. Among other things, initial RF design in connection with the First Phase was complete, DISH Network had secured certain tower sites, and they were in the process of identifying and securing additional tower sites. The core network had been installed and commissioned. DISH Network had also installed the first base stations on sites in 2018 and were in the process of deploying the remaining base stations. Beginning on November 5th, 2019, and while the approval of the Sprint-TMUS merger is pending, DISH Network’s March 2020 build-out deadlines are currently tolled and, therefore, DISH Network has paused work on its narrowband IoT deployment. DISH Network has issued requests for information and proposals (“RFI/Ps”) to various vendors in the wireless industry as it moves forward with its 5G network deployment. DISH Network currently expects expenditures for its wireless projects to be between $500 million and $1.0 billion through 2020. DISH Network currently expects expenditures for its 5G network deployment to be approximately $10 billion. DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly. In addition, as DISH Network considers its options for the commercialization of its wireless spectrum, it will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.

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

On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

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

See Note 10 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 for further information.

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

Satellite and transmission expenses. “Satellite and transmission expenses” includes the cost of digital broadcast operations, the cost of leasing satellite capacity, executory costs associated with finance leases, the cost of telemetry, tracking and control, and other related services. In addition, “Satellite and transmission expenses” includes costs associated with our Sling TV services including, among other things, streaming delivery technology and infrastructure.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2019	2018	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,070,913	$3,288,754	$(217,841)	(6.6)
Equipment sales and other revenue	51,369	45,690	5,679	12.4
Total revenue	3,122,282	3,334,444	(212,162)	(6.4)

Costs and Expenses:
Subscriber-related expenses	1,910,839	2,088,244	(177,405)	(8.5)
% of Subscriber-related revenue	62.2%	63.5%
Satellite and transmission expenses	131,384	152,017	(20,633)	(13.6)
% of Subscriber-related revenue	4.3%	4.6%
Cost of sales - equipment and other	43,358	40,267	3,091	7.7
Subscriber acquisition costs	285,801	186,878	98,923	52.9
General and administrative expenses	167,321	161,577	5,744	3.6
% of Total revenue	5.4%	4.8%
Depreciation and amortization	145,081	163,022	(17,941)	(11.0)
Total costs and expenses	2,683,784	2,792,005	(108,221)	(3.9)

Operating income (loss)	438,498	542,439	(103,941)	(19.2)

Other Income (Expense):
Interest income	21,453	1,023	20,430	*
Interest expense, net of amounts capitalized	(187,784)	(196,039)	8,255	4.2
Other, net	1,508	25,470	(23,962)	(94.1)
Total other income (expense)	(164,823)	(169,546)	4,723	2.8

Income (loss) before income taxes	273,675	372,893	(99,218)	(26.6)
Income tax (provision) benefit, net	(68,817)	(90,689)	21,872	24.1
Effective tax rate	25.1%	24.3%
Net income (loss)	204,858	282,204	(77,346)	(27.4)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	—	932	(932)	*
Net income (loss) attributable to DISH DBS	$204,858	$281,272	$(76,414)	(27.2)

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.180	12.656	(0.476)	(3.8)
DISH TV subscribers, as of period end (in millions)	9.494	10.286	(0.792)	(7.7)
Sling TV subscribers, as of period end (in millions)	2.686	2.370	0.316	13.3
Pay-TV subscriber additions (losses), net (in millions)	0.148	(0.341)	0.489	*
DISH TV subscriber additions (losses), net (in millions)	(0.066)	(0.367)	0.301	82.0
Sling TV subscriber additions (losses), net (in millions)	0.214	0.026	0.188	*
Pay-TV ARPU	$85.29	$86.29	$(1.00)	(1.2)
DISH TV subscriber additions, gross (in millions)	0.416	0.294	0.122	41.5
DISH TV churn rate	1.69%	2.11%	(0.42)%	(19.9)
DISH TV SAC	$827	$721	$106	14.7
EBITDA	$585,087	$729,999	$(144,912)	(19.9)

* Percentage is not meaningful.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV subscribers. We added approximately 148,000 net Pay-TV subscribers during the three months ended September 30, 2019 compared to the loss of approximately 341,000 net Pay-TV subscribers during the same period in 2018. The increase in net Pay-TV subscribers during the three months ended September 30, 2019 resulted from higher net Sling TV subscriber additions and fewer net DISH TV subscriber losses. We added approximately 214,000 net Sling TV subscribers during the three months ended September 30, 2019 compared to the addition of approximately 26,000 net Sling TV subscribers during the same period in 2018. This increase in net Sling TV subscriber additions was primarily related to higher Sling TV subscriber activations, partially offset by increased competition, including competition from other OTT service providers. We lost approximately 66,000 net DISH TV subscribers during the three months ended September 30, 2019 compared to the loss of approximately 367,000 net DISH TV subscribers during the same period in 2018. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate and higher gross new DISH TV subscriber activations.

Our DISH TV churn rate for the three months ended September 30, 2019 was 1.69% compared to 2.11% for the same period in 2018. This decrease primarily resulted from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate for the three months ended September 30, 2019 was negatively impacted by various channel removals, including Fox RSN’s removal of certain of its channels from our programming lineup. Our DISH TV churn rate for the three months ended September 30, 2018 was negatively impacted by Univision’s removal of certain of its channels from our programming lineup. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the three months ended September 30, 2019, we activated approximately 416,000 gross new DISH TV subscribers compared to approximately 294,000 gross new DISH TV subscribers during the same period in 2018, an increase of 41.5%. The increase in gross new DISH TV subscribers resulted from the effectiveness of our promotions and product offers. Although our gross new DISH TV subscriber activations increased, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers; and channel removals.

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

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment and aligning the interests of certain independent third-party retailers and installers to provide high-quality service. Most of these factors have affected both gross new DISH TV subscriber activations as well as DISH TV subscriber churn rate. Our future gross new DISH TV subscriber activations and our DISH TV subscriber churn rate may be negatively impacted by these factors, which could in turn adversely affect our revenue.

Subscriber-related revenue. “Subscriber-related revenue” totaled $3.071 billion for the three months ended September 30, 2019, a decrease of $218 million or 6.6% compared to the same period in 2018. The decrease in “Subscriber-related revenue” compared to the same period in 2018 was primarily related to a lower average Pay-TV subscriber base and a decrease in Pay-TV ARPU discussed below. We expect these trends in “Subscriber-related revenue” to continue.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV ARPU. Pay-TV ARPU was $85.29 during the three months ended September 30, 2019 versus $86.29 during the same period in 2018. The $1.00 or 1.2% decrease in Pay-TV ARPU was primarily attributable to an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base and a decrease in revenue related to premium channels. Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue. These decreases were partially offset by the DISH TV programming package price increases in the first quarter 2019 and 2018 and Sling TV programming package price increases in the third quarter 2018.

Subscriber-related expenses. “Subscriber-related expenses” totaled $1.911 billion during the three months ended September 30, 2019, a decrease of $177 million or 8.5% compared to the same period in 2018. The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and lower programming costs per subscriber. Programming costs per subscriber decreased during the three months ended September 30, 2019 due to AT&T and Fox RSN’s removal of certain of their channels from our programming lineup. This decrease was partially offset by increases in programming costs per subscriber related to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Subscriber-related expenses” represented 62.2% and 63.5% of “Subscriber-related revenue” during the three months ended September 30, 2019 and 2018, respectively.

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

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $131 million during the three months ended September 30, 2019, a decrease of $21 million or 13.6% compared to the same period in 2018. This decrease resulted from the reduction of expense associated with the satellite lease for EchoStar XVIII.  In May 2019, our lease of EchoStar XVIII ended as a result of an agreement to sell our interests in the LMDS and MVDDS licenses in exchange for the EchoStar XVIII satellite.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $286 million during the three months ended September 30, 2019, an increase of $99 million or 52.9% compared to the same period in 2018. This change was primarily attributable to higher gross new DISH TV subscriber activations and the increase in DISH TV SAC, discussed below.

DISH TV SAC. DISH TV SAC was $827 during the three months ended September 30, 2019 compared to $721 during the same period in 2018, an increase of $106 or 14.7%. This change was primarily attributable to an increase in advertising, hardware and installation costs per activation. The increase in hardware and installation costs resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3.

During the three months ended September 30, 2019 and 2018, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $66 million and $37 million, respectively. This increase in capital expenditures resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

General and administrative expenses. “General and administrative expenses” totaled $167 million during the three months ended September 30, 2019, a $6 million or 3.6% increase compared to the same period in 2018. This increase was primarily driven by an increase in legal fees. The three months ended September 30, 2018 was positively impacted by the reimbursement of legal fees during 2018.

Depreciation and amortization. “Depreciation and amortization” expense totaled $145 million during the three months ended September 30, 2019, a $18 million or 11.0% decrease compared to the same period in 2018. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

Other, net. “Other, net” income was $2 million during the three months ended September 30, 2019 compared to income of $25 million for the same period in 2018. This change primarily resulted from a decrease in net realized and unrealized gains on our marketable investment securities. See Note 4 in the Notes to our Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $585 million during the three months ended September 30, 2019, a decrease of $145 million or 19.9% compared to the same period in 2018. The decrease in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  EBITDA for the three months ended September 30, 2018 was positively impacted by “Other, net” income of $25 million. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	September 30,
	2019	2018
	(In thousands)
EBITDA	$585,087	$729,999
Interest, net	(166,331)	(195,016)
Income tax (provision) benefit, net	(68,817)	(90,689)
Depreciation and amortization	(145,081)	(163,022)
Net income (loss) attributable to DISH DBS	$204,858	$281,272

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

Income tax (provision) benefit, net. Our income tax provision was $69 million during the three months ended September 30, 2019, a decrease of $22 million compared to the same period in 2018. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes.”

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2019	2018	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$9,285,915	$9,988,705	$(702,790)	(7.0)
Equipment sales and other revenue	140,966	122,268	18,698	15.3
Total revenue	9,426,881	10,110,973	(684,092)	(6.8)

Costs and Expenses:
Subscriber-related expenses	5,861,714	6,347,849	(486,135)	(7.7)
% of Subscriber-related revenue	63.1%	63.6%
Satellite and transmission expenses	431,264	482,009	(50,745)	(10.5)
% of Subscriber-related revenue	4.6%	4.8%
Cost of sales - equipment and other	133,302	106,273	27,029	25.4
Subscriber acquisition costs	717,778	566,151	151,627	26.8
General and administrative expenses	541,828	506,855	34,973	6.9
% of Total revenue	5.7%	5.0%
Depreciation and amortization	435,796	501,774	(65,978)	(13.1)
Total costs and expenses	8,121,682	8,510,911	(389,229)	(4.6)

Operating income (loss)	1,305,199	1,600,062	(294,863)	(18.4)

Other Income (Expense):
Interest income	29,981	6,314	23,667	*
Interest expense, net of amounts capitalized	(578,286)	(597,911)	19,625	3.3
Other, net	6,072	12,088	(6,016)	(49.8)
Total other income (expense)	(542,233)	(579,509)	37,276	6.4

Income (loss) before income taxes	762,966	1,020,553	(257,587)	(25.2)
Income tax (provision) benefit, net	(195,104)	(246,999)	51,895	21.0
Effective tax rate	25.6%	24.2%
Net income (loss)	567,862	773,554	(205,692)	(26.6)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(124)	2,399	(2,523)	*
Net income (loss) attributable to DISH DBS	$567,986	$771,155	$(203,169)	(26.3)

Other Data:
Pay-TV subscribers, as of period end (in millions)	12.180	12.656	(0.476)	(3.8)
DISH TV subscribers, as of period end (in millions)	9.494	10.286	(0.792)	(7.7)
Sling TV subscribers, as of period end (in millions)	2.686	2.370	0.316	13.3
Pay-TV subscriber additions (losses), net (in millions)	(0.142)	(0.586)	0.444	75.8
DISH TV subscriber additions (losses), net (in millions)	(0.411)	(0.744)	0.333	44.8
Sling TV subscriber additions (losses), net (in millions)	0.269	0.158	0.111	70.3
Pay-TV ARPU	$85.55	$85.43	$0.12	0.1
DISH TV subscriber additions, gross (in millions)	1.007	0.869	0.138	15.9
DISH TV churn rate	1.64%	1.68%	(0.04)%	(2.4)
DISH TV SAC	$813	$730	$83	11.4
EBITDA	$1,747,191	$2,111,525	$(364,334)	(17.3)

*Percentage is not meaningful.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV subscribers. We lost approximately 142,000 net Pay-TV subscribers during the nine months ended September 30, 2019 compared to the loss of approximately 586,000 net Pay-TV subscribers during the same period in 2018. The decrease in net Pay-TV subscriber losses during the nine months ended September 30, 2019 resulted from fewer net DISH TV subscriber losses and higher net Sling TV subscriber additions. Our net Pay-TV subscriber losses during the nine months ended September 30, 2019 and 2018 were negatively impacted by Univision and AT&T’s removal of certain of their channels from our DISH TV and Sling TV programming lineup. On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain Univision channels to our DISH TV programming lineup. We lost approximately 411,000 net DISH TV subscribers during the nine months ended September 30, 2019 compared to the loss of approximately 744,000 net DISH TV subscribers during the same period in 2018. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate and higher gross new DISH TV subscriber activations. We added approximately 269,000 net Sling TV subscribers during the nine months ended September 30, 2019 compared to the addition of approximately 158,000 net Sling TV subscribers during the same period in 2018. This increase in net Sling TV subscriber additions was primarily related to higher Sling TV subscriber activations, partially offset by increased competition, including competition from other OTT service providers.

Our DISH TV churn rate for the nine months ended September 30, 2019 was 1.64% compared to 1.68% for the same period in 2018. This decrease primarily resulted from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate for the nine months ended September 30, 2019 was negatively impacted by various channel removals from our programming lineup. Our DISH TV churn rate for the nine months ended September 30, 2019 and 2018 was negatively impacted by Univision’s removal of certain of its channels from our programming lineup. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the nine months ended September 30, 2019, we activated approximately 1.007 million gross new DISH TV subscribers compared to approximately 869,000 gross new DISH TV subscribers during the same period in 2018, an increase of 15.9%. The increase in gross new DISH TV subscribers resulted from the effectiveness of our promotions and product offers. Although our gross new DISH TV subscriber activations increased, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers; and channel removals.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Subscriber-related revenue. “Subscriber-related revenue” totaled $9.286 billion for the nine months ended September 30, 2019, a decrease of $703 million or 7.0% compared to the same period in 2018. The decrease in “Subscriber-related revenue” compared to the same period in 2018 was primarily related to a lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU discussed below. We expect these trends in “Subscriber-related revenue” to continue.

Pay-TV ARPU. Pay-TV ARPU was $85.55 during the nine months ended September 30, 2019 versus $85.43 during the same period in 2018. The $0.12 or 0.1% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2019 and 2018 and Sling TV programming package price increases in the third quarter 2018. The increases were partially offset by an increase in Sling TV subscribers as a percentage of our total Pay-TV subscriber base and a decrease in revenue related to premium channels. Sling TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.  We expect this trend to continue.

Subscriber-related expenses. “Subscriber-related expenses” totaled $5.862 billion during the nine months ended September 30, 2019, a decrease of $486 million or 7.7% compared to the same period in 2018. The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber during the nine months ended September 30, 2019 increased due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. This increase was partially offset by the reduction in programming costs per subscriber due to AT&T, Univision and Fox RSN’s removal of certain of their channels from our programming lineup. “Subscriber-related expenses” represented 63.1% and 63.6% of “Subscriber-related revenue” during the nine months ended September 30, 2019 and 2018, respectively.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $431 million during the nine months ended September 30, 2019, a decrease of $51 million or 10.5% compared to the same period in 2018. This decrease resulted from the reduction of expense associated with the EchoStar VII and EchoStar XVIII satellite leases.  The EchoStar VII lease expired June 30, 2018 and in May 2019, our lease of EchoStar XVIII ended as a result of an agreement to sell our interests in the LMDS and MVDDS licenses in exchange for the EchoStar XVIII satellite.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $718 million during the nine months ended September 30, 2019, an increase of $152 million or 26.8% compared to the same period in 2018. This change was primarily attributable to higher gross new DISH TV subscriber activations and the increase in DISH TV SAC, discussed below.

DISH TV SAC. DISH TV SAC was $813 during the nine months ended September 30, 2019 compared to $730 during the same period in 2018, an increase of $83 or 11.4%. This change was primarily attributable to an increase in hardware, installation and advertising costs per activation.  The increase in hardware and installation costs resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts. In addition, the nine months ended September 30, 2018 were positively impacted by the reactivation of certain subscribers in Puerto Rico related to Hurricane Maria. The expenses we incurred for these reactivations were lower on a per subscriber basis than those incurred for the remaining gross new DISH TV subscriber activations during the nine months ended September 30, 2018.

During the nine months ended September 30, 2019 and 2018, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $143 million and $92 million, respectively. This increase in capital expenditures resulted from our emphasis on acquiring higher quality subscribers who activate with higher priced receivers, such as the Hopper 3, and a lower percentage of remanufactured receivers being activated on new subscriber accounts.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

General and administrative expenses. “General and administrative expenses” totaled $542 million during the nine months ended September 30, 2019, a $35 million or 6.9% increase compared to the same period in 2018. This increase was primarily driven by an increase in legal fees. The nine months ended September 30, 2018 was positively impacted by the reimbursement of legal fees during 2018.

Depreciation and amortization. “Depreciation and amortization” expense totaled $436 million during the nine months ended September 30, 2019, a $66 million or 13.1% decrease compared to the same period in 2018. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.747 billion during the nine months ended September 30, 2019, a decrease of $364 million or 17.3% compared to the same period in 2018. The decrease in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.”  The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
EBITDA	$1,747,191	$2,111,525
Interest, net	(548,305)	(591,597)
Income tax (provision) benefit, net	(195,104)	(246,999)
Depreciation and amortization	(435,796)	(501,774)
Net income (loss) attributable to DISH DBS	$567,986	$771,155

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

Income tax (provision) benefit, net. Our income tax provision was $195 million during the nine months ended September 30, 2019, a decrease of $52 million compared to the same period in 2018. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes.”

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

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended September 30, 2019, filed on November 12, 2019, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

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

Date: November 12, 2019