Form 10-Q
period 2020-03-31
DISH DBS CORP
filed 2020-05-12
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of May 5, 2020, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

*	This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (H)(2) of Form 10-Q.

PART I — FINANCIAL INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise required by the context, in this report, the words “DISH DBS,” the “Company,” “we,” “our” and “us” refer to DISH DBS Corporation and its subsidiaries, “DISH Network” refers to DISH Network Corporation, our parent company, and its subsidiaries, including us.

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

Competition and Economic Risks

●	As the pay-TV industry has matured and bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive, we face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

●	Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

●	Our competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

●	Our over-the-top (“OTT”) Sling TV Internet-based services face certain risks, including, among others, significant competition.

●	If government regulations relating to the Internet change, we may need to alter the manner in which we conduct our Sling TV business, and/or incur greater operating expenses to comply with those regulations.

●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our business.

●	We face increasing competition from other distributors of unique programming services such as foreign language, sports programming and original content that may limit our ability to maintain subscribers that desire these unique programming services.

i

Operational and Service Delivery Risks

●	If our operational performance and customer satisfaction were to deteriorate, our subscriber activations and our subscriber churn rate may be negatively impacted, which could in turn adversely affect our revenue.

●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

●	Programming expenses are increasing and may adversely affect our future financial condition and results of operations.

●	We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to certain programming, our subscriber activations and our subscriber churn rate may be negatively impacted.

●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

●	We may be required to make substantial additional investments to maintain competitive programming offerings.

●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

●	We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

●	Technology in the pay-TV industry changes rapidly, and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services and our failure to do so could cause our products and services to become obsolete and could negatively impact our business.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems and security access devices, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	We rely on a few suppliers and in some cases a single supplier for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

●	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

●	We depend on independent third parties to solicit orders for our DISH TV services that represent a meaningful percentage of our total gross new DISH TV subscriber activations.

●	We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH TV services.

●	Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

●	Satellite anomalies or technological failures could adversely affect the value of a particular satellite or result in a complete loss. Some of the satellites DISH Network acquired pursuant to the Master Transaction Agreement have experienced anomalies that may affect their useful lives or prohibit us from operating them to their currently expected capacity, and one or more of the satellites may suffer a technological failure, either of which could have an adverse effect on our business, financial condition and results of operations.

●	We generally do not carry commercial in-orbit insurance on any of the satellites that we own and could face significant impairment charges if any of our owned satellites fail.

●	We may have potential conflicts of interest with EchoStar Corporation (“EchoStar”) due to our and DISH Network’s common ownership and management.

●	We rely on key personnel and the loss of their services may negatively affect our business.

Acquisition and Capital Structure Risks

●	Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets. In addition, DISH Network has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses.

●	Our parent, DISH Network, faces certain risks related to its non-controlling investments in the Northstar Entities and the SNR Entities.

●	To the extent that our parent, DISH Network, commercializes its wireless spectrum licenses, it will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.

●	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

●	We have substantial debt outstanding and may incur additional debt.

●	Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks

●	The rulings in the Telemarketing litigation requiring us to pay up to an aggregate amount of $280 million and imposing certain injunctive relief against us, if upheld, would have a material adverse effect on our cash, cash equivalents and marketable investment securities balances and our business operations.

●	Our business may be materially affected by the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). Negative or unexpected tax consequences could adversely affect our business, financial condition and results of operations.

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

●	Our ability to distribute video content via the Internet, including our Sling TV services, involves regulatory risk.

●	Changes in the Cable Act of 1992 (“Cable Act”), and/or the rules of the Federal Communications Commission (“FCC”) that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates.

●	The injunction against our retransmission of distant networks, which is currently waived, may be reinstated.

●	We are subject to significant regulatory oversight, and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

●	Our DISH TV services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

●	We are subject to digital high-definition (“HD”) “carry-one, carry-all” requirements that cause capacity constraints.

●	Our business, investor confidence in our financial results and DISH Network’s stock price may be adversely affected if our internal controls are not effective.

●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$323,902	$17,426
Marketable investment securities	60,532	—
Trade accounts receivable, net of allowance for credit losses and allowance for doubtful accounts of $38,806 and $19,280, respectively	519,759	568,679
Inventory	324,709	321,983
Other current assets	174,293	164,767
Total current assets	1,403,195	1,072,855

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	61,293	61,067
Property and equipment, net	1,704,970	1,751,573
FCC authorizations	611,794	611,794
Other investment securities	107,203	106,874
Operating lease assets	516,318	553,576
Other noncurrent assets, net	229,117	228,820
Total noncurrent assets	3,230,695	3,313,704
Total assets	$4,633,890	$4,386,559

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$324,379	$266,417
Advances from affiliates	—	82,415
Deferred revenue and other	676,017	674,079
Accrued programming	1,432,580	1,308,531
Accrued interest	179,711	189,039
Other accrued expenses	880,722	918,333
Current portion of long-term debt and finance lease obligations	1,152,173	1,151,108
Total current liabilities	4,645,582	4,589,922

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	9,660,119	9,671,255
Deferred tax liabilities	488,338	501,857
Operating lease liabilities	310,710	350,155
Long-term deferred revenue and other long-term liabilities	213,020	207,992
Total long-term obligations, net of current portion	10,672,187	10,731,259
Total liabilities	15,317,769	15,321,181

Commitments and Contingencies (Note 9)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,439,689	1,432,736
Accumulated other comprehensive income (loss)	(812)	(449)
Accumulated earnings (deficit)	(12,122,756)	(12,366,909)
Total stockholder’s equity (deficit)	(10,683,879)	(10,934,622)
Total liabilities and stockholder’s equity (deficit)	$4,633,890	$4,386,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Revenue:
Subscriber-related revenue	$3,130,900	$3,097,936
Equipment sales and other revenue	36,882	40,064
Total revenue	3,167,782	3,138,000

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	1,933,823	1,976,436
Satellite and transmission expenses	122,061	154,897
Cost of sales - equipment and other	30,814	40,341
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	8,889	6,517
Other subscriber acquisition costs	113,902	80,475
Subscriber acquisition advertising	131,082	106,907
Total subscriber acquisition costs	253,873	193,899
General and administrative expenses	184,924	186,577
Depreciation and amortization (Note 6)	135,085	155,115
Total costs and expenses	2,660,580	2,707,265

Operating income (loss)	507,202	430,735

Other Income (Expense):
Interest income	850	2,935
Interest expense, net of amounts capitalized	(182,340)	(195,645)
Other, net	945	1,433
Total other income (expense)	(180,545)	(191,277)

Income (loss) before income taxes	326,657	239,458
Income tax (provision) benefit, net	(82,504)	(61,822)
Net income (loss)	244,153	177,636
Less: Net income (loss) attributable to noncontrolling interests, net of tax	—	(124)
Net income (loss) attributable to DISH DBS	$244,153	$177,760

Comprehensive Income (Loss):
Net income (loss)	$244,153	$177,636
Other comprehensive income (loss):
Foreign currency translation adjustments	(352)	47
Unrealized holding gains (losses) on available-for-sale debt securities	(11)	152
Deferred income tax (expense) benefit, net	—	(38)
Total other comprehensive income (loss), net of tax	(363)	161
Comprehensive income (loss)	243,790	177,797
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	—	(124)
Comprehensive income (loss) attributable to DISH DBS	$243,790	$177,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total
Balance, December 31, 2018	$—	$1,152,369	$(376)	$(13,194,440)	$287	$(12,042,160)
Non-cash, stock-based compensation	—	11,003	—	—	—	11,003
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	152	—	—	152
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(38)	—	—	(38)
Foreign currency translation	—	—	47	—	—	47
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(124)	(124)
Net income (loss) attributable to DISH DBS	—	—	—	177,760	—	177,760
Balance, March 31, 2019	$—	$1,163,372	$(215)	$(13,016,680)	$163	$(11,853,360)

Balance, December 31, 2019	$—	$1,432,736	$(449)	$(12,366,909)	$—	$(10,934,622)
Non-cash, stock-based compensation	—	6,953	—	—	—	6,953
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(11)	—	—	(11)
Foreign currency translation	—	—	(352)	—	—	(352)
Net income (loss) attributable to DISH DBS	—	—	—	244,153	—	244,153
Balance, March 31, 2020	$—	$1,439,689	$(812)	$(12,122,756)	$—	$(10,683,879)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$244,153	$177,636
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	135,085	155,115
Realized and unrealized losses (gains) on investments	—	(2,331)
Non-cash, stock-based compensation	6,953	11,003
Deferred tax expense (benefit)	(13,519)	(23,218)
Allowance for credit losses and allowance for doubtful accounts, respectively	19,526	2,011
Other, net	4,804	(8,546)
Changes in current assets and current liabilities, net	137,511	84,379
Net cash flows from operating activities	534,513	396,049

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	(60,543)	(33,401)
Purchases of property and equipment	(75,421)	(93,803)
Other, net	2,017	9,425
Net cash flows from investing activities	(133,947)	(117,779)

Cash Flows From Financing Activities:
Redemption and repurchases of senior notes	—	(22,365)
Advances to/from affiliates	(82,415)	—
Repayment of long-term debt and finance lease obligations	(11,452)	(6,232)
Other, net	—	(400)
Net cash flows from financing activities	(93,867)	(28,997)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	306,699	249,273
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	78,103	130,076
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$384,802	$379,349

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

Pay-TV

We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming OTT Internet-based domestic, international and Latino video programming services (“Sling TV”). As of March 31, 2020, we had 11.323 million Pay-TV subscribers in the United States, including 9.012 million DISH TV subscribers and 2.311 million Sling TV subscribers.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are used in accounting for, among other things, allowances for credit losses, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, independent third-party retailer incentives, programming expenses and subscriber lives. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Marketable Investment Securities

All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

All debt securities are classified as available-for-sale and are recorded at fair value. Historically, we reported temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets. Subsequent to the adoption of ASU 2016-13 Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) during the first quarter of 2020, we report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets. The corresponding changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We evaluate our debt investment portfolio to determine whether declines in the fair value of these securities are related to credit loss. Management estimates credit losses on marketable debt securities utilizing a credit loss impairment model on a quarterly basis. We estimate the expected credit losses, measured over the contractual life of marketable debt securities considering relevant issuer specific factors, including but not limited to decrease in credit ratings or an entities ability to pay.

Trade Accounts Receivable

Prior to January 1, 2020, management estimated the amount of allowance for doubtful accounts for potential non-collectability of accounts receivable based upon past collection experience and consideration of other relevant factors. Subsequent to January 1, 2020 due to the adoption of ASU 2016-13, trade accounts receivable are recorded at amortized cost less an allowance for expected credit losses that are not expected to be recovered. We maintain allowances for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for expected credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability. Management estimates credit losses on financial assets, including our trade accounts receivable, utilizing a current expected credit loss impairment model. We estimate the expected credit losses, measured over the contractual life of an asset considering relevant historical loss information, credit quality of the customer base, current economic conditions and forecasts of future economic conditions.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In determining the allowance for credit losses management groups similar types of financial assets with consistent risk characteristics. Pools identified by management include but are not limited to residential customers, commercial customers and advertising services. The risk characteristics of the financial asset portfolios are monitored by management and reviewed periodically. The forecasts for future economic conditions are based on several factors including but not limited to, changes in the unemployment rate, external economic forecasts and current collection rates. Our estimates of the allowance for credit losses may not be indicative of our actual credit losses requiring additional charges to be incurred to reflect the actual amount collected.

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

As of March 31, 2020 and December 31, 2019, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses or net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 4 for the fair value of our marketable investment securities.

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

Revenue Recognition

Our revenue is primarily derived from Pay-TV programming services that we provide to our subscribers. We also generate revenue from equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our in-home service operations; warranty services; sales of digital receivers and related equipment to third-party pay-TV providers; satellite uplink and telemetry, tracking and control (“TT&C”) services; and revenue from in-home services. See Note 11 for further information, including revenue disaggregated by major source.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life. During the three months ended March 31, 2020 and 2019, we capitalized $38 million and $37 million, respectively, under these programs.  The amortization expense related to these programs was $27 million and $14 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, we had a total of $311 million and $300 million, respectively, capitalized on our Condensed Consolidated Balance Sheets. These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

We currently lease and historically have leased certain assets from EchoStar, including, among other things, satellites, office space and data centers. See Note 13 for further information on our Related Party Transactions with EchoStar. On May 19, 2019, DISH Network entered into a Master Transaction Agreement with EchoStar and effective September 10, 2019, certain satellites and real estate assets leased from EchoStar were transferred to DISH Network. See Note 13 “Related Party Transactions – Master Transaction Agreement” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for further information on the Master Transaction Agreement.

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

For equipment leased to new and existing DISH TV subscribers we made an accounting policy election to combine the equipment with our programming services as a single performance obligation in accordance with the revenue recognition guidance as the programming services are the predominant component. The revenue related to equipment leased to new and existing DISH TV subscribers would have otherwise been accounted for as an operating lease.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs totaled $6 million and $5 million for the three months ended March 31, 2020 and 2019, respectively.

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Cash paid for interest	$174,647	$226,535
Cash received for interest	850	2,935
Cash paid for income taxes	130	39
Cash paid for income taxes to DISH Network	90,617	78,143
Capitalized interest	—	264
Reclassification of a receivable from noncurrent to current	—	138,210

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

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31,	December 31,
	2020	2019
	(In thousands)
Marketable investment securities:
Current marketable investment securities	$60,532	$—
Restricted marketable investment securities (1)	393	390
Total marketable investment securities	60,925	390

Restricted cash and cash equivalents (1)	60,900	60,677

Other investment securities:
Other investment securities	107,203	106,874
Total other investment securities	107,203	106,874

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$229,028	$167,941

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio may consist of debt and equity instruments. All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All debt securities are classified as available-for-sale and are recorded at fair value. We report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets. The corresponding changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities

Our current marketable investment securities portfolio can include investments in various debt instruments including, among others, commercial paper, corporate securities and United States treasury and/or agency securities.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2020 and December 31, 2019, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2020 and December 31, 2019, we had accumulated net unrealized losses of less than $1 million and zero, respectively. These amounts, net of related tax effect, were accumulated net unrealized losses of less than $1 million and zero, respectively. All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).” The components of our available-for-sale investments are summarized in the table below.

	As of March 31, 2020				As of December 31, 2019
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$890	$4	$—	$4	$390	$—	$—	$—
Commercial paper	52,372	—	—	—	—	—	—	—
Corporate securities	7,473	—	(15)	(15)	—	—	—	—
Other	190	—	—	—	—	—	—	—
Total	$60,925	$4	$(15)	$(11)	$390	$—	$—	$—

As of March 31, 2020, restricted and non-restricted marketable investment securities included debt securities of $61 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$301,922	$90,375	$211,547	$—	$60,677	$60,677	$—	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$890	$890	$—	$—	$390	$390	$—	$—
Commercial paper	52,372	—	52,372	—	—	—	—	—
Corporate securities	7,473	—	7,473	—	—	—	—	—
Other	190	—	190	—	—	—	—	—
Total	$60,925	$890	$60,035	$—	$390	$390	$—	$—

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended
	March 31,
Other, net:	2020	2019
	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$—	$2,770
Costs related to early redemption of debt	—	(439)
Equity in earnings of affiliates	278	(944)
Other	667	46
Total	$945	$1,433

5.	Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2020	2019
	(In thousands)
Finished goods	$276,874	$254,240
Work-in-process and service repairs	26,954	34,120
Raw materials	20,881	33,623
Total inventory	$324,709	$321,983

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	March 31,	December 31,
	(In Years)	2020	2019
		(In thousands)
Equipment leased to customers	2-5	$1,797,144	$1,837,503
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements	15	398,107	398,107
Furniture, fixtures, equipment and other	2-20	1,925,852	1,894,629
Buildings and improvements	5-40	291,882	289,421
Land	-	13,186	13,186
Construction in progress	-	58,638	70,081
Total property and equipment		5,173,722	5,191,840
Accumulated depreciation		(3,468,752)	(3,440,267)
Property and equipment, net		$1,704,970	$1,751,573

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Equipment leased to customers	$79,682	$108,136
Satellites	23,797	10,655
Buildings, furniture, fixtures, equipment and other	31,606	36,324
Total depreciation and amortization	$135,085	$155,115

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of March 31, 2020, our pay-TV satellite fleet consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A

Leased from EchoStar (1):
EchoStar IX	August 2003	121	Month to month

Leased from DISH Network (2):
EchoStar X	February 2006	110	February 2021
EchoStar XI	July 2008	110	September 2021
EchoStar XIV	March 2010	119	February 2023
EchoStar XVI	November 2012	61.5	January 2023
Nimiq 5 (3)	September 2009	72.7	September 2020
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2021

(1)	See Note 13 for further information on our Related Party Transactions with EchoStar.
(2)	See Note 13 for further information on our Related Party Transactions with DISH Network.
(3)	The Nimiq 5 satellite, for which we have the option to renew on a year-to-year basis through September 2024 (when DISH Network’s lease term expires) was previously classified as an operating lease. As a result of the Master Transaction Agreement and expiration of the initial lease term, we now include our options to renew the lease through September 2024 in the lease term as we are reasonably certain to exercise those options. Accordingly, Nimiq 5 is now accounted for as a finance lease.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Operating lease cost	$61,715	$80,286

Short-term lease cost (1)	2,667	19,285

Finance lease cost:
Amortization of right-of-use assets	12,448	6,108
Interest on lease liabilities	4,798	1,181
Total finance lease cost	17,246	7,289
Total lease costs	$81,628	$106,860

(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$61,808	$81,012
Operating cash flows from finance leases	$4,798	$1,195
Financing cash flows from finance leases	$11,466	$6,055

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,749	$47,321
Finance leases	$—	$—

Right-of-use assets and liabilities recognized at January 1, 2019 upon adoption of ASC 842		$730,180

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	March 31, 2020	December 31, 2019
	(In thousands)
Operating Leases:
Operating lease assets	$516,318	$553,576

Other current liabilities	$205,068	$202,972
Operating lease liabilities	310,710	350,155
Total operating lease liabilities	$515,778	$553,127

Finance Leases:
Property and equipment, gross	$399,764	$399,764
Accumulated depreciation	(214,322)	(201,873)
Property and equipment, net	$185,442	$197,891

Other current liabilities	$49,743	$48,678
Other long-term liabilities	151,421	163,939
Total finance lease liabilities	$201,164	$212,617

Weighted Average Remaining Lease Term:
Operating leases	3.2 years	3.4 years
Finance leases	4.0 years	4.2 years

Weighted Average Discount Rate:
Operating leases	9.0%	9.1%
Finance leases	9.5%	9.5%

Maturities of lease liabilities as of March 31, 2020 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total
	(In thousands)
2020 (remaining nine months)	$181,706	$50,056	$231,762
2021	203,198	66,279	269,477
2022	130,570	50,227	180,797
2023	26,599	42,862	69,461
2024	11,112	32,147	43,259
Thereafter	42,350	—	42,350
Total lease payments	595,535	241,571	837,106
Less: Imputed interest	(79,757)	(40,407)	(120,164)
Total	515,778	201,164	716,942
Less: Current portion	(205,068)	(49,743)	(254,811)
Long-term portion of lease obligations	$310,710	$151,421	$462,131

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.	Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
5 1/8% Senior Notes due 2020 (1)	$1,100,000	$1,097,173	$1,100,000	$1,110,208
6 3/4% Senior Notes due 2021	2,000,000	2,022,220	2,000,000	2,109,420
5 7/8% Senior Notes due 2022	2,000,000	1,973,200	2,000,000	2,129,580
5 % Senior Notes due 2023	1,500,000	1,446,765	1,500,000	1,543,770
5 7/8% Senior Notes due 2024	2,000,000	1,951,160	2,000,000	2,049,080
7 3/4% Senior Notes due 2026	2,000,000	2,058,380	2,000,000	2,128,900
Other notes payable	25,996	25,996	25,996	25,996
Subtotal	10,625,996	$10,574,894	10,625,996	$11,096,954
Unamortized deferred financing costs and debt discounts, net	(14,868)		(16,250)
Finance lease obligations (2)	201,164		212,617
Total long-term debt and finance lease obligations (including current portion)	$10,812,292		$10,822,363

(1)	On May 1, 2020, we redeemed the principal balance of our 5 1/8% Senior Notes due 2020.
(2)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

9.	Commitments and Contingencies

Commitments

DISH Network Spectrum

Since 2008, DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, DISH Network notified the FCC that it planned to deploy a narrowband Internet of Things (“IoT”) network on certain of these wireless licenses, which was to be the first phase of its network deployment (“First Phase”). DISH Network expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. DISH Network has entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, radio frequency (“RF”) design, and deployment services for the First Phase. Among other things, initial RF design in connection with the First Phase was complete, DISH Network had secured certain tower sites, and was in the process of identifying and securing additional tower sites. The core network had been installed and commissioned. DISH Network installed the first base stations on sites in 2018 and was in the process of deploying the remaining base stations. During October 2019, DISH Network paused work on its narrowband IoT deployment due to its March 2020 build-out deadlines being tolled. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, DISH Network determined that the revision of certain of its buildout deadlines was probable and, therefore, DISH Network no longer intends to complete its narrowband IoT deployment. DISH Network has issued requests for information and proposals (“RFI/Ps”) to various vendors in the wireless industry as it moves forward with its 5G broadband network deployment (“5G Network Deployment”). DISH Network currently expects expenditures for its wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest. DISH Network currently expects expenditures for its 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.

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

Asset Purchase Agreement. On July 26, 2019, DISH Network entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and given the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”).

Pursuant to the APA, at the closing of the transaction, NTM will sell to DISH Network and DISH Network will acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile, Virgin Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the Closing Date (the “Prepaid Business Sale”).

At the closing of the Prepaid Business Sale, DISH Network and NTM will enter into a transition services agreement under which DISH Network will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by NTM to DISH Network (the “MNSA”), an option agreement entitling DISH Network to acquire certain decommissioned cell sites and retail stores of NTM (the “Option Agreement”) and an agreement under which DISH Network would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”).  See Note 10 “Commitments and Contingencies – Commitments – Sprint Asset Acquisition” of DISH Network’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020 for further information on the Transaction Agreements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Beginning on November 5, 2019, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Prepaid Business Sale is not consummated, the original deadlines would be reinstated with extensions equal to the length of time the deadline was tolled.  During October 2019, DISH Network paused work on its narrowband IoT deployment due to its March 2020 build-out deadlines being tolled.  In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, DISH Network determined that the revision of certain of its buildout deadlines was probable and, therefore, DISH Network no longer intends to complete its narrowband IoT deployment.  DISH Network has issued RFI/Ps to various vendors in the wireless industry as it moves forward with its 5G Network Deployment.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

We have made and may make cash distributions to finance, in whole or in part, loans that DISH Network has made or may make in the future to the Northstar Entities and the SNR Entities related to DISH Network’s non-controlling investments in these entities. There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

See Note 10 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for further information.

Contingencies

Separation Agreement

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar. In connection with the Spin-off, DISH Network entered into a separation agreement with EchoStar that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH Network will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as DISH Network’s acts or omissions following the Spin-off. On February 28, 2017, DISH Network and EchoStar and certain of their respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”) that was previously entered into on January 31, 2017 (the “Share Exchange”), pursuant to which certain assets that were transferred to EchoStar in the Spin-off were transferred back to DISH Network. On September 10, 2019, DISH Network and EchoStar and certain of their respective subsidiaries completed the transactions contemplated by the Master Transaction Agreement (the “Master Transaction Agreement”) that was previously entered into on May 19, 2019, pursuant to which certain assets that were transferred to EchoStar in the Spin-off were transferred back to DISH Network. The Share Exchange Agreement and the Master Transaction Agreement contain additional indemnification provisions between DISH Network and EchoStar for certain liabilities and legal proceedings.

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

City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust

On July 2, 2019, a putative class action lawsuit was filed by a purported EchoStar stockholder in the District Court of Clark County, Nevada under the caption City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust v. Ergen, et al., Case No. A-19-797799-B. The lawsuit named as defendants Mr. Ergen, the other members of the EchoStar Board, as well as EchoStar, certain of its officers, DISH Network and certain of DISH Network’s and EchoStar’s affiliates. Plaintiff alleges, among other things, breach of fiduciary duties in approving the transactions contemplated under the Master Transaction Agreement for inadequate consideration and pursuant to an unfair and conflicted process, and that EchoStar, DISH Network and certain other defendants aided and abetted such breaches. In the operative First Amended Complaint, filed on October 11, 2019, the plaintiff dropped as defendants the EchoStar board members other than Mr. Ergen. See Note 13 “Related Party Transactions – Master Transaction Agreement” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for further information on the Master Transaction Agreement. Plaintiff seeks equitable relief, including the issuance of additional DISH Network Class A Common Stock, monetary relief and other costs and disbursements, including attorneys’ fees.

DISH Network intends to vigorously defend this case, but cannot predict with any degree of certainty the outcome of this suit or determine the extent of any potential liability or damages.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against DISH Network, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah. The complaint alleges willful infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.” ClearPlay alleges that the AutoHop™ feature of our Hopper set-top box infringes the asserted patents. On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action. In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. On October 31, 2016, the stay was lifted. The trial has been set for January 25, 2021. The report issued by ClearPlay’s damages expert contends that ClearPlay is entitled to $543 million in damages.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation. On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions. On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims. On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims. Customedia appealed its losses before the United States Patent and Trademark Office. The Court of Appeals for the Federal Circuit heard oral argument on November 6, 2019 on the appeal involving the 437 patent, and summarily affirmed the patent’s invalidity on November 8, 2019. On January 7, 2020, Customedia petitioned the Court of Appeals for rehearing or rehearing en banc, raising issues about the constitutionality of the appointment of the administrative patent judges that heard the petition before the Patent and Trademark Office, but the Court of Appeals denied rehearing on March 5, 2020. The Court of Appeals heard oral argument on the appeal involving the 090 patent and the 494 patent on December 3, 2019, and affirmed those patents’ invalidity on March 6, 2020. On May 5, 2020, Customedia filed petitions in the Federal Circuit for rehearing and rehearing en banc, seeking to reverse our appellate victories on the 090 and 494 patents.

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

Innovative Foundry Technologies

On December 20, 2019, Innovative Foundry Technologies LLC filed a complaint against DISH Network (as well as Semiconductor Manufacturing International Corporation; Broadcom Incorporated; Broadcom Corporation; and Cypress Semiconductor Corporation) in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,580,122 (the “122 patent”), entitled “Transistor Device Having an Enhanced Width Dimension and a Method of Making Same”; United States Patent No. 6,806,126 (the “126 patent”), entitled “Method of Manufacturing a Semiconductor Component”; United States Patent No. 6,933,620 (the “620 patent”), entitled “Semiconductor Component and Method of Manufacture”; and United States Patent No. 7,009,226 (the “226 patent”), entitled “In-Situ Nitride/Oxynitride Processing with Reduced Deposition Surface Pattern Sensitivity.” On April 9, 2020, Semiconductor Manufacturing International Corporation filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 226 patent, and on April 14, 2020, it filed petitions challenging the validity of the asserted claims of the 126 patent and 620 patent.

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

Multimedia Content Management LLC

On July 25, 2018, Multimedia Content Management LLC (“Multimedia”) filed a complaint against DISH Network in the United States District Court for the Western District of Texas. Multimedia alleges that DISH Network infringes United States Patent No. 8,799,468 (the “468 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” and United States Patent No. 9,465,925 (the “925 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” in connection with impulse pay per view content offerings on certain set-top boxes. Multimedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. On March 7, 2019, pursuant to stipulation, the Court substituted our wholly owned subsidiary DISH Network L.L.C. as the defendant in our place. On April 23, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents. On November 13, 2019, the United States Patent and Trademark Office denied institution on both of the petitions. On December 13, 2019, DISH Network L.L.C. filed a motion for reconsideration, which the United States Patent and Trademark Office denied on March 10, 2020. On March 26, 2020, pursuant to the parties’ joint request, the Court dismissed the matter with prejudice. This matter is now concluded.

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

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging all asserted claims of each of the asserted patents, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in our petition. On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions. The Colorado Action in the district court has been stayed since February 26, 2019, pending resolution of the petitions.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The first phase of the bench trial took place January 19, 2016 through February 11, 2016, and the second phase took place October 25, 2016 through November 2, 2016.

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

Among other things, the Amended Injunction provided DISH Network L.L.C. a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH TV goods and services. On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit, which heard oral argument on September 17, 2018. On March 26, 2020, the United States Court of Appeals for the Seventh Circuit issued an opinion largely affirming DISH Network L.L.C.’s liability, but vacating and remanding the damages award. The United States Court of Appeals for the Seventh Circuit has granted DISH Network L.L.C. an extension until June 10, 2020 in which to file a petition for rehearing and/or rehearing en banc.

Our total accrual at March 31, 2020 and December 31, 2019 related to the FTC Action was $280 million, which was recorded in prior periods and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets. Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017. The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We may also from time to time be subject to private civil litigation alleging telemarketing violations. For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”). Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA. On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA. On April 5, 2018, the Court entered a $61 million judgment in favor of the class. DISH Network L.L.C. appealed and on May 30, 2019, the United States Court of Appeals for the Fourth Circuit affirmed. On October 15, 2019, DISH Network L.L.C. filed a petition for writ of certiorari, requesting that the United States Supreme Court agree to hear a further appeal, but it denied the petition on December 16, 2019. On January 21, 2020, DISH Network L.L.C. filed a second notice of appeal relating to the district court’s orders on the claims administration process to identify, and disburse funds to, individual class members. Our total accrual related to the Krakauer Action at December 31, 2018 was $61 million, which was recorded in prior periods and was included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets. During the third quarter 2019, the judgment was paid to the court.

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

On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent. On February 27, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 243 and 412 patents. On October 26, 2017, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent, and it invalidated all of the asserted claims of those patents. On February 7, 2018, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 404 patent, and it invalidated all of the asserted claims of that patent on the basis of our petition. On February 10, 2018, the United States Patent and Trademark Office issued a final written decision on our petition challenging the 268 patent, and it invalidated all of the asserted claims. On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. All asserted claims have now been invalidated by the United States Patent and Trademark Office. TQ Delta has filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Turner Network Sales

On October 6, 2017, Turner Network Sales, Inc. (“Turner”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York. The operative First Amended Complaint alleges that DISH Network L.L.C. improperly calculated and withheld licensing fees owing to Turner in connection with its carriage of CNN and other networks. On December 14, 2017, DISH Network L.L.C. filed its operative first amended counterclaims against Turner. In the counterclaims, DISH Network L.L.C. seeks a declaratory judgment that it properly calculated the licensing fees owed to Turner for carriage of CNN, and also alleges claims for unrelated breaches of the parties’ affiliation agreement. In its October 1, 2018 damage expert’s report, Turner claimed damages of $159 million, plus $24 million in interest. On September 27, 2019, the Court granted, in part, Turner’s motion for summary judgment, holding, in part, that Turner was entitled to recover approximately $20 million in license fee payments that DISH Network L.L.C. had withheld after it discovered previous over-payments. On February 12, 2020, the parties filed a stipulation to dismiss certain of their respective claims. Trial on the remaining claims in this matter has been re-set for August 17, 2020, where DISH Network L.L.C.’s incremental exposure (per Turner’s damages expert’s amended report) is approximately $206 million.

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

On June 25, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 005 patent. On July 19, 2019 and July 22, 2019, respectively, Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all asserted claims of the 273 patent and the 609 patent. On August 12, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 118 patent. On October 18, 2019, pursuant to a stipulation of the parties, the Court entered a stay of the trial proceedings. On January 9, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 005 patent. On January 15, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 273 patent. On February 4, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 609 patent. On February 25, 2020, the United States Patent and Trademark Office declined to institute proceedings on the petition challenging the 118 patent.

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

On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See Note 10 “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for further information. Thereafter, the Court maintained the stay until October 26, 2018. On February 11, 2019, the Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, which has been fully briefed since June 3, 2019.

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

The following table summarizes revenue by geographic region:

	For the Three Months Ended
	March 31,
Revenue:	2020	2019
	(In thousands)
United States	$3,157,304	$3,127,109
Canada and Mexico	10,478	10,891
Total revenue	$3,167,782	$3,138,000

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended
	March 31,
Category:	2020	2019
	(In thousands)
Pay-TV video and related revenue	$3,130,900	$3,097,936
Equipment sales and other revenue	36,882	40,064
Total	$3,167,782	$3,138,000

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.	Contract Balances

Our valuation and qualifying accounts as of March 31, 2020 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period
	(In thousands)
For the three months ended March 31, 2020	$19,280	$39,510	$(19,984)	$38,806

Deferred revenue related to contracts with our customers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets. Changes in deferred revenue related to contracts with our customers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2019	$609,054
Recognition of unearned revenue	(1,488,531)
Deferral of revenue	1,479,875
Balance as of March 31, 2020	$600,398

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of our future revenue.

13.	Related Party Transactions

Master Transaction Agreement

On May 19, 2019, DISH Network entered into the Master Transaction Agreement pursuant to which, on September 10, 2019, EchoStar transferred to DISH Network certain assets and liabilities of its EchoStar Satellite Services segment. As a result of the Master Transaction Agreement, certain agreements that we had with EchoStar have been transferred to DISH Network. The following is a summary of the terms of our principal agreements with DISH Network that may have an impact on our financial condition and results of operations. See Note 13 “Related Party Transactions – Master Transaction Agreement” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for further information on the Master Transaction Agreement.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Related Party Transactions with DISH Network

“Satellite and transmission expenses”

During the three months ended March 31, 2020 and 2019, we incurred $56 million and $17 million, respectively, for satellite capacity leased from DISH Network and telemetry, tracking and control and other professional services provided to us by DISH Network. As a result of the Master Transaction Agreement, discussed above, DISH Network is now a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Nimiq 5 Agreement. During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”). During 2009, EchoStar also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we received service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement. Under the terms of the DISH Nimiq 5 Agreement, we made certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continued through the service term. Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term would expire ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we had the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Upon in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, we had certain rights to receive service from EchoStar on a replacement satellite. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, the Telesat Transponder Agreement was transferred to DISH Network and we began receiving transponder services on the Nimiq 5 satellite from a wholly-owned subsidiary of DISH Network as of the same date and exercised our option to renew for a one-year period through September 2020. As discussed in Note 6, “Property and Equipment and Intangible Assets,” the Nimiq 5 satellite lease has been accounted for as a finance lease since September 2019. Accordingly, expenses related to this lease are no longer recorded in “Satellite and transmission expenses,” but rather in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the three months ended March 31, 2020, we recorded $9 million of “Depreciation and amortization expense” and $4 million of “Interest expense, net of amounts capitalized” related to Nimiq 5.

QuetzSat-1 Lease Agreement. During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite. During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we received service from EchoStar on 24 DBS transponders. QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explored alternative uses for the QuetzSat-1 satellite. In the interim, EchoStar provided us with alternate capacity at the 77 degree orbital location. In January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013. Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the initial service term will expire in November 2021. Upon expiration of the initial term, we have the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. Upon an in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from DISH Network on a replacement satellite. There can be no assurance that any options to renew the QuetzSat-1 Transponder Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite. Our lease arrangement with DISH Network expires in November 2021.

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

“General and administrative expenses”

During the three months ended March 31, 2020 and 2019, we incurred $2 million and zero, respectively, for general and administrative expenses for services provided to us by DISH Network. These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. On September 10, 2019, in connection with the Master Transaction Agreement discussed above and we began leasing office space owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. The term of each lease is set forth below:

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

Other Agreements – DISH Network

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations. During the three months ended March 31, 2020 and 2019, the costs associated with these services was $21 million and $12 million, respectively.

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

“Trade accounts receivable”

As of March 31, 2020 and December 31, 2019, trade accounts receivable from EchoStar was $2 million and $1 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of March 31, 2020 and December 31, 2019, trade accounts payable to EchoStar was $8 million and $3 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended March 31, 2020 and 2019, we received $1 million and $2 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements. DISH Network has entered into lease agreements pursuant to which DISH Network leases certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, DISH Network began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in August 2021.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	90 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2022. EchoStar has the option to renew this lease for four three-year periods.

●	Cheyenne Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. In connection with the Master Transaction Agreement, DISH Network and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term.

●	Gilbert Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 801 N. DISH Dr., Gilbert, Arizona for a period ending in March 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. This lease was terminated effective September 10, 2019.

●	American Fork Occupancy License Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we acquired the lease for certain space at 796 East Utah Valley Drive, American Fork, Utah, and we sublease certain space at this location to EchoStar for a period ending in August 2017. In June 2017, EchoStar exercised its five-year renewal option for a period ending in August 2022. This lease was terminated effective March 2019.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Satellite and transmission expenses”

During the three months ended March 31, 2020 and 2019, we incurred $1 million and $71 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar. EchoStar was the supplier of the vast majority of our transponder capacity. On May 19, 2019, DISH Network entered into the Master Transaction Agreement pursuant to which, on September 10, 2019, certain of these satellites were transferred to DISH Network. We are now leasing this satellite capacity from DISH Network. These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Satellite Capacity Leased from EchoStar. We have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar. The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease. See “Pay-TV Satellites” in Note 6 for further information. The term of each lease is set forth below:

●	EchoStar VII, X, XI and XIV. On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar VII, X, XI and XIV satellites. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. The satellite capacity agreement for EchoStar VII expired on June 30, 2018. On May 19, 2019, DISH Network entered into the Master Transaction Agreement pursuant to which, on September 10, 2019, these satellites were transferred to DISH Network.

●	EchoStar IX. We lease certain satellite capacity from EchoStar on EchoStar IX. Subject to availability, we generally have the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis.

●	EchoStar XVI. In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date. EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service. Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year. Prior to expiration of the initial term, we had the option to renew for an additional five-year period. In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023. We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023. There can be no assurance that the option to renew this agreement will be exercised. During 2018, we and EchoStar further amended the agreement to, among other things, allow us to place and use certain satellites at the 61.5 degree orbital location. On May 19, 2019, DISH Network entered into the Master Transaction Agreement pursuant to which, on September 10, 2019, this satellite was transferred to DISH Network.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“General and administrative expenses”

During the three months ended March 31, 2020 and 2019, we incurred $4 million and $5 million, respectively, for general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Additionally, DISH Network and EchoStar agreed that DISH Network shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services. The Professional Services Agreement renewed on January 1, 2020 for an additional one-year period until January 1, 2021 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice. In connection with the completion of the Share Exchange on February 28, 2017, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Share Exchange Agreement. In addition, on May 19, 2019, DISH Network entered into the Master Transaction Agreement, pursuant to which, effective September 10, 2019, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Master Transaction Agreement and to remove certain services no longer necessary as a result of the Master Transaction Agreement. Revenue for services provided by us to EchoStar under the Professional Services Agreement is recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended March 31, 2020 and 2019, these payments were $4 million and $6 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the three months ended March 31, 2020 and 2019, we purchased broadband equipment from HNS of $4 million and $5 million under the MSA, respectively.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$14,092	$14,359

	As of
	March 31,	December 31,
	2020	2019
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$8,576	$9,630
Commitments to NagraStar	$2,731	$4,893

Related Party Transactions with Dish Mexico

Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) is an entity that provides direct-to-home satellite services in Mexico, which is owned 49% by EchoStar. We provide certain broadcast services and certain satellite services to Dish Mexico, which are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Sales:
Uplink services	$1,381	$1,404
Total	$1,381	$1,404

	As of
	March 31,	December 31,
	2020	2019
	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$1,904	$1,191

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Financial Highlights

2020 First Quarter Consolidated Results of Operations and Key Operating Metrics

●	Revenue of $3.168 billion
●	Net income attributable to DISH DBS of $244 million
●	Loss of approximately 413,000 net Pay-TV subscribers
●	Loss of approximately 132,000 net DISH TV subscribers
●	Loss of approximately 281,000 net Sling TV subscribers
●	Pay-TV ARPU of $88.76
●	Gross new DISH TV subscriber activations of approximately 299,000
●	DISH TV churn rate of 1.54%
●	DISH TV SAC of $861

Consolidated Financial Condition as of March 31, 2020

●	Cash, cash equivalents and current marketable investment securities of $384 million
●	Total assets of $4.634 billion
●	Total long-term debt and finance lease obligations of $10.812 billion

We currently operate one business segment.

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide health pandemic.  To date, COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have and may continue to adversely affect our business operations and may materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our customers are impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups and, in some areas, to refrain from non-essential movements outside of their homes. Governmental authorities in affected regions are taking increasingly dramatic action in an effort to slow the spread of COVID-19. COVID-19 has impacted our business, in particular the following areas:

●	In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees. Those employees who are able to work from home are doing so. For employees who are unable to work from home, such as our in-home services and remanufacturing personnel, we have implemented increased health and safety practices including, increased use of personal protective equipment for those employees to protect them and our subscribers.

●	Our commercial services were impacted as many bars, restaurants, and other commercial establishments were recommended and/or mandated to suspend all non-essential “in-person” business operations. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand.

●	In the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes. As a result, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease.

●	Our DISH Smart Home Services brand was impacted as in-home installation and support has been impacted by government actions and/or related lower consumer demand for these services.

●	Widespread unemployment may impact both our commercial and residential subscribers’ ability to pay for the services they receive and as a result, we have increased our allowances for credit losses, as a component of “Trade accounts receivable, net” as of March 31, 2020 on our Condensed Consolidated Balance Sheets. We continue to monitor the health of our business, including the potential impact of widespread unemployment on our subscribers’ ability to pay for the services they receive.

●	Our supply chain has been impacted by COVID-19, and there could be significant and unanticipated interruptions and/or delays in our supply chain. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays. These interruptions and/or delays in our supply chain could have a material adverse effect on our business.

●	Due to the current economic climate, combined with changing needs of our customers and how we can best serve them, during April 2020, we made the decision to reevaluate our organization. This included a focused set of staffing reductions to align our workforce to best serve our Pay-TV customers.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health agencies and may take additional actions based on their recommendations. In these circumstances, there may be developments beyond our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The Sling branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”), Internet-based domestic, international and Latino video programming services (“Sling TV”). As of March 31, 2020, we had 11.323 million Pay-TV subscribers in the United States, including 9.012 million DISH TV subscribers and 2.311 million Sling TV subscribers.

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

We face competition from providers of video content distributed over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These providers include, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, Verizon, AT&T, ViacomCBS, STARZ, Fubo and Philo.  Many of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do. In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings. Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services. Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings. This competition, among other things, has caused the rate of growth in subscribers to our Sling TV services to decrease. In June 2018, we launched additional Sling TV services which include offering consumers a la carte channel subscriptions, access to pay-per-view events and movies, and access to free content. There can be no assurance that these additional services and other offers will positively affect our results of operations or our net Sling TV subscribers.

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

Future Liquidity

Debt Maturity

Our 5 1/8% Senior Notes with an aggregate principal balance of $1.1 billion were redeemed on May 1, 2020.

DISH Network Spectrum

Since 2008, DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, DISH Network notified the FCC that it planned to deploy a narrowband Internet of Things (“IoT”) network on certain of these wireless licenses, which was to be the first phase of its network deployment (“First Phase”). DISH Network expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. DISH Network has entered into vendor contracts with multiple parties for, among other things, base stations, chipsets, modules, tower leases, the core network, radio frequency (“RF”) design, and deployment services for the First Phase. Among other things, initial RF design in connection with the First Phase was complete, DISH Network had secured certain tower sites, and was in the process of identifying and securing additional tower sites. The core network had been installed and commissioned. DISH Network installed the first base stations on sites in 2018 and was in the process of deploying the remaining base stations. During October 2019, DISH Network paused work on its narrowband IoT deployment due to its March 2020 build-out deadlines being tolled. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, DISH Network determined that the revision of certain of its buildout deadlines was probable and, therefore, DISH Network no longer intends to complete its narrowband IoT deployment. DISH Network has issued requests for information and proposals (“RFI/Ps”) to various vendors in the wireless industry as it moves forward with its 5G broadband network deployment (“5G Network Deployment”). DISH Network currently expects expenditures for its wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest. DISH Network currently expects expenditures for its 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.

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

Asset Purchase Agreement. On July 26, 2019, DISH Network entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and given the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”).

Pursuant to the APA, at the closing of the transaction, NTM will sell to DISH Network and DISH Network will acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile, Virgin Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the Closing Date (the “Prepaid Business Sale”).

At the closing of the Prepaid Business Sale, DISH Network and NTM will enter into a transition services agreement under which DISH Network will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by NTM to DISH Network (the “MNSA”), an option agreement entitling DISH Network to acquire certain decommissioned cell sites and retail stores of NTM (the “Option Agreement”) and an agreement under which DISH Network would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”).  See Note 10 “Commitments and Contingencies – Commitments – Sprint Asset Acquisition” of DISH Network’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020 for further information on the Transaction Agreements.

Beginning on November 5, 2019, the March 7, 2020 build-out deadline for both the AWS-4 and Lower 700 MHz E Block spectrum bands is tolled; however, if the Prepaid Business Sale is not consummated, the original deadlines would be reinstated with extensions equal to the length of time the deadline was tolled.  During October 2019, DISH Network paused work on its narrowband IoT deployment due to its March 2020 build-out deadlines being tolled.  In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, DISH Network determined that the revision of certain of its buildout deadlines was probable and, therefore, DISH Network no longer intends to complete its narrowband IoT deployment.  DISH Network has issued RFI/Ps to various vendors in the wireless industry as it moves forward with its 5G Network Deployment.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

We have made and may make cash distributions to finance, in whole or in part, loans that DISH Network has made or may make in the future to the Northstar Entities and the SNR Entities related to DISH Network’s non-controlling investments in these entities. There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions.

See Note 10 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for further information.

Master Transaction Agreement

On May 19, 2019, DISH Network entered into a Master Transaction Agreement with EchoStar (the “Master Transaction Agreement”) and effective September 10, 2019, certain satellites and real estate assets leased from EchoStar were transferred to DISH Network. As a result of the Master Transaction Agreement, DISH Network is now a supplier of the vast majority of our transponder capacity. See Note 13 “Related Party Transactions – Master Transaction Agreement” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for further information on the Master Transaction Agreement.

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

Equipment sales and other revenue. “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to independent third-party retailers and other independent third-party distributors of our equipment, sales of digital receivers and related components to third-party pay-TV providers, revenue from Smart-Home Services and revenue from services and other agreements with EchoStar.

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

Cost of sales - equipment and other. “Cost of sales - equipment and other” primarily includes the cost of non-subsidized sales of DBS accessories to independent third-party retailers and other independent third-party distributors of our equipment, costs associated with sales of digital receivers and related components to third-party pay-TV providers, costs associated with Smart-Home Services and costs related to services and other agreements with EchoStar.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2020	2019	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,130,900	$3,097,936	$32,964	1.1
Equipment sales and other revenue	36,882	40,064	(3,182)	(7.9)
Total revenue	3,167,782	3,138,000	29,782	0.9

Costs and Expenses:
Subscriber-related expenses	1,933,823	1,976,436	(42,613)	(2.2)
% of Subscriber-related revenue	61.8%	63.8%
Satellite and transmission expenses	122,061	154,897	(32,836)	(21.2)
% of Subscriber-related revenue	3.9%	5.0%
Cost of sales - equipment and other	30,814	40,341	(9,527)	(23.6)
Subscriber acquisition costs	253,873	193,899	59,974	30.9
General and administrative expenses	184,924	186,577	(1,653)	(0.9)
% of Total revenue	5.8%	5.9%
Depreciation and amortization	135,085	155,115	(20,030)	(12.9)
Total costs and expenses	2,660,580	2,707,265	(46,685)	(1.7)

Operating income (loss)	507,202	430,735	76,467	17.8

Other Income (Expense):
Interest income	850	2,935	(2,085)	(71.0)
Interest expense, net of amounts capitalized	(182,340)	(195,645)	13,305	6.8
Other, net	945	1,433	(488)	(34.1)
Total other income (expense)	(180,545)	(191,277)	10,732	5.6

Income (loss) before income taxes	326,657	239,458	87,199	36.4
Income tax (provision) benefit, net	(82,504)	(61,822)	(20,682)	(33.5)
Effective tax rate	25.3%	25.8%
Net income (loss)	244,153	177,636	66,517	37.4
Less: Net income (loss) attributable to noncontrolling interests, net of tax	—	(124)	124	*
Net income (loss) attributable to DISH DBS	$244,153	$177,760	$66,393	37.3

Other Data:
Pay-TV subscribers, as of period end (in millions) **	11.323	12.063	(0.740)	(6.1)
DISH TV subscribers, as of period end (in millions) **	9.012	9.639	(0.627)	(6.5)
Sling TV subscribers, as of period end (in millions)	2.311	2.424	(0.113)	(4.7)
Pay-TV subscriber additions (losses), net (in millions) **	(0.413)	(0.259)	(0.154)	(59.5)
DISH TV subscriber additions (losses), net (in millions) **	(0.132)	(0.266)	0.134	50.4
Sling TV subscriber additions (losses), net (in millions)	(0.281)	0.007	(0.288)	*
Pay-TV ARPU	$88.76	$85.03	$3.73	4.4
DISH TV subscriber additions, gross (in millions)	0.299	0.243	0.056	23.0
DISH TV churn rate	1.54%	1.74%	(0.20)%	(11.5)
DISH TV SAC	$861	$828	$33	4.0
EBITDA	$643,232	$587,407	$55,825	9.5

* Percentage is not meaningful.

**During the three months ended March 31, 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  The effect of the removal of these 250,000 subscribers as of March 31, 2020 was excluded from the calculation of our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate for the three months ended March 31, 2020.  See “Results of Operations – Pay-TV subscribers” for further information.

Pay-TV subscribers

DISH TV subscribers. We lost approximately 132,000 net DISH TV subscribers during the three months ended March 31, 2020 compared to the loss of approximately 266,000 net DISH TV subscribers during the same period in 2019. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate and higher gross new DISH TV subscriber activations.

Sling TV subscribers. We lost approximately 281,000 net Sling TV subscribers during the three months ended March 31, 2020 compared to the addition of approximately 7,000 net Sling TV subscribers during the same period in 2019. This decrease in net Sling TV subscriber additions was primarily related to lower Sling TV subscriber activations, increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, and delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the three months ended March 31, 2020, we activated approximately 299,000 gross new DISH TV subscribers compared to approximately 243,000 gross new DISH TV subscribers during the same period in 2019, an increase of 23.0%. The increase in gross new DISH TV subscribers resulted from the effectiveness of our promotions and product offers. Although our gross new DISH TV subscriber activations increased, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers; and channel removals. In the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes.  As a result, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing.

DISH TV churn rate. Our DISH TV churn rate for the three months ended March 31, 2020 was 1.54% compared to 1.74% for the same period in 2019. This decrease primarily resulted from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate for the three months ended March 31, 2020 was negatively impacted by various channel removals, including Fox RSN’s removal of certain of its channels from our programming lineup. Our DISH TV churn rate for the three months ended March 31, 2019 was negatively impacted by Univision’s removal of certain of its channels from our programming lineup. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts. In the second half of March 2020, our DISH TV churn rate was positively impacted by COVID-19, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing.

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments were recommended and/or ordered to suspend all non-essential “in-person” business operations. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which are no longer open to the public, we have paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. As of March 31, 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or we anticipate the account to disconnect due to COVID-19.

While our ending Pay-TV subscriber count as of March 31, 2020 was adjusted for the one-time removal of 250,000 commercial subscribers, discussed above, gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate for the period ended March 31, 2020 were not adjusted for the impact of COVID-19. We cannot predict when these commercial accounts will be able to fully reopen, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return. We currently do not expect to incur any significant expenses in connection with the re-activation of returning commercial accounts. Accordingly, the reactivation of these commercial accounts will adjust our ending subscriber count in future periods and will not be recorded as gross new Pay-TV subscriber activations for the period in which they return. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our subscriber base, gross new DISH TV subscribers and our DISH TV churn rate as a result of, among other things, higher unemployment and lower discretionary spending and our reduced ability to perform our in-home service operations due to the impact of social distancing. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition and results of operations.

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

Subscriber-related revenue. “Subscriber-related revenue” totaled $3.131 billion for the three months ended March 31, 2020, an increase of $33 million or 1.1% compared to the same period in 2019. The increase in “Subscriber-related revenue” compared to the same period in 2019 was primarily related to an increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $88.76 during the three months ended March 31, 2020 versus $85.03 during the same period in 2019. The $3.73 or 4.4% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2020 and 2019 and Sling TV programming package price increases in the first quarter 2020 and fourth quarter 2019.

Subscriber-related expenses. “Subscriber-related expenses” totaled $1.934 billion during the three months ended March 31, 2020, a decrease of $43 million or 2.2% compared to the same period in 2019. The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and lower programming costs per subscriber. Programming costs per subscriber decreased during the three months ended March 31, 2020 due to Fox RSN’s removal of certain of their channels from our programming lineup. This decrease was partially offset by increases in programming costs per subscriber related to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. In addition, the three month ended March 31, 2020 was negatively impacted by the $20 million increase in allowance for credit losses as a result of COVID-19. “Subscriber-related expenses” represented 61.8% and 63.8% of “Subscriber-related revenue” during the three months ended March 31, 2020 and 2019, respectively.

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

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $122 million during the three months ended March 31, 2020, a decrease of $33 million or 21.2% compared to the same period in 2019. This decrease resulted from the reduction of expense associated with the satellite leases for EchoStar XVIII and Nimiq 5.  In May 2019, our lease of EchoStar XVIII ended as a result of an agreement to sell our interests in the LMDS and MVDDS licenses in exchange for the EchoStar XVIII satellite. During September 2019 pursuant to the Master Transaction Agreement, we began accounting for our Nimiq 5 satellite lease as a finance lease. Accordingly, expenses related to this lease are no longer recorded in “Satellite and transmission expenses,” but rather in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $254 million during the three months ended March 31, 2020, an increase of $60 million or 30.9% compared to the same period in 2019. This change was primarily attributable to higher gross new DISH TV subscriber activations and the increase in DISH TV SAC, discussed below.

DISH TV SAC. DISH TV SAC was $861 during the three months ended March 31, 2020 compared to $828 during the same period in 2019, an increase of $33 or 4.0%. This change was primarily attributable to an increase in advertising costs, partially offset by a decrease in hardware costs per activation. The decrease in hardware costs per activation resulted from a higher percentage of remanufactured receivers being activated on new subscriber accounts. In addition, the three months ended March 31, 2020 was negatively impacted by fewer commercial additions compared to the same period in 2019, which historically have lower DISH TV SAC than residential activations.

During the three months ended March 31, 2020 and 2019, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $35 million and $34 million, respectively.

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

Depreciation and amortization. “Depreciation and amortization” expense totaled $135 million during the three months ended March 31, 2020, a $20 million or 12.9% decrease compared to the same period in 2019. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers, partially offset by an increase in depreciation expense as a result of our Nimiq 5 satellite lease being accounted for as a finance lease beginning in September 2019 and depreciation associated with EchoStar XVIII, discussed above.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $643 million during the three months ended March 31, 2020, an increase of $56 million or 9.5% compared to the same period in 2019. The increase in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.” The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
EBITDA	$643,232	$587,407
Interest, net	(181,490)	(192,710)
Income tax (provision) benefit, net	(82,504)	(61,822)
Depreciation and amortization	(135,085)	(155,115)
Net income (loss) attributable to DISH DBS	$244,153	$177,760

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

Income tax (provision) benefit, net. Our income tax provision was $83 million during the three months ended March 31, 2020, an increase of $21 million compared to the same period in 2019. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes.”

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we are continually monitoring the COVID-19 pandemic and any potential impact to our internal controls.

PART II — OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

See Note 9 “Commitments and Contingencies - Litigation” in the Notes to our Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019 include a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide health pandemic.  To date, COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have and may continue to adversely affect our business operations and may materially and adversely affect our business, financial condition and results of operations.

As the COVID-19 pandemic continues, many of our customers are impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups and, in some areas, to refrain from non-essential movements outside of their homes. Governmental authorities in affected regions are taking increasingly dramatic action in an effort to slow the spread of COVID-19. These recommendations and/or mandates have created reduced in person selling opportunities and a reduction in customers’ willingness to open direct mail marketing and allow our in-home technicians into their homes, which has had, and will continue to have, a negative impact on our gross subscriber activations. The removal of such recommendations and/or mandates may not change customers’ unwillingness to allow our in-home technicians into their homes. The impact from the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and not predictable and will depend largely on future developments, including the duration and spread of the pandemic within the United States, the response by all levels of government in their efforts to contain the pandemic and to mitigate the economic disruptions, and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. We cannot predict with certainty how long the COVID-19 pandemic will last or what other government responses may occur.

The following risks and uncertainties related to our business, among others, could be impacted and/or exacerbated by the COVID-19 pandemic and any resulting worsening of the economic environment:

●	We have faced, and could continue to face, fewer subscriber activations and increased subscriber churn rate as a result of the COVID-19 pandemic and the worsening of the global business and economic environment due to, among other things, the reduced ability to perform our in-home service operations due to the impact of social distancing, changes to interest rates, downturns in the housing market in the United States (including a decline in housing starts), higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending, and reduced on-premises operations of our commercial customers. For example, our commercial services have been impacted as many bars, restaurants, and other commercial establishments were recommended and/or mandated to suspend all non-essential “in-person” business operations. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or lower consumer demand.
●	Our revenue comes from customers whose spending patterns may be affected by economic weakness and uncertainty, including any economic weakness and/or uncertainty related to the COVID-19 pandemic.

●	Weakness in the capital markets related to the COVID-19 pandemic could make it more difficult for us to satisfy our substantial long-term payment obligations, including, without limitation, repayment and/or refinancing of existing indebtedness, payments related to certain litigation and other contractual obligations.
●	As a result of the COVID-19 pandemic and any resulting worsening of the global business and economic environment, we may not be able to make sufficient investments in staffing, training, information systems, and other initiatives, including in our call center and in-home service operations. For example, the COVID-19 pandemic forced us to reevaluate aspects of our business, particularly within In-Home Services, and caused us to reduce the size of our workforce.
●	As a result of the COVID-19 pandemic, a large portion of our employees are working remotely, which could have a material adverse effect on our information technology infrastructure and communications systems, and our ability to monitor, prevent and respond to system failures and/or cyber-attacks. The capacity, reliability and security of our information technology infrastructure (including our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our current business, which would be significantly disrupted in the event of a system failure or cyber-attack.
●	Our supply chain has been impacted by COVID-19, and there could be significant and unanticipated interruptions and/or delays in our supply chain. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays. These interruptions and/or delays in our supply chain could have a material adverse effect on our business.

Item 6.EXHIBITS

(a)	Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended March 31, 2020, filed on May 12, 2020, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date: May 12, 2020