Form 10-Q
period 2020-06-30
DISH DBS CORP
filed 2020-08-14
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of August 10, 2020, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in Part I, Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) filed with the SEC, those discussed in “Management’s Narrative Analysis of Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC. All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear. Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements. The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$26,819	$17,426
Marketable investment securities	31	—
Trade accounts receivable, net of allowance for credit losses and allowance for doubtful accounts of $41,188 and $19,280, respectively	514,086	568,679
Inventory	301,408	321,983
Other current assets	179,818	164,767
Total current assets	1,022,162	1,072,855

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	61,349	61,067
Property and equipment, net	1,661,928	1,751,573
FCC authorizations	611,794	611,794
Other investment securities	96,886	106,874
Operating lease assets	471,987	553,576
Other noncurrent assets, net	230,230	228,820
Total noncurrent assets	3,134,174	3,313,704
Total assets	$4,156,336	$4,386,559

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$338,109	$266,417
Advances from affiliates	—	82,415
Deferred revenue and other	652,866	674,079
Accrued programming	1,683,468	1,308,531
Accrued interest	180,248	189,039
Other accrued expenses	893,149	918,333
Current portion of long-term debt and finance lease obligations	2,053,291	1,151,108
Total current liabilities	5,801,131	4,589,922

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	7,647,933	9,671,255
Deferred tax liabilities	521,433	501,857
Operating lease liabilities	267,154	350,155
Long-term deferred revenue and other long-term liabilities	224,210	207,992
Total long-term obligations, net of current portion	8,660,730	10,731,259
Total liabilities	14,461,861	15,321,181

Commitments and Contingencies (Note 9)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,443,022	1,432,736
Accumulated other comprehensive income (loss)	(771)	(449)
Accumulated earnings (deficit)	(11,747,776)	(12,366,909)
Total stockholder’s equity (deficit)	(10,305,525)	(10,934,622)
Total liabilities and stockholder’s equity (deficit)	$4,156,336	$4,386,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Subscriber-related revenue	$3,117,334	$3,117,066	$6,248,234	$6,215,002
Equipment sales and other revenue	31,197	49,533	68,079	89,597
Total revenue	3,148,531	3,166,599	6,316,313	6,304,599

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	1,863,895	1,974,439	3,797,718	3,950,875
Satellite and transmission expenses	117,912	144,983	239,973	299,880
Cost of sales - equipment and other	23,660	49,603	54,474	89,944
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	1,159	3,007	10,048	9,524
Other subscriber acquisition costs	109,055	108,289	222,957	188,764
Subscriber acquisition advertising	89,510	126,782	220,592	233,689
Total subscriber acquisition costs	199,724	238,078	453,597	431,977
General and administrative expenses	156,574	187,930	341,498	374,507
Depreciation and amortization (Note 6)	122,869	135,600	257,954	290,715
Total costs and expenses	2,484,634	2,730,633	5,145,214	5,437,898

Operating income (loss)	663,897	435,966	1,171,099	866,701

Other Income (Expense):
Interest income	1,112	5,593	1,962	8,528
Interest expense, net of amounts capitalized	(164,047)	(194,857)	(346,387)	(390,502)
Other, net	(152)	3,131	793	4,564
Total other income (expense)	(163,087)	(186,133)	(343,632)	(377,410)

Income (loss) before income taxes	500,810	249,833	827,467	489,291
Income tax (provision) benefit, net	(125,830)	(64,465)	(208,334)	(126,287)
Net income (loss)	374,980	185,368	619,133	363,004
Less: Net income (loss) attributable to noncontrolling interests, net of tax	—	—	—	(124)
Net income (loss) attributable to DISH DBS	$374,980	$185,368	$619,133	$363,128

Comprehensive Income (Loss):
Net income (loss)	$374,980	$185,368	$619,133	$363,004
Other comprehensive income (loss):
Foreign currency translation adjustments	30	138	(322)	185
Unrealized holding gains (losses) on available-for-sale debt securities	11	102	—	254
Deferred income tax (expense) benefit, net	—	(27)	—	(65)
Total other comprehensive income (loss), net of tax	41	213	(322)	374
Comprehensive income (loss)	375,021	185,581	618,811	363,378
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	—	—	—	(124)
Comprehensive income (loss) attributable to DISH DBS	$375,021	$185,581	$618,811	$363,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total
Balance, December 31, 2018	$—	$1,152,369	$(376)	$(13,194,440)	$287	$(12,042,160)
Non-cash, stock-based compensation	—	11,003	—	—	—	11,003
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	152	—	—	152
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(38)	—	—	(38)
Foreign currency translation	—	—	47	—	—	47
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(124)	(124)
Net income (loss) attributable to DISH DBS	—	—	—	177,760	—	177,760
Balance, March 31, 2019	$—	$1,163,372	$(215)	$(13,016,680)	$163	$(11,853,360)
Non-cash, stock-based compensation	—	11,528	—	—	—	11,528
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	102	—	—	102
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(27)	—	—	(27)
Foreign currency translation	—	—	138	—	—	138
Satellite and Spectrum Transaction, net of deferred taxes	—	267,437	—	—	(163)	267,274
Net income (loss) attributable to DISH DBS	—	—	—	185,368	—	185,368
Balance, June 30, 2019	$—	$1,442,337	$(2)	$(12,831,312)	$—	$(11,388,977)

Balance, December 31, 2019	$—	$1,432,736	$(449)	$(12,366,909)	$—	$(10,934,622)
Non-cash, stock-based compensation	—	6,953	—	—	—	6,953
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(11)	—	—	(11)
Foreign currency translation	—	—	(352)	—	—	(352)
Net income (loss) attributable to DISH DBS	—	—	—	244,153	—	244,153
Balance, March 31, 2020	$—	$1,439,689	$(812)	$(12,122,756)	$—	$(10,683,879)
Non-cash, stock-based compensation	—	3,333	—	—	—	3,333
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	11	—	—	11
Foreign currency translation	—	—	30	—	—	30
Net income (loss) attributable to DISH DBS	—	—	—	374,980	—	374,980
Balance, June 30, 2020	$—	$1,443,022	$(771)	$(11,747,776)	$—	$(10,305,525)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$619,133	$363,004
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	257,954	290,715
Realized and unrealized losses (gains) on investments	—	(3,160)
Non-cash, stock-based compensation	10,286	22,531
Deferred tax expense (benefit)	19,576	(39,649)
Allowance for credit losses and allowance for doubtful accounts, respectively	21,908	1,119
Other, net	25,554	(30,509)
Changes in current assets and current liabilities, net	405,709	160,594
Net cash flows from operating activities	1,360,120	764,645

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	(31)	(96,031)
Purchases of property and equipment	(148,256)	(183,776)
Other, net	4,454	17,432
Net cash flows from investing activities	(143,833)	(262,375)

Cash Flows From Financing Activities:
Redemption and repurchases of senior notes	(1,100,000)	(22,365)
Advances to/from affiliates	(82,415)	—
Repayment of long-term debt and finance lease obligations	(23,807)	(10,860)
Other, net	—	(400)
Net cash flows from financing activities	(1,206,222)	(33,625)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	10,065	468,645
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	78,103	130,076
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$88,168	$598,721

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming OTT Internet-based domestic, international and Latino video programming services (“SLING TV”). As of June 30, 2020, we had 11.272 million Pay-TV subscribers in the United States, including 9.017 million DISH TV subscribers and 2.255 million SLING TV subscribers.

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

All debt securities are classified as available-for-sale and are recorded at fair value. Historically, we reported temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets. Subsequent to the adoption of ASU 2016-13 Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) during the first quarter of 2020, we report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets. The corresponding changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We evaluate our debt investment portfolio to determine whether declines in the fair value of these securities are related to credit loss. Management estimates credit losses on marketable debt securities utilizing a credit loss impairment model on a quarterly basis. We estimate the expected credit losses, measured over the contractual life of marketable debt securities considering relevant issuer specific factors, including, but not limited to, a decrease in credit ratings or an entities ability to pay.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In determining the allowance for credit losses, management groups similar types of financial assets with consistent risk characteristics. Pools identified by management include but are not limited to residential customers, commercial customers and advertising services. The risk characteristics of the financial asset portfolios are monitored by management and reviewed periodically. The forecasts for future economic conditions are based on several factors including, but not limited to, changes in the unemployment rate, external economic forecasts and current collection rates. Our estimates of the allowance for credit losses may not be indicative of our actual credit losses requiring additional charges to be incurred to reflect the actual amount collected.

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

As of June 30, 2020 and December 31, 2019, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses or net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 4 for the fair value of our marketable investment securities.

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

Contract Balances

The timing of revenue recognition generally differs from the timing of invoicing to customers. When revenue is recognized prior to invoicing, we record a receivable. When revenue is recognized subsequent to invoicing, we record deferred revenue. Our residential video subscribers are typically billed monthly, and the contract balances for those customers arise from the timing of the monthly billing cycle. We do not adjust the amount of consideration for financing impacts as we apply a practical expedient when we anticipate that the period between transfer of goods and services and eventual payment for those goods and services will be less than one year. See Note 12 for further information, including balance and activity detail about our allowance for credit losses and deferred revenue related to contracts with subscribers.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life. During the three months ended June 30, 2020 and 2019, we capitalized $44 million and $55 million, respectively, under these programs.  The amortization expense related to these programs was $29 million and $17 million for the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, we capitalized $82 million and $92 million, respectively, under these programs.  The amortization expense related to these programs was $56 million and $31 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, we had a total of $326 million and $300 million, respectively, capitalized on our Condensed Consolidated Balance Sheets. These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

We currently lease and historically have leased certain assets from EchoStar, including, among other things, satellites, office space and data centers. See Note 13 for further information on our Related Party Transactions with EchoStar. On May 19, 2019, DISH Network entered into a Master Transaction Agreement with EchoStar and effective September 10, 2019, certain satellites and real estate assets leased from EchoStar were transferred to DISH Network. See Note 13 “Related Party Transactions – Master Transaction Agreement” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 for further information on the Master Transaction Agreement.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs totaled $5 million and $6 million for the three months ended June 30, 2020 and 2019, respectively. Research and development costs totaled $11 million for each of the six months ended June 30, 2020 and 2019.

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Six Months Ended
	June 30,
	2020	2019

	(In thousands)
Cash paid for interest	$329,923	$382,391
Cash received for interest	1,962	8,528
Cash paid for income taxes	3,205	8,845
Cash paid for income taxes to DISH Network	176,964	152,526
Capitalized interest	—	440
Reclassification of a receivable from noncurrent to current	—	138,210

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

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2020	2019

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$31	$—
Restricted marketable investment securities (1)	—	390
Total marketable investment securities	31	390

Restricted cash and cash equivalents (1)	61,349	60,677

Other investment securities:
Other investment securities	96,886	106,874
Total other investment securities	96,886	106,874

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$158,266	$167,941

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2020 and December 31, 2019, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$63,344	$62,740	$604	$—	$60,677	$60,677	$—	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$390	$390	$—	$—
Commercial paper	31	—	31	—	—	—	—	—
Corporate securities	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Total	$31	$—	$31	$—	$390	$390	$—	$—

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2020	2019	2020	2019

	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$—	$829	$—	$3,599
Costs related to early redemption of debt	—	—	—	(439)
Equity in earnings of affiliates	(399)	2,297	(121)	1,353
Other	247	5	914	51
Total	$(152)	$3,131	$793	$4,564

5.	Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2020	2019

	(In thousands)
Finished goods	$249,605	$254,240
Work-in-process and service repairs	34,245	34,120
Raw materials	17,558	33,623
Total inventory	$301,408	$321,983

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	June 30,	December 31,
	(In Years)	2020	2019

		(In thousands)
Equipment leased to customers	2-5	$1,779,445	$1,837,503
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements	15	398,107	398,107
Furniture, fixtures, equipment and other	2-20	1,934,783	1,894,629
Buildings and improvements	5-40	294,342	289,421
Land	-	13,186	13,186
Construction in progress	-	62,862	70,081
Total property and equipment		5,171,638	5,191,840
Accumulated depreciation		(3,509,710)	(3,440,267)
Property and equipment, net		$1,661,928	$1,751,573

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Equipment leased to customers	$69,489	$86,453	$149,171	$194,589
Satellites	23,796	12,920	47,593	23,575
Buildings, furniture, fixtures, equipment and other	29,584	36,227	61,190	72,551
Total depreciation and amortization	$122,869	$135,600	$257,954	$290,715

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

As of June 30, 2020, our pay-TV satellite fleet consisted of the following:

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Operating lease cost	$61,808	$81,762	$123,523	$162,048

Short-term lease cost (1)	3,733	12,141	6,400	31,426

Finance lease cost:
Amortization of right-of-use assets	12,300	3,805	24,748	9,913
Interest on lease liabilities	4,534	1,099	9,332	2,280
Total finance lease cost	16,834	4,904	34,080	12,193
Total lease costs	$82,375	$98,807	$164,003	$205,667

(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended
	June 30,
	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$123,811	$164,159
Operating cash flows from finance leases	$9,332	$2,295
Financing cash flows from finance leases	$23,227	$10,454

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17,967	$61,872
Finance leases	$—	$—

Right-of-use assets and liabilities recognized at January 1, 2019 upon adoption of ASC 842		$730,180

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	June 30, 2020	December 31, 2019

	(In thousands)
Operating Leases:
Operating lease assets	$471,987	$553,576

Other current liabilities	$204,138	$202,972
Operating lease liabilities	267,154	350,155
Total operating lease liabilities	$471,292	$553,127

Finance Leases:
Property and equipment, gross	$398,875	$399,764
Accumulated depreciation	(226,325)	(201,873)
Property and equipment, net	$172,550	$197,891

Other current liabilities	$50,860	$48,678
Other long-term liabilities	137,949	163,939
Total finance lease liabilities	$188,809	$212,617

Weighted Average Remaining Lease Term:
Operating leases	3.1 years	3.4 years
Finance leases	3.8 years	4.2 years

Weighted Average Discount Rate:
Operating leases	9.0%	9.1%
Finance leases	9.5%	9.5%

Maturities of lease liabilities as of June 30, 2020 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2020 (remaining six months)	$121,315	$33,139	$154,454
2021	205,137	66,279	271,416
2022	132,452	50,226	182,678
2023	27,439	42,862	70,301
2024	11,376	32,147	43,523
Thereafter	42,414	—	42,414
Total lease payments	540,133	224,653	764,786
Less: Imputed interest	(68,841)	(35,844)	(104,685)
Total	471,292	188,809	660,101
Less: Current portion	(204,138)	(50,860)	(254,998)
Long-term portion of lease obligations	$267,154	$137,949	$405,103

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.	Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5 1/8% Senior Notes due 2020 (1)	$—	$—	$1,100,000	$1,110,208
6 3/4% Senior Notes due 2021 (2)	2,000,000	2,045,100	2,000,000	2,109,420
5 7/8% Senior Notes due 2022	2,000,000	2,043,040	2,000,000	2,129,580
5 % Senior Notes due 2023	1,500,000	1,495,545	1,500,000	1,543,770
5 7/8% Senior Notes due 2024	2,000,000	2,000,340	2,000,000	2,049,080
7 3/4% Senior Notes due 2026	2,000,000	2,130,880	2,000,000	2,128,900
Other notes payable	25,996	25,996	25,996	25,996
Subtotal	9,525,996	$9,740,901	10,625,996	$11,096,954
Unamortized deferred financing costs and debt discounts, net	(13,581)		(16,250)
Finance lease obligations (3)	188,809		212,617
Total long-term debt and finance lease obligations (including current portion)	$9,701,224		$10,822,363

(1)	On May 1, 2020, we redeemed the principal balance of our 5 1/8% Senior Notes due 2020.
(2)	Our 6 3/4% Senior Notes due 2021 mature on June 1, 2021 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2020.
(3)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

9.	Commitments and Contingencies

Commitments

DISH Network Spectrum

Since 2008, DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, DISH Network notified the FCC that it planned to deploy a narrowband Internet of Things (“IoT”) network on certain of these wireless licenses, which was to be the first phase of its network deployment (“First Phase”). DISH Network expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, DISH Network determined that the revision of certain of its build-out deadlines was probable and, therefore, DISH Network no longer intends to complete its narrowband IoT deployment. DISH Network has issued requests for information and proposals (“RFI/Ps”) to various vendors in the wireless industry as it moves forward with its 5G broadband network deployment (“5G Network Deployment”). DISH Network currently expects expenditures for its wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest. DISH Network currently expects expenditures for its 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.

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

Asset Purchase Agreement. On July 26, 2019, DISH Network entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and given the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”) to acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the closing date (the “Prepaid Business Sale”). Effective July 1, 2020 (the “Closing Date”), upon the terms and subject to the conditions set forth in the APA, DISH Network and NTM completed the Prepaid Business Sale.

At the closing of the Prepaid Business Sale, DISH Network and NTM entered into a transition services agreement under which DISH Network will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by NTM to DISH Network (the “MNSA”), an option agreement entitling DISH Network to acquire certain decommissioned cell sites and retail stores of NTM (the “Option Agreement”) and an agreement under which DISH Network would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”).  See Note 10 “Commitments and Contingencies – Commitments – Sprint Asset Acquisition” of DISH Network’s Quarterly Report on Form 10-Q for the three months ended June 30, 2020 for further information on the Transaction Agreements.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

See Note 10 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 for further information.

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

On July 10, 2020, July 20, 2020, July 24, 2020 and July 31, 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of, respectively, the 026 patent, the 791 patent, the 269 patent and the 388 patent.

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

City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust

On July 2, 2019, a putative class action lawsuit was filed by a purported EchoStar stockholder in the District Court of Clark County, Nevada under the caption City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust v. Ergen, et al., Case No. A-19-797799-B. The lawsuit named as defendants Mr. Ergen, the other members of the EchoStar Board, as well as EchoStar, certain of its officers, DISH Network and certain of DISH Network’s and EchoStar’s affiliates. Plaintiff alleges, among other things, breach of fiduciary duties in approving the transactions contemplated under the Master Transaction Agreement for inadequate consideration and pursuant to an unfair and conflicted process, and that EchoStar, DISH Network and certain other defendants aided and abetted such breaches. In the operative First Amended Complaint, filed on October 11, 2019, the plaintiff dropped as defendants the EchoStar board members other than Mr. Ergen. See Note 13 “Related Party Transactions – Master Transaction Agreement” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 for further information on the Master Transaction Agreement. Plaintiff seeks equitable relief, including the issuance of additional DISH Network Class A Common Stock, monetary relief and other costs and disbursements, including attorneys’ fees.

DISH Network intends to vigorously defend this case, but cannot predict with any degree of certainty the outcome of this suit or determine the extent of any potential liability or damages.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against DISH Network, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah. The complaint alleges willful infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.” ClearPlay alleges that the AutoHop™ feature of our Hopper set-top box infringes the asserted patents. On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action. In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. On October 31, 2016, the stay was lifted. The trial has been reset for March 22, 2021. The report issued by ClearPlay’s damages expert contends that ClearPlay is entitled to $543 million in damages.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation. On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions. On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims. On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims. Customedia appealed its losses before the United States Patent and Trademark Office. The Court of Appeals for the Federal Circuit heard oral argument on November 6, 2019 on the appeal involving the 437 patent, and summarily affirmed the patent’s invalidity on November 8, 2019. On January 7, 2020, Customedia petitioned the Court of Appeals for rehearing or rehearing en banc, raising issues about the constitutionality of the appointment of the administrative patent judges that heard the petition before the Patent and Trademark Office, but the Court of Appeals denied rehearing on March 5, 2020. On July 31, 2020, Customedia filed a petition with the United States Supreme Court asking it to hear a further appeal. The Court of Appeals heard oral argument on the appeal involving the 090 patent and the 494 patent on December 3, 2019, and affirmed those patents’ invalidity on March 6, 2020. On May 5, 2020, Customedia filed petitions in the Federal Circuit for rehearing and rehearing en banc, seeking to reverse our appellate victories on the 090 and 494 patents, but those petitions were denied on June 9, 2020.

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

Innovative Foundry Technologies LLC

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Mobile Networking Solutions

On August 12, 2019, Mobile Networking Solutions, LLC (“Mobile Networking Solutions”) filed a complaint against our wholly-owned subsidiary Sling Media L.L.C. for infringement of two patents: United States Patent No. 7,543,177 (the “177 patent”) and United States Patent No. 7,958,388 (the “388 patent”), each entitled “Methods and Systems for a Storage System.” Mobile Networking Solutions alleges infringement in connection with Sling Media L.L.C.’s use of a Hadoop Distributed File System for storage and processing of large data files. Pursuant to a stipulation of the parties, on December 16, 2019, the Court entered an order staying the case for six months so the parties may discuss settling the case. On May 12, 2020, pursuant to the parties’ joint request, the Court ordered dismissal of the case with prejudice. This matter is now concluded.

Multimedia Content Management LLC

On July 25, 2018, Multimedia Content Management LLC (“Multimedia”) filed a complaint against DISH Network in the United States District Court for the Western District of Texas. Multimedia alleges that DISH Network infringes United States Patent No. 8,799,468 (the “468 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” and United States Patent No. 9,465,925 (the “925 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” in connection with impulse pay per view content offerings on certain set-top boxes. Multimedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. On March 7, 2019, pursuant to stipulation, the Court substituted our wholly-owned subsidiary DISH Network L.L.C. as the defendant in our place. On April 23, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents. On November 13, 2019, the United States Patent and Trademark Office denied institution on both of the petitions. On December 13, 2019, DISH Network L.L.C. filed a motion for reconsideration, which the United States Patent and Trademark Office denied on March 10, 2020. On March 26, 2020, pursuant to the parties’ joint request, the Court dismissed the matter with prejudice. This matter is now concluded.

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

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging all asserted claims of each of the asserted patents, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in our petition. On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions to the United States Court of Appeals for the Federal Circuit, and filed their opening brief on May 29, 2020. On June 29, 2020, the United States Patent and Trademark Office filed a notice of intervention in the appeal, and it and Realtime filed their respective appellate opposition briefs on July 29, 2020. The Colorado Action in the district court has been stayed since February 26, 2019, pending resolution of the petitions.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Sound View Innovations, LLC

On December 30, 2019, Sound View Innovations, LLC filed one complaint against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. and a second complaint against our wholly-owned subsidiary Sling TV L.L.C. in the United States District Court for the District of Colorado. The complaint against DISH Network L.L.C. and DISH Technologies L.L.C. alleges infringement of United States Patent No 6,502,133 (the “133 patent”), entitled Real-Time Event Processing System with Analysis Engine Using Recovery Information” and both complaints allege infringement of United States Patent No. 6,708,213 (the “213 patent), entitled “Method for Streaming Multimedia Information Over Public Networks”; United States Patent No. 6,757,796 (the “796 patent”), entitled “Method and System for Caching Streaming Live Broadcasts transmitted Over a Network”; and United States Patent No. 6,725,456 (the “456 patent”), entitled “Methods and Apparatus for Ensuring Quality of Service in an Operating System.”

On May 21, 2020, June 3, 2020, June 5, 2020 and July 10, 2020, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of, respectively, the 213 patent, the 133 patent, the 456 patent and the 796 patent.

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

Among other things, the Amended Injunction provided DISH Network L.L.C. a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH TV goods and services. On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit, which heard oral argument on September 17, 2018. On March 26, 2020, the United States Court of Appeals for the Seventh Circuit issued an opinion largely affirming DISH Network L.L.C.’s liability, but vacating and remanding the damages award. On June 25, 2020, the United States Court of Appeals for the Seventh Circuit denied DISH Network L.L.C.’s petition for rehearing and/or rehearing en banc. Pursuant to the parties’ stipulation, on July 13, 2020, the Court entered a schedule for additional briefing on the remanded damages issue.

Our total accrual at June 30, 2020 and December 31, 2019 related to the FTC Action was $280 million, which was recorded in prior periods and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets. Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017. The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We may also from time to time be subject to private civil litigation alleging telemarketing violations. For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”). Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA. On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA. On April 5, 2018, the Court entered a $61 million judgment in favor of the class. DISH Network L.L.C. appealed and on May 30, 2019, the United States Court of Appeals for the Fourth Circuit affirmed. On October 15, 2019, DISH Network L.L.C. filed a petition for writ of certiorari, requesting that the United States Supreme Court agree to hear a further appeal, but it denied the petition on December 16, 2019. On January 21, 2020, DISH Network L.L.C. filed a second notice of appeal relating to the district court’s orders on the claims administration process to identify, and disburse funds to, individual class members. On June 29, 2020, Krakauer filed a motion to dismiss the appeal for lack of jurisdiction. The district court currently is deciding how to handle the $10.76 million in disbursable judgment funds for which no corresponding class member was identified. Our total accrual related to the Krakauer Action at December 31, 2018 was $61 million, which was recorded in prior periods and was included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets. During the third quarter 2019, the judgment was paid to the court.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On November 13, 2017, City of Sterling Heights Police and Fire Retirement System (“Sterling Heights”), a purported shareholder of DISH Network, filed a putative shareholder derivative action in the District Court for Clark County, Nevada. Sterling Heights makes substantially the same allegations as Plumbers Union 519, and alleges causes of action against the Director Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Sterling Heights is seeking an unspecified amount of damages. Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint. DISH Network’s Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action. On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation. The Special Litigation Committee’s report was filed on November 27, 2018, and recommended that the Company not pursue the claims asserted by the derivative plaintiffs. On December 20, 2018, the Special Litigation Committee filed a motion seeking deferral to its determination that the claims should be dismissed. Following a two-day evidentiary hearing on July 6-7, 2020, on July 17, 2020, the District Court entered an order granting the Special Litigation Committee’s motion.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Turner Network Sales

On October 6, 2017, Turner Network Sales, Inc. (“Turner”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York. The operative First Amended Complaint alleges that DISH Network L.L.C. improperly calculated and withheld licensing fees owing to Turner in connection with its carriage of CNN and other networks. On December 14, 2017, DISH Network L.L.C. filed its operative first amended counterclaims against Turner. In the counterclaims, DISH Network L.L.C. seeks a declaratory judgment that it properly calculated the licensing fees owed to Turner for carriage of CNN, and also alleges claims for unrelated breaches of the parties’ affiliation agreement. In its October 1, 2018 damage expert’s report, Turner claimed damages of $159 million, plus $24 million in interest. On September 27, 2019, the Court granted, in part, Turner’s motion for summary judgment, holding, in part, that Turner was entitled to recover approximately $20 million in license fee payments that DISH Network L.L.C. had withheld after it discovered previous over-payments. On February 12, 2020, the parties filed a stipulation to dismiss certain of their respective claims. Trial on the remaining claims in this matter has been re-set for March 1, 2021, where DISH Network L.L.C.’s incremental exposure (per Turner’s damages expert’s amended report) is approximately $206 million.

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

On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See Note 10 “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 for further information. Thereafter, the Court maintained the stay until October 26, 2018. On February 11, 2019, the Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, which has been fully briefed since June 3, 2019.

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

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Revenue:	2020	2019	2020	2019

	(In thousands)
United States	$3,144,992	$3,155,828	$6,302,296	$6,282,937
Canada and Mexico	3,539	10,771	14,017	21,662
Total revenue	$3,148,531	$3,166,599	$6,316,313	$6,304,599

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Category:	2020	2019	2020	2019

	(In thousands)
Pay-TV video and related revenue	$3,117,334	$3,117,066	$6,248,234	$6,215,002
Equipment sales and other revenue	31,197	49,533	68,079	89,597
Total	$3,148,531	$3,166,599	$6,316,313	$6,304,599

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.	Contract Balances

Our valuation and qualifying accounts as of June 30, 2020 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the six months ended June 30, 2020	$19,280	$51,808	$(29,900)	$41,188

Deferred revenue related to contracts with our customers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets. Changes in deferred revenue related to contracts with our customers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2019	$609,054
Recognition of unearned revenue	(2,951,822)
Deferral of revenue	2,925,648
Balance as of June 30, 2020	$582,880

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of our future revenue.

13.	Related Party Transactions

Master Transaction Agreement

On May 19, 2019, DISH Network entered into the Master Transaction Agreement pursuant to which, on September 10, 2019, EchoStar transferred to DISH Network certain assets and liabilities of its EchoStar Satellite Services segment. As a result of the Master Transaction Agreement, certain agreements that we had with EchoStar have been transferred to DISH Network. The following is a summary of the terms of our principal agreements with DISH Network that may have an impact on our financial condition and results of operations. See Note 13 “Related Party Transactions – Master Transaction Agreement” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 for further information on the Master Transaction Agreement.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Related Party Transactions with DISH Network

“Satellite and transmission expenses”

During the three months ended June 30, 2020 and 2019, we incurred expenses of $56 million and $8 million, respectively, for satellite capacity leased from DISH Network and telemetry, tracking and control and other professional services provided to us by DISH Network. During the six months ended June 30, 2020 and 2019, we incurred expenses of $112 million and $25 million, respectively, for satellite capacity leased from DISH Network and telemetry, tracking and control and other professional services provided to us by DISH Network. As a result of the Master Transaction Agreement, discussed above, DISH Network is now a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Satellite Capacity Leased from DISH Network. On September 10, 2019, in connection with the Master Transaction Agreement DISH Network entered into with EchoStar on May 19, 2019, we began leasing satellite capacity on satellites owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. See “Pay-TV Satellites” in Note 6 for further information. The term of each lease is set forth below:

●	EchoStar X, XI and XIV. On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar X, XI and XIV satellites. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, the satellite capacity agreement we previously had with EchoStar for EchoStar X, XI and XIV was transferred to DISH Network and we began leasing satellite capacity on these satellites from a wholly-owned subsidiary of DISH Network as of the same date.

●	EchoStar XVI. In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date. EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service. Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year. Prior to expiration of the initial term, we had the option to renew for an additional five-year period. In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023. We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023. There can be no assurance that the option to renew this agreement will be exercised. During 2018, we and EchoStar further amended the agreement to, among other things, allow us to place and use certain satellites at the 61.5 degree orbital location. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, the transponder service agreement we previously had with EchoStar for EchoStar XVI was transferred to DISH Network and we began receiving transponder services from a wholly-owned subsidiary of DISH Network as of the same date.

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

Under the terms of the DISH Nimiq 5 Agreement, we made certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continued through the service term, which expired ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we have the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, the Telesat Transponder Agreement was transferred to DISH Network and we began receiving transponder services on the Nimiq 5 satellite from a wholly-owned subsidiary of DISH Network as of the same date and exercised our option to renew for a one-year period through September 2020. As discussed in Note 6, “Property and Equipment and Intangible Assets,” the Nimiq 5 satellite lease has been accounted for as a finance lease since September 2019. Accordingly, expenses related to this lease are no longer recorded in “Satellite and transmission expenses,” but rather in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the three and six months ended June 30, 2020, we recorded $8 million and $17 million of “Depreciation and amortization expense,” respectively, and $4 million and $8 million, respectively, of “Interest expense, net of amounts capitalized” related to Nimiq 5.

QuetzSat-1 Lease Agreement. During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provided, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite (“SES Transponder Agreement”). During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we received service from EchoStar on 24 DBS transponders. QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location. In January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013.

Unless earlier terminated under the terms and conditions of the SES Transponder Agreement and QuetzSat-1 Transponder Agreement, the initial service term will expire in November 2021. Upon expiration of the initial term, we have the option to renew the SES Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. There can be no assurance that any options to renew the SES Transponder Agreement will be exercised. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, the SES Transponder Agreement was transferred to DISH Network and we began receiving transponder services on QuetzSat-1 from a wholly-owned subsidiary of DISH Network as of the same date. Our lease arrangement with DISH Network expires in November 2021.

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

“General and administrative expenses”

During the three months ended June 30, 2020 and 2019, we incurred $2 million and zero, respectively, for general and administrative expenses for services provided to us by DISH Network. During the six months ended June 30, 2020 and 2019, we incurred $4 million and zero, respectively, for general and administrative expenses for services provided to us by DISH Network. These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. On September 10, 2019, in connection with the Master Transaction Agreement discussed above, we began leasing office space owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. The term of each lease is set forth below:

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

Other Agreements – DISH Network

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations. During the three months ended June 30, 2020 and 2019, the costs associated with these services was $18 million and $14 million, respectively. During the six months ended June 30, 2020 and 2019, the costs associated with these services was $39 million and $26 million, respectively.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Spin-off from EchoStar

Following the Spin-off, DISH Network and EchoStar have operated as separate publicly-traded companies and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established by Mr. Ergen for the benefit of his family.

Related Party Transactions with EchoStar

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

“Trade accounts receivable”

As of June 30, 2020 and December 31, 2019, trade accounts receivable from EchoStar was $4 million and $1 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of June 30, 2020 and December 31, 2019, trade accounts payable to EchoStar was $14 million and $3 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During each of the three months ended June 30, 2020 and 2019, we received $1 million for services provided to EchoStar. During the six months ended June 30, 2020 and 2019, we received $2 million and $3 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Satellite and transmission expenses”

During the three months ended June 30, 2020 and 2019, we incurred expenses of less than $1 million and $72 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar. During the six months ended June 30, 2020 and 2019, we incurred expenses of $1 million and $143 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar. EchoStar was the supplier of the vast majority of our transponder capacity. On May 19, 2019, DISH Network entered into the Master Transaction Agreement pursuant to which, on September 10, 2019, certain of these satellites were transferred to DISH Network. We are now leasing this satellite capacity from DISH Network. These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Under the terms of the DISH Nimiq 5 Agreement, we made certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continued through the service term, which expired ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we have the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. On May 19, 2019, DISH Network entered into the Master Transaction Agreement pursuant to which, on September 10, 2019, the Telesat Transponder Agreement was transferred to DISH Network and we began leasing it from an indirect wholly-owned subsidiary of DISH Network and we exercised our option to renew for a one-year period through September 2020.

QuetzSat-1 Lease Agreement. During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provided, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite (“SES Transponder Agreement”). During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we receive service from EchoStar on 24 DBS transponders. QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location. In January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013. During the first quarter 2013, DISH Network and EchoStar entered into an agreement pursuant to which DISH Network subleased five DBS transponders back to EchoStar.

Unless earlier terminated under the terms and conditions of the SES Transponder Agreement and QuetzSat-1 Transponder Agreement, the initial service term will expire in November 2021. Upon expiration of the initial term, we have the option to renew the SES Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. There can be no assurance that any options to renew the SES Transponder Agreement will be exercised. On May 19, 2019, DISH Network entered into the Master Transaction Agreement, discussed above, pursuant to which, on September 10, 2019, the SES Transponder Agreement was transferred to DISH Network and we began leasing it from an indirect wholly-owned subsidiary of DISH Network.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“General and administrative expenses”

During the three months ended June 30, 2020 and 2019, we incurred $3 million and $6 million, respectively, for general and administrative expenses for services provided to us by EchoStar. During the six months ended June 30, 2020 and 2019, we incurred $7 million and $11 million, respectively, for general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For each of the three months ended June 30, 2020 and 2019, these payments were $5 million. For the six months ended June 30, 2020 and 2019, these payments were $9 million and $11 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For both the three months ended June 30, 2020 and 2019, we purchased broadband equipment from HNS of $3 million under the MSA. For the six months ended June 30, 2020 and 2019, we purchased broadband equipment from HNS of $7 million and $8 million under the MSA, respectively.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$13,259	$14,355	$27,351	$28,714

	As of
	June 30,	December 31,
	2020	2019

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$17,930	$9,630
Commitments to NagraStar	$4,159	$4,893

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Sales:
Uplink services	$1,288	$1,412	$2,669	$2,816
Total	$1,288	$1,412	$2,669	$2,816

	As of
	June 30,	December 31,
	2020	2019

	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$2,116	$1,191

14. Subsequent Events

7 3/8% Senior Notes due 2028

On July 1, 2020, we issued $1.0 billion aggregate principal amount of our 7 3/8% Senior Notes due July 1, 2028. Interest accrues at an annual rate of 7 3/8% and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

The 7 3/8% Senior Notes are redeemable, in whole or in part, at any time prior to July 1, 2023 at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  On or after July 1, 2023, we may redeem the Notes, in whole or in part, at any time at the redemption prices specified under the related indenture, together with accrued and unpaid interest.  Prior to July 1, 2023, we may also redeem up to 35% of the 7 3/8% Senior Notes at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Our 7 3/8% Senior Notes are:

●	general unsecured senior obligations of DISH DBS;
●	ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and
●	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to our 7 3/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

●	incur additional debt;
●	pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock;
●	make certain investments;
●	create liens or enter into sale and leaseback transactions;
●	enter into transactions with affiliates;
●	merge or consolidate with another company; and
●	transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 7 3/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under the caption “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in our Annual Report on Form 10-K for the year ended December 31, 2019. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Financial Highlights

2020 Second Quarter Consolidated Results of Operations and Key Operating Metrics

●	Revenue of $3.149 billion
●	Net income attributable to DISH DBS of $375 million
●	Loss of approximately 96,000 net Pay-TV subscribers
●	Loss of approximately 40,000 net DISH TV subscribers
●	Loss of approximately 56,000 net SLING TV subscribers
●	Pay-TV ARPU of $92.17
●	Gross new DISH TV subscriber activations of approximately 268,000
●	DISH TV churn rate of 1.14%
●	DISH TV SAC of $834

Consolidated Financial Condition as of June 30, 2020

●	Cash, cash equivalents and current marketable investment securities of $27 million
●	Total assets of $4.156 billion
●	Total long-term debt and finance lease obligations of $9.701 billion

We currently operate one business segment.

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide health pandemic.  To date, COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have and may continue to adversely affect our business operations and may materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our customers are impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups and, in some areas, to refrain from non-essential movements outside of their homes. Governmental authorities are taking various actions in an effort to slow the spread of COVID-19. COVID-19 has impacted our business, in particular the following areas:

●	In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees. We have implemented increased health and safety practices including, increased use of personal protective equipment for employees to protect them and our subscribers, and temperature checks at certain locations.

●	Our commercial business is impacted as many bars, restaurants, and other commercial establishments have been and continue to be recommended and/or mandated to suspend all non-essential “in-person” business operations. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand.

●	Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes. As a result, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease.

●	Our DISH Smart Home Services brand was impacted as in-home installation and support has been impacted by government actions and/or related lower consumer demand for these services.

●	Widespread unemployment may impact both our commercial and residential subscribers’ ability to pay for the services they receive and, as a result, we have increased our allowance for credit losses as a component of “Trade accounts receivable, net” as of June 30, 2020 on our Condensed Consolidated Balance Sheets. We continue to monitor the health of our business, including the potential impact of widespread unemployment on our subscribers’ ability to pay for the services they receive.

●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays. These interruptions and/or delays in our supply chain could have a material adverse effect on our business, including our pay-TV operations, our ability to meet our build-out requirement deadlines for our wireless spectrum licenses and our 5G Network Deployment generally.

●	Due to the current economic climate, combined with changing needs of our customers and how we can best serve them, during the second quarter of 2020, we made the decision to reevaluate our organization. This included a focused set of staffing reductions to align our workforce to best serve our Pay-TV customers.

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

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”), Internet-based domestic, international and Latino video programming services (“SLING TV”). As of June 30, 2020, we had 11.272 million Pay-TV subscribers in the United States, including 9.017 million DISH TV subscribers and 2.255 million SLING TV subscribers.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet. Our SLING TV services face increased competition from content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunications companies that are increasing their Internet-based video offerings. We also face competition from providers of video content distributed over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These providers include, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, Verizon, AT&T, ViacomCBS, STARZ, Fubo and Philo.  Furthermore, our DISH TV services face increased competition as programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices. Significant changes in consumer behavior with regard to the means by which consumers obtain video entertainment and information in response to digital media competition could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose. Online content providers may cause our subscribers to disconnect our DISH TV services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.

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

Our Pay-TV subscriber base has been declining due to, among other things, the factors described above. There can be no assurance that our Pay-TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. As our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

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

Debt Issuances and Maturity

Our 5 1/8% Senior Notes with an aggregate principal balance of $1.1 billion were redeemed on May 1, 2020.

Our 6 3/4% Senior Notes due 2021 with an aggregate principal balance of $2.0 billion mature on June 1, 2021. We expect to fund this obligation from cash and marketable investment securities balances at that time.  But, depending on market conditions, we may refinance this obligation in whole or in part.

On July 1, 2020, we issued $1.0 billion aggregate principal amount of our 7 3/8% Senior Notes due July 1, 2028. Interest accrues at an annual rate of 7 3/8% and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

DISH Network Spectrum

Since 2008, DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, DISH Network notified the FCC that it planned to deploy a narrowband Internet of Things (“IoT”) network on certain of these wireless licenses, which was to be the first phase of its network deployment (“First Phase”). DISH Network expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, DISH Network determined that the revision of certain of its build-out deadlines was probable and, therefore, DISH Network no longer intends to complete its narrowband IoT deployment. DISH Network has issued requests for information and proposals (“RFI/Ps”) to various vendors in the wireless industry as it moves forward with its 5G broadband network deployment (“5G Network Deployment”). DISH Network currently expects expenditures for its wireless projects to be between $250 million and $500 million during 2020, excluding capitalized interest. DISH Network currently expects expenditures for its 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.

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

Asset Purchase Agreement. On July 26, 2019, DISH Network entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and given the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”) to acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the closing date (the “Prepaid Business Sale”). Effective July 1, 2020 (the “Closing Date”), upon the terms and subject to the conditions set forth in the APA, DISH Network and NTM completed the Prepaid Business Sale.

At the closing of the Prepaid Business Sale, DISH Network and NTM entered into a transition services agreement under which DISH Network will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by NTM to DISH Network (the “MNSA”), an option agreement entitling DISH Network to acquire certain decommissioned cell sites and retail stores of NTM (the “Option Agreement”) and an agreement under which DISH Network would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”).  See Note 10 “Commitments and Contingencies – Commitments – Sprint Asset Acquisition” of DISH Network’s Quarterly Report on Form 10-Q for the three months ended June 30, 2020 for further information on the Transaction Agreements.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

See Note 10 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 for further information.

Master Transaction Agreement

On May 19, 2019, DISH Network entered into a Master Transaction Agreement with EchoStar (the “Master Transaction Agreement”) and effective September 10, 2019, certain satellites and real estate assets leased from EchoStar were transferred to DISH Network. As a result of the Master Transaction Agreement, DISH Network is now a supplier of the vast majority of our transponder capacity. See Note 13 “Related Party Transactions – Master Transaction Agreement” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 for further information on the Master Transaction Agreement.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2020	2019	Amount	%

	(In thousands)
Revenue:
Subscriber-related revenue	$3,117,334	$3,117,066	$268	0.0
Equipment sales and other revenue	31,197	49,533	(18,336)	(37.0)
Total revenue	3,148,531	3,166,599	(18,068)	(0.6)

Costs and Expenses:
Subscriber-related expenses	1,863,895	1,974,439	(110,544)	(5.6)
% of Subscriber-related revenue	59.8%	63.3%
Satellite and transmission expenses	117,912	144,983	(27,071)	(18.7)
% of Subscriber-related revenue	3.8%	4.7%
Cost of sales - equipment and other	23,660	49,603	(25,943)	(52.3)
Subscriber acquisition costs	199,724	238,078	(38,354)	(16.1)
General and administrative expenses	156,574	187,930	(31,356)	(16.7)
% of Total revenue	5.0%	5.9%
Depreciation and amortization	122,869	135,600	(12,731)	(9.4)
Total costs and expenses	2,484,634	2,730,633	(245,999)	(9.0)

Operating income (loss)	663,897	435,966	227,931	52.3

Other Income (Expense):
Interest income	1,112	5,593	(4,481)	(80.1)
Interest expense, net of amounts capitalized	(164,047)	(194,857)	30,810	15.8
Other, net	(152)	3,131	(3,283)	*
Total other income (expense)	(163,087)	(186,133)	23,046	12.4

Income (loss) before income taxes	500,810	249,833	250,977	*
Income tax (provision) benefit, net	(125,830)	(64,465)	(61,365)	(95.2)
Effective tax rate	25.1%	25.8%
Net income (loss)	374,980	185,368	189,612	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	—	—	—	*
Net income (loss) attributable to DISH DBS	$374,980	$185,368	$189,612	*

Other Data:
Pay-TV subscribers, as of period end (in millions) **	11.272	12.032	(0.760)	(6.3)
DISH TV subscribers, as of period end (in millions) **	9.017	9.560	(0.543)	(5.7)
SLING TV subscribers, as of period end (in millions)	2.255	2.472	(0.217)	(8.8)
Pay-TV subscriber additions (losses), net (in millions) **	(0.096)	(0.031)	(0.065)	*
DISH TV subscriber additions (losses), net (in millions) **	(0.040)	(0.079)	0.039	49.4
SLING TV subscriber additions (losses), net (in millions)	(0.056)	0.048	(0.104)	*
Pay-TV ARPU	$92.17	$86.34	$5.83	6.8
DISH TV subscriber additions, gross (in millions)	0.268	0.348	(0.080)	(23.0)
DISH TV churn rate	1.14%	1.48%	(0.34)%	(23.0)
DISH TV SAC	$834	$786	$48	6.1
EBITDA	$786,614	$574,697	$211,917	36.9

* Percentage is not meaningful.

**During the first quarter 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the second quarter 2020, 45,000 of these subscribers came off pause or had temporary rate relief end and are included in our ending Pay-TV subscriber count as of June 30, 2020. See “Results of Operations – Pay-TV subscribers” for further information.

Pay-TV subscribers

DISH TV subscribers. We lost approximately 40,000 net DISH TV subscribers during the three months ended June 30, 2020 compared to the loss of approximately 79,000 net DISH TV subscribers during the same period in 2019. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 56,000 net SLING TV subscribers during the three months ended June 30, 2020 compared to the addition of approximately 48,000 net SLING TV subscribers during the same period in 2019. This decrease in net SLING TV subscriber additions was primarily related to lower SLING TV subscriber activations, increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, and delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the three months ended June 30, 2020, we activated approximately 268,000 gross new DISH TV subscribers compared to approximately 348,000 gross new DISH TV subscribers during the same period in 2019, a decrease of 23.0%. This decrease in our gross new DISH TV subscriber activations was primarily related to the impact of COVID-19. Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes as well as delays and cancellations of sporting events.  As a result, during the second quarter 2020, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and channel removals.

DISH TV churn rate. Our DISH TV churn rate for the three months ended June 30, 2020 was 1.14% compared to 1.48% for the same period in 2019. This decrease primarily resulted from the positive impact of COVID-19, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. In addition, COVID-19 had a positive impact on competitive pressures due to, among other things, a reduction in customers’ willingness to allow competitors’ technicians into their homes and delays and cancellations of sporting events that reduced the attractiveness of competitors’ promotional offers and services. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, this decrease also resulted from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments have been and continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which are no longer open to the public, we have paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or we anticipate the account to disconnect due to COVID-19. During the second quarter 2020, 45,000 of these subscribers came off pause or had temporary rate relief end and 17,000 of these subscribers disconnected.

We have not incurred and do not expect to incur any significant expenses in connection with the return of these commercial accounts and accordingly, these commercial accounts were added to our ending subscriber count and were not recorded as gross new Pay-TV subscriber activations. We cannot predict when the remaining commercial accounts will be able to fully reopen, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our subscriber base, gross new DISH TV subscribers and our DISH TV churn rate as a result of, among other things, higher unemployment and lower discretionary spending and our reduced ability to perform our in-home service operations due to the impact of social distancing. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition and results of operations.

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

Subscriber-related revenue. “Subscriber-related revenue” totaled $3.117 billion for the three months ended June 30, 2020, an increase of less than $1 million compared to the same period in 2019. The increase in “Subscriber-related revenue” compared to the same period in 2019 was primarily related to an increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $92.17 during the three months ended June 30, 2020 versus $86.34 during the same period in 2019. The $5.83 or 6.8% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2020 and 2019, the SLING TV programming package price increases in the first quarter 2020 and fourth quarter 2019, and an increase in revenue related to pay-per-view and premium channels. In addition, Pay-TV ARPU for the three months ended June 30, 2020 was positively impacted by a decrease in SLING TV subscribers as a percentage of our total Pay-TV subscriber base and fewer commercial accounts compared to the same period in 2019. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the decrease in SLING TV subscribers had a positive impact on Pay-TV ARPU.  Commercial accounts have lower Pay-TV ARPU than residential subscribers, and therefore, the decrease in commercial accounts had a positive impact on Pay-TV ARPU.

Subscriber-related expenses. “Subscriber-related expenses” totaled $1.864 billion during the three months ended June 30, 2020, a decrease of $111 million or 5.6% compared to the same period in 2019. The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable and retention costs per subscriber. Variable and retention costs per subscriber decreased due to, among other things, increased operational efficiencies, including a focused set of staffing reductions, and fewer customer upgrades. These decreases were partially offset by higher programming costs per subscriber. Programming costs per subscriber during the three months ended June 30, 2020 increased due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. This increase was partially offset by the reduction in programming costs per subscriber related to Fox RSN’s removal of certain of their channels from our programming lineup. “Subscriber-related expenses” represented 59.8% and 63.3% of “Subscriber-related revenue” during the three months ended June 30, 2020 and 2019, respectively.

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

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $118 million during the three months ended June 30, 2020, a decrease of $27 million or 18.7% compared to the same period in 2019. This decrease resulted from the reduction of expense associated with the satellite leases for EchoStar XVIII and Nimiq 5.  In May 2019, our lease of EchoStar XVIII ended as a result of an agreement to sell our interests in the LMDS and MVDDS licenses in exchange for the EchoStar XVIII satellite. During September 2019 pursuant to the Master Transaction Agreement, we began accounting for our Nimiq 5 satellite lease as a finance lease. Accordingly, expenses related to this lease are no longer recorded in “Satellite and transmission expenses,” but rather in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $200 million during the three months ended June 30, 2020, a decrease of $38 million or 16.1% compared to the same period in 2019. This change was primarily attributable to lower gross new DISH TV subscriber activations, partially offset by the increase in DISH TV SAC, discussed below.

DISH TV SAC. DISH TV SAC was $834 during the three months ended June 30, 2020 compared to $786 during the same period in 2019, an increase of $48 or 6.1%. This change was primarily attributable to fewer commercial additions compared to the same period in 2019, which historically have lower DISH TV SAC than residential activations.

During the three months ended June 30, 2020 and 2019, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $36 million and $43 million, respectively.

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

General and administrative expenses. “General and administrative expenses” totaled $157 million during the three months ended June 30, 2020, a $31 million or 16.7% decrease compared to the same period in 2019. This decrease was primarily driven by cost cutting initiatives, including a focused set of staffing reductions.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $164 million during the three months ended June 30, 2020, a decrease of $31 million compared to the same period in 2019. This decrease was primarily related to a reduction in interest expense resulting from debt redemptions during 2020 and 2019 .

Earnings before interest, taxes, depreciation and amortization. EBITDA was $787 million during the three months ended June 30, 2020, an increase of $212 million or 36.9% compared to the same period in 2019. The increase in EBITDA was primarily attributable to the changes in operating income, excluding the change in “Depreciation and amortization.” The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	June 30,
	2020	2019

	(In thousands)
EBITDA	$786,614	$574,697
Interest, net	(162,935)	(189,264)
Income tax (provision) benefit, net	(125,830)	(64,465)
Depreciation and amortization	(122,869)	(135,600)
Net income (loss) attributable to DISH DBS	$374,980	$185,368

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

Income tax (provision) benefit, net. Our income tax provision was $126 million during the three months ended June 30, 2020, an increase of $61 million compared to the same period in 2019. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes.”

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2020	2019	Amount	%

	(In thousands)
Revenue:
Subscriber-related revenue	$6,248,234	$6,215,002	$33,232	0.5
Equipment sales and other revenue	68,079	89,597	(21,518)	(24.0)
Total revenue	6,316,313	6,304,599	11,714	0.2

Costs and Expenses:
Subscriber-related expenses	3,797,718	3,950,875	(153,157)	(3.9)
% of Subscriber-related revenue	60.8%	63.6%
Satellite and transmission expenses	239,973	299,880	(59,907)	(20.0)
% of Subscriber-related revenue	3.8%	4.8%
Cost of sales - equipment and other	54,474	89,944	(35,470)	(39.4)
Subscriber acquisition costs	453,597	431,977	21,620	5.0
General and administrative expenses	341,498	374,507	(33,009)	(8.8)
% of Total revenue	5.4%	5.9%
Depreciation and amortization	257,954	290,715	(32,761)	(11.3)
Total costs and expenses	5,145,214	5,437,898	(292,684)	(5.4)

Operating income (loss)	1,171,099	866,701	304,398	35.1

Other Income (Expense):
Interest income	1,962	8,528	(6,566)	(77.0)
Interest expense, net of amounts capitalized	(346,387)	(390,502)	44,115	11.3
Other, net	793	4,564	(3,771)	(82.6)
Total other income (expense)	(343,632)	(377,410)	33,778	8.9

Income (loss) before income taxes	827,467	489,291	338,176	69.1
Income tax (provision) benefit, net	(208,334)	(126,287)	(82,047)	(65.0)
Effective tax rate	25.2%	25.8%
Net income (loss)	619,133	363,004	256,129	70.6
Less: Net income (loss) attributable to noncontrolling interests, net of tax	—	(124)	124	*
Net income (loss) attributable to DISH DBS	$619,133	$363,128	$256,005	70.5

Other Data:
Pay-TV subscribers, as of period end (in millions)	11.272	12.032	(0.760)	(6.3)
DISH TV subscribers, as of period end (in millions)	9.017	9.560	(0.543)	(5.7)
SLING TV subscribers, as of period end (in millions)	2.255	2.472	(0.217)	(8.8)
Pay-TV subscriber additions (losses), net (in millions)	(0.509)	(0.290)	(0.219)	(75.5)
DISH TV subscriber additions (losses), net (in millions)	(0.172)	(0.345)	0.173	50.1
SLING TV subscriber additions (losses), net (in millions)	(0.337)	0.055	(0.392)	*
Pay-TV ARPU	$90.43	$85.68	$4.75	5.5
DISH TV subscriber additions, gross (in millions)	0.567	0.591	(0.024)	(4.1)
DISH TV churn rate	1.34%	1.61%	(0.27)%	(16.8)
DISH TV SAC	$849	$803	$46	5.7
EBITDA	$1,429,846	$1,162,104	$267,742	23.0

* Percentage is not meaningful.

**During the first quarter 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the second quarter 2020, 45,000 of these subscribers came off pause or had temporary rate relief end and are included in our ending Pay-TV subscriber count as of June 30, 2020. The effect of the removal of these 250,000 subscribers as of March 31, 2020 and the addition of these 45,000 subscribers as of June 30, 2020 was excluded from the calculation of our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate for the six months ended June 30, 2020.  See “Results of Operations – Pay-TV subscribers” for further information.

Pay-TV subscribers

DISH TV subscribers. We lost approximately 172,000 net DISH TV subscribers during the six months ended June 30, 2020 compared to the loss of approximately 345,000 net DISH TV subscribers during the same period in 2019. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 337,000 net SLING TV subscribers during the six months ended June 30, 2020 compared to the addition of approximately 55,000 net SLING TV subscribers during the same period in 2019. This decrease in net SLING TV subscriber additions was primarily related to lower SLING TV subscriber activations, increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, and delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the six months ended June 30, 2020, we activated approximately 567,000 gross new DISH TV subscribers compared to approximately 591,000 gross new DISH TV subscribers during the same period in 2019, a decrease of 4.1%. This decrease in our gross new DISH TV subscriber activations was primarily related to the impact of COVID-19. Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes as well as delays and cancellations of sporting events.  As a result, during the first and second quarter 2020, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and channel removals.

DISH TV churn rate. Our DISH TV churn rate for the six months ended June 30, 2020 was 1.34% compared to 1.61% for the same period in 2019. This decrease primarily resulted from the positive impact of COVID-19, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. In addition, COVID-19 had a positive impact on competitive pressures due to, among other things, a reduction in customers’ willingness to allow competitors’ technicians into their homes and delays and cancellations of sporting events that reduced the attractiveness of competitors’ promotional offers and services. Furthermore, our DISH TV churn rate for the six months ended June 30, 2019 was negatively impacted by Univision’s removal of certain of their channels from our programming lineup. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, this decrease also resulted from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments have been and continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which are no longer open to the public, we have paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or we anticipate the account to disconnect due to COVID-19. During the second quarter 2020, 45,000 of these subscribers came off pause or had temporary rate relief end and 17,000 of these subscribers disconnected.

While our ending Pay-TV subscriber count as of June 30, 2020 was adjusted for the removal of 250,000 commercial subscribers and the addition of 45,000 commercial subscribers, discussed above, gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate for the six months ended June 30, 2020 were not adjusted. We have not incurred and do not expect to incur any significant expenses in connection with the return of these commercial accounts and accordingly, these commercial accounts were added to our ending subscriber count and were not recorded as gross new Pay-TV subscriber activations. We cannot predict when the remaining commercial accounts will be able to fully reopen, how many will return or when they may return to active subscriber status, and there can be no assurance that they will return. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our subscriber base, gross new DISH TV subscribers and our DISH TV churn rate as a result of, among other things, higher unemployment and lower discretionary spending and our reduced ability to perform our in-home service operations due to the impact of social distancing. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition and results of operations.

Subscriber-related revenue. “Subscriber-related revenue” totaled $6.248 billion for the six months ended June 30, 2020, an increase of $33 million or 0.5% compared to the same period in 2019. The increase in “Subscriber-related revenue” compared to the same period in 2019 was primarily related to an increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $90.43 during the six months ended June 30, 2020 versus $85.68 during the same period in 2019. The $4.75 or 5.5% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2020 and 2019, the SLING TV programming package price increases in the first quarter 2020 and fourth quarter 2019 and fewer commercial accounts compared to the same period in 2019, which have lower Pay-TV ARPU than residential subscribers.

Subscriber-related expenses. “Subscriber-related expenses” totaled $3.798 billion during the six months ended June 30, 2020, a decrease of $153 million or 3.9% compared to the same period in 2019. The decrease in “Subscriber-related expenses” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable and retention costs per subscriber. Variable and retention costs per subscriber decreased due to, among other things, increased operational efficiencies, including a focused set of staffing reductions, and fewer customer upgrades. These decreases were partially offset by higher programming costs per subscriber. Programming costs per subscriber during the six months ended June 30, 2020 increased due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. This increase was partially offset by the reduction in programming costs per subscriber related to Fox RSN’s removal of certain of their channels from our programming lineup. In addition, the six months ended June 30, 2020 was negatively impacted by the $20 million increase in allowance for credit losses as a result of COVID-19. “Subscriber-related expenses” represented 60.8% and 63.6% of “Subscriber-related revenue” during the six months ended June 30, 2020 and 2019, respectively.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $240 million during the six months ended June 30, 2020, a decrease of $60 million or 20.0% compared to the same period in 2019. This decrease resulted from the reduction of expense associated with the satellite leases for EchoStar XVIII and Nimiq 5.  In May 2019, our lease of EchoStar XVIII ended as a result of an agreement to sell our interests in the LMDS and MVDDS licenses in exchange for the EchoStar XVIII satellite. During September 2019 pursuant to the Master Transaction Agreement, we began accounting for our Nimiq 5 satellite lease as a finance lease. Accordingly, expenses related to this lease are no longer recorded in “Satellite and transmission expenses,” but rather in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $454 million during the six months ended June 30, 2020, an increase of $22 million or 5.0% compared to the same period in 2019. This change was primarily attributable to the increase in DISH TV SAC, discussed below, partially offset by lower gross new DISH TV subscriber activations.

DISH TV SAC. DISH TV SAC was $849 during the six months ended June 30, 2020 compared to $803 during the same period in 2019, an increase of $46 or 5.7%. This change was primarily attributable to fewer commercial additions compared to the same period in 2019, which historically have lower DISH TV SAC than residential activations, and an increase in advertising costs.

During the six months ended June 30, 2020 and 2019, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $71 million and $77 million, respectively.

General and administrative expenses. “General and administrative expenses” totaled $341 million during the six months ended June 30, 2020, a $33 million or 8.8% decrease compared to the same period in 2019. This decrease was primarily driven by cost cutting initiatives, including a focused set of staffing reductions.

Depreciation and amortization. “Depreciation and amortization” expense totaled $258 million during the six months ended June 30, 2020, a $33 million or 11.3% decrease compared to the same period in 2019. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers, partially offset by an increase in depreciation expense as a result of our Nimiq 5 satellite lease being accounted for as a finance lease beginning in September 2019 and depreciation associated with EchoStar XVIII, discussed above.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $346 million during the six months ended June 30, 2020, a decrease of $44 million compared to the same period in 2019. This decrease was primarily related to a reduction in interest expense resulting from debt redemptions during 2020 and 2019.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.430 billion during the six months ended June 30, 2020, an increase of $268 million or 23.0% compared to the same period in 2019. The increase in EBITDA was primarily attributable to the changes in operating income discussed above, excluding the change in “Depreciation and amortization.” The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months Ended
	June 30,
	2020	2019

	(In thousands)
EBITDA	$1,429,846	$1,162,104
Interest, net	(344,425)	(381,974)
Income tax (provision) benefit, net	(208,334)	(126,287)
Depreciation and amortization	(257,954)	(290,715)
Net income (loss) attributable to DISH DBS	$619,133	$363,128

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

Income tax (provision) benefit, net. Our income tax provision was $208 million during the six months ended June 30, 2020, an increase of $82 million compared to the same period in 2019. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes.”

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

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 include a detailed discussion of our risk factors.

Item 6.EXHIBITS

(a)	Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended June 30, 2020, filed on August 14, 2020, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date: August 14, 2020