Form 10-Q
period 2020-09-30
DISH DBS CORP
filed 2020-11-13
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of November 6, 2020, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I — FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2020 and December 31, 2019 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit) For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Narrative Analysis of Results of Operations	52

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	71

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	71

Item 1A.	Risk Factors	71

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	72

	Signatures	73

*	This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (H)(2) of Form 10-Q.

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

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$827,362	$17,426
Marketable investment securities	445,685	—
Trade accounts receivable, net of allowance for credit losses and allowance for doubtful accounts of $34,365 and $19,280, respectively	576,978	568,679
Inventory	293,034	321,983
Other current assets	176,103	164,767
Total current assets	2,319,162	1,072,855

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	58,362	61,067
Property and equipment, net	1,619,524	1,751,573
FCC authorizations	611,794	611,794
Other investment securities	96,481	106,874
Operating lease assets	429,118	553,576
Other noncurrent assets, net	233,145	228,820
Total noncurrent assets	3,048,424	3,313,704
Total assets	$5,367,586	$4,386,559

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$438,194	$266,417
Advances from affiliates	—	82,415
Deferred revenue and other	680,444	674,079
Accrued programming	1,330,687	1,308,531
Accrued interest	173,985	189,039
Other accrued expenses	931,032	918,333
Current portion of long-term debt and finance lease obligations	2,054,558	1,151,108
Total current liabilities	5,608,900	4,589,922

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	8,631,217	9,671,255
Deferred tax liabilities	547,068	501,857
Operating lease liabilities	224,593	350,155
Long-term deferred revenue and other long-term liabilities	201,755	207,992
Total long-term obligations, net of current portion	9,604,633	10,731,259
Total liabilities	15,213,533	15,321,181

Commitments and Contingencies (Note 9)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,452,849	1,432,736
Accumulated other comprehensive income (loss)	(893)	(449)
Accumulated earnings (deficit)	(11,297,903)	(12,366,909)
Total stockholder’s equity (deficit)	(9,845,947)	(10,934,622)
Total liabilities and stockholder’s equity (deficit)	$5,367,586	$4,386,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Service revenue	$3,109,479	$3,070,913	$9,357,713	$9,285,915
Equipment sales and other revenue	41,550	51,369	109,629	140,966
Total revenue	3,151,029	3,122,282	9,467,342	9,426,881

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Cost of services	1,849,824	2,056,701	5,911,995	6,337,170
Cost of sales - equipment and other	28,366	43,358	82,840	133,302
Selling, general and administrative expenses	379,167	438,644	1,149,782	1,215,414
Depreciation and amortization (Note 6)	125,016	145,081	382,970	435,796
Total costs and expenses	2,382,373	2,683,784	7,527,587	8,121,682

Operating income (loss)	768,656	438,498	1,939,755	1,305,199

Other Income (Expense):
Interest income	652	21,453	2,614	29,981
Interest expense, net of amounts capitalized	(171,246)	(187,784)	(517,633)	(578,286)
Other, net	(91)	1,508	702	6,072
Total other income (expense)	(170,685)	(164,823)	(514,317)	(542,233)

Income (loss) before income taxes	597,971	273,675	1,425,438	762,966
Income tax (provision) benefit, net	(148,098)	(68,817)	(356,432)	(195,104)
Net income (loss)	449,873	204,858	1,069,006	567,862
Less: Net income (loss) attributable to noncontrolling interests, net of tax	—	—	—	(124)
Net income (loss) attributable to DISH DBS	$449,873	$204,858	$1,069,006	$567,986

Comprehensive Income (Loss):
Net income (loss)	$449,873	$204,858	$1,069,006	$567,862
Other comprehensive income (loss):
Foreign currency translation adjustments	(132)	(237)	(454)	(52)
Unrealized holding gains (losses) on available-for-sale debt securities	10	(173)	10	81
Deferred income tax (expense) benefit, net	—	44	—	(21)
Total other comprehensive income (loss), net of tax	(122)	(366)	(444)	8
Comprehensive income (loss)	449,751	204,492	1,068,562	567,870
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	—	—	—	(124)
Comprehensive income (loss) attributable to DISH DBS	$449,751	$204,492	$1,068,562	$567,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total
Balance, December 31, 2018	$—	$1,152,369	$(376)	$(13,194,440)	$287	$(12,042,160)
Non-cash, stock-based compensation	—	11,003	—	—	—	11,003
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	152	—	—	152
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(38)	—	—	(38)
Foreign currency translation	—	—	47	—	—	47
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(124)	(124)
Net income (loss) attributable to DISH DBS	—	—	—	177,760	—	177,760
Balance, March 31, 2019	$—	$1,163,372	$(215)	$(13,016,680)	$163	$(11,853,360)
Non-cash, stock-based compensation	—	11,528	—	—	—	11,528
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	102	—	—	102
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(27)	—	—	(27)
Foreign currency translation	—	—	138	—	—	138
Satellite and Spectrum Transaction, net of deferred taxes	—	267,437	—	—	(163)	267,274
Net income (loss) attributable to DISH DBS	—	—	—	185,368	—	185,368
Balance, June 30, 2019	$—	$1,442,337	$(2)	$(12,831,312)	$—	$(11,388,977)
Non-cash, stock-based compensation	—	(14,214)	—	—	—	(14,214)
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(173)	—	—	(173)
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	44	—	—	44
Foreign currency translation	—	—	(237)	—	—	(237)
Other	—	(806)	—	—	—	(806)
Net income (loss) attributable to DISH DBS	—	—	—	204,858	—	204,858
Balance, September 30, 2019	$—	$1,427,317	$(368)	$(12,626,454)	$—	$(11,199,505)

Balance, December 31, 2019	$—	$1,432,736	$(449)	$(12,366,909)	$—	$(10,934,622)
Non-cash, stock-based compensation	—	6,953	—	—	—	6,953
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(11)	—	—	(11)
Foreign currency translation	—	—	(352)	—	—	(352)
Net income (loss) attributable to DISH DBS	—	—	—	244,153	—	244,153
Balance, March 31, 2020	$—	$1,439,689	$(812)	$(12,122,756)	$—	$(10,683,879)
Non-cash, stock-based compensation	—	3,333	—	—	—	3,333
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	11	—	—	11
Foreign currency translation	—	—	30	—	—	30
Net income (loss) attributable to DISH DBS	—	—	—	374,980	—	374,980
Balance, June30, 2020	$—	$1,443,022	$(771)	$(11,747,776)	$—	$(10,305,525)
Non-cash, stock-based compensation	—	9,827	—	—	—	9,827
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	10	—	—	10
Foreign currency translation	—	—	(132)	—	—	(132)
Net income (loss) attributable to DISH DBS	—	—	—	449,873	—	449,873
Balance, September 30, 2020	$—	$1,452,849	$(893)	$(11,297,903)	$—	$(9,845,947)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$1,069,006	$567,862
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	382,970	435,796
Realized and unrealized losses (gains) on investments	—	(3,117)
Non-cash, stock-based compensation	20,113	8,317
Deferred tax expense (benefit)	45,210	(41,065)
Allowance for credit losses and allowance for doubtful accounts, respectively	15,085	6,165
Other, net	142	69,851
Changes in current assets and current liabilities, net	170,372	(14,641)
Net cash flows from operating activities	1,702,898	1,029,168

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	(445,675)	153,416
Purchases of property and equipment	(233,261)	(298,595)
Other, net	6,221	71,572
Net cash flows from investing activities	(672,715)	(73,607)

Cash Flows From Financing Activities:
Redemption and repurchases of senior notes	(1,100,000)	(1,317,372)
Proceeds from the issuance of senior notes	1,000,000	—
Advances to/from affiliates	(82,415)	332,263
Repayment of long-term debt and finance lease obligations	(38,867)	(23,086)
Debt issuance costs	(1,670)	—
Other, net	—	(444)
Net cash flows from financing activities	(222,952)	(1,008,639)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	807,231	(53,078)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	78,103	130,076
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$885,334	$76,998

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming OTT Internet-based domestic, international and Latino video programming services (“SLING TV”). As of September 30, 2020, we had 11.423 million Pay-TV subscribers in the United States, including 8.965 million DISH TV subscribers and 2.458 million SLING TV subscribers.

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

Specifically, as a result of DISH Network’s entrance into the retail wireless industry, they have reclassified certain items on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We have made similar conforming changes to conform to our parent company. The reclassifications include:

(a) “Subscriber-related revenue” has been retitled “Service revenue.”

(b) “Subscriber-related expenses” has been retitled “Cost of services.”

(c) “Satellite and transmission expenses” has been reclassified to “Cost of services.”

(d) A new caption entitled “Selling, general and administrative expenses” has been created that includes historical “General and administrative expenses,” as well as “Subscriber acquisition costs.”

All prior periods have been reclassified to conform to the current period presentation for these changes.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

As of September 30, 2020 and December 31, 2019, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses or net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 4 for the fair value of our marketable investment securities.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life. During the three months ended September 30, 2020 and 2019, we capitalized $46 million and $67 million, respectively, under these programs.  The amortization expense related to these programs was $33 million and $21 million for the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, we capitalized $128 million and $159 million, respectively, under these programs.  The amortization expense related to these programs was $89 million and $52 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, we had a total of $340 million and $300 million, respectively, capitalized net of related amortization expense on our Condensed Consolidated Balance Sheets. These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

We currently lease and historically have leased certain assets from EchoStar, including, among other things, satellites, office space and data centers. See Note 13 for further information on our Related Party Transactions with EchoStar. On May 19, 2019, DISH Network entered into a Master Transaction Agreement with EchoStar and effective September 10, 2019, certain satellites and real estate assets leased from EchoStar were transferred to DISH Network. See Note 14 “Related Party Transactions – Master Transaction Agreement” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 for further information on the Master Transaction Agreement.

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

Advertising Costs

We recognize advertising expense when incurred as selling, general and administrative expense. Advertising expenses totaled $107 million and $141 million for each of the three months ended September 30, 2020 and 2019, respectively. Advertising expenses totaled $328 million and $375 million for each of the nine months ended September 30, 2020 and 2019, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs totaled $6 million and $4 million for the three months ended September 30, 2020 and 2019, respectively. Research and development costs totaled $17 million and $15 million for the nine months ended September 30, 2020 and 2019, respectively.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Nine Months Ended
	September 30,
	2020	2019

	(In thousands)
Cash paid for interest	$505,664	$609,850
Cash received for interest	2,614	29,981
Cash paid for income taxes	13,673	16,510
Cash paid for income taxes to DISH Network	293,713	218,210
Capitalized interest	—	440

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

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30,	December 31,
	2020	2019

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$445,685	$—
Restricted marketable investment securities (1)	390	390
Total marketable investment securities	446,075	390

Restricted cash and cash equivalents (1)	57,972	60,677

Other investment securities:
Other investment securities	96,481	106,874
Total other investment securities	96,481	106,874

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$600,528	$167,941

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2020 and December 31, 2019, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2020 and December 31, 2019, we had accumulated net unrealized gains of less than $1 million and zero, respectively. These amounts, net of related tax effect, were accumulated net unrealized gains of less than $1 million and zero, respectively. All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).” The components of our available-for-sale investments are summarized in the table below.

	As of September 30, 2020				As of December 31, 2019
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net

	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$130,592	$8	$—	$8	$390	$—	$—	$—
Commercial paper	287,124	—	—	—	—	—	—	—
Corporate securities	28,212	2	—	2	—	—	—	—
Other	147	—	—	—	—	—	—	—
Total	$446,075	$10	$—	$10	$390	$—	$—	$—

As of September 30, 2020, restricted and non-restricted marketable investment securities included debt securities of $446 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$867,906	$495,119	$372,787	$—	$60,677	$60,677	$—	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$130,592	$130,592	$—	$—	$390	$390	$—	$—
Commercial paper	287,124	—	287,124	—	—	—	—	—
Corporate securities	28,212	—	28,212	—	—	—	—	—
Other	147	—	147	—	—	—	—	—
Total	$446,075	$130,592	$315,483	$—	$390	$390	$—	$—

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2020	2019	2020	2019

	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$—	$1	$—	$3,600
Costs related to early redemption of debt	—	(44)	—	(483)
Equity in earnings (losses) of affiliates	(77)	743	(198)	2,096
Other	(14)	808	900	859
Total	$(91)	$1,508	$702	$6,072

5.	Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2020	2019

	(In thousands)
Finished goods	$245,618	$254,240
Work-in-process and service repairs	32,320	34,120
Raw materials	15,096	33,623
Total inventory	$293,034	$321,983

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	September 30,	December 31,
	(In Years)	2020	2019

		(In thousands)
Equipment leased to customers	2-5	$1,753,757	$1,837,503
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements	15	398,107	398,107
Furniture, fixtures, equipment and other	2-20	1,956,431	1,894,629
Buildings and improvements	5-40	294,651	289,421
Land	-	13,186	13,186
Construction in progress	-	59,548	70,081
Total property and equipment		5,164,593	5,191,840
Accumulated depreciation		(3,545,069)	(3,440,267)
Property and equipment, net		$1,619,524	$1,751,573

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Equipment leased to customers	$71,551	$92,193	$220,722	$286,782
Satellites	23,796	18,070	71,389	41,645
Buildings, furniture, fixtures, equipment and other	29,669	34,818	90,859	107,369
Total depreciation and amortization	$125,016	$145,081	$382,970	$435,796

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of September 30, 2020, our pay-TV satellite fleet consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A

Leased from EchoStar (1):
EchoStar IX	August 2003	121	Month to month

Leased from DISH Network (2):
EchoStar X	February 2006	110	February 2021
EchoStar XI	July 2008	110	September 2021
EchoStar XIV	March 2010	119	February 2023
EchoStar XVI	November 2012	61.5	January 2023
Nimiq 5 (3)	September 2009	72.7	September 2021
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2022

(1)	See Note 13 for further information on our Related Party Transactions with EchoStar.
(2)	See Note 13 for further information on our Related Party Transactions with DISH Network.
(3)	The Nimiq 5 satellite, for which we have the option to renew on a year-to-year basis through September 2024 (when DISH Network’s lease term expires) was previously classified as an operating lease. As a result of the Master Transaction Agreement and expiration of the initial lease term, we now include our options to renew the lease through September 2024 in the lease term as we are reasonably certain to exercise those options. Accordingly, Nimiq 5 is now accounted for as a finance lease.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Operating lease cost	$61,750	$72,739	$185,273	$234,787

Short-term lease cost (1)	3,148	3,010	9,548	34,436

Finance lease cost:
Amortization of right-of-use assets	12,374	6,773	37,122	16,686
Interest on lease liabilities	4,270	2,495	13,602	4,775
Total finance lease cost	16,644	9,268	50,724	21,461
Total lease costs	$81,542	$85,017	$245,545	$290,684

(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended
	September 30,
	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$186,059	$237,881
Operating cash flows from finance leases	$13,602	$4,775
Financing cash flows from finance leases	$35,234	$20,469

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$32,863	$72,947
Finance leases	$—	$175,311

Right-of-use assets and liabilities recognized at January 1, 2019 upon adoption of ASC 842		$730,180

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	September 30, 2020	December 31, 2019

	(In thousands)
Operating Leases:
Operating lease assets	$429,118	$553,576

Other current liabilities	$203,291	$202,972
Operating lease liabilities	224,593	350,155
Total operating lease liabilities	$427,884	$553,127

Finance Leases:
Property and equipment, gross	$398,875	$399,764
Accumulated depreciation	(238,699)	(201,873)
Property and equipment, net	$160,176	$197,891

Other current liabilities	$52,004	$48,678
Other long-term liabilities	124,176	163,939
Total finance lease liabilities	$176,180	$212,617

Weighted Average Remaining Lease Term:
Operating leases	3.0 years	3.4 years
Finance leases	3.5 years	4.2 years

Weighted Average Discount Rate:
Operating leases	8.8%	9.1%
Finance leases	9.6%	9.5%

Maturities of lease liabilities as of September 30, 2020 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2020 (remaining three months)	$61,023	$16,223	$77,246
2021	207,469	66,279	273,748
2022	134,793	50,227	185,020
2023	28,931	42,862	71,793
2024	11,836	32,147	43,983
Thereafter	43,555	—	43,555
Total lease payments	487,607	207,738	695,345
Less: Imputed interest	(59,723)	(31,558)	(91,281)
Total	427,884	176,180	604,064
Less: Current portion	(203,291)	(52,004)	(255,295)
Long-term portion of lease obligations	$224,593	$124,176	$348,769

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.	Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5 1/8% Senior Notes due 2020 (1)	$—	$—	$1,100,000	$1,110,208
6 3/4% Senior Notes due 2021 (2)	2,000,000	2,055,660	2,000,000	2,109,420
5 7/8% Senior Notes due 2022	2,000,000	2,090,160	2,000,000	2,129,580
5 % Senior Notes due 2023	1,500,000	1,533,990	1,500,000	1,543,770
5 7/8% Senior Notes due 2024	2,000,000	2,064,700	2,000,000	2,049,080
7 3/4% Senior Notes due 2026	2,000,000	2,202,920	2,000,000	2,128,900
7 3/8% Senior Notes due 2028	1,000,000	1,032,270	—	—
Other notes payable	23,566	23,566	25,996	25,996
Subtotal	10,523,566	$11,003,266	10,625,996	$11,096,954
Unamortized deferred financing costs and debt discounts, net	(13,971)		(16,250)
Finance lease obligations (3)	176,180		212,617
Total long-term debt and finance lease obligations (including current portion)	$10,685,775		$10,822,363

(1)	On May 1, 2020, we redeemed the principal balance of our 5 1/8% Senior Notes due 2020.
(2)	Our 6 3/4% Senior Notes due 2021 mature on June 1, 2021 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2020.
(3)	Disclosure regarding fair value of finance leases is not required.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, DISH Network notified the FCC that it planned to deploy a narrowband Internet of Things (“IoT”) network on certain of these wireless licenses, which was to be the first phase of its network deployment (“First Phase”). DISH Network expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, DISH Network determined that the revision of certain of its build-out deadlines was probable and, therefore, DISH Network no longer intends to complete its narrowband IoT deployment. The FCC issued an order effectuating the build-out deadline changes contemplated above on September 11, 2020.  DISH Network has issued requests for information and proposals (“RFI/Ps”) to various vendors in the wireless industry and is in the process of selecting certain vendors as it moves forward with its 5G broadband network deployment (“5G Network Deployment”). DISH Network currently expects expenditures for its 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.

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

Asset Purchase Agreement. On July 26, 2019, DISH Network entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and given the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”) to acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the closing date (the “Boost Mobile Acquisition”). Effective July 1, 2020 (the “Closing Date”), upon the terms and subject to the conditions set forth in the APA, DISH Network and NTM completed the Boost Mobile Acquisition.

At the closing of the Boost Mobile Acquisition, DISH Network and NTM entered into a transition services agreement under which DISH Network will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by NTM to DISH Network (the “MNSA”), an option agreement entitling DISH Network to acquire certain decommissioned cell sites and retail stores of NTM (the “Option Agreement”) and an agreement under which DISH Network would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”).  See Note 5 “Acquisitions – Sprint Asset Acquisition” of DISH Network’s Quarterly Report on Form 10-Q for the three months ended September 30, 2020 for further information on the Transaction Agreements.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 11 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

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

See Note 11 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 for further information.

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

Cedar Lane

On October 13, 2020, Cedar Lane Technologies filed a complaint against our wholly owned subsidiary, DISH Network L.L.C., in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,502,194 (the “194 patent”), entitled “System for playback of network audio material on demand”; United States Patent No. 6,526,411 (the “411 patent”), entitled “System and method for creating dynamic playlists”; United States Patent No. 6,721,489 (the “489 patent”), entitled “Play list manager”; United States Patent No. 7,173,177 (the “177 patent”), entitled “User interface for simultaneous management of owned and unowned inventory”; United States Patent No. 7,642,443 (the “443 patent”), entitled “User interface for simultaneous management of owned and unowned inventory”; and United States Patent No. 8,165,867 (the “867 patent”), entitled “Methods for translating a device command.” Generally, the asserted patents relate to streaming digital audio to a home audio system; aspects of play lists and purchased content; and voice control. Cedar Lane Technologies is a non-practicing entity that has filed more than 75 patent infringement lawsuits.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust

On July 2, 2019, a putative class action lawsuit was filed by a purported EchoStar stockholder in the District Court of Clark County, Nevada under the caption City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust v. Ergen, et al., Case No. A-19-797799-B. The lawsuit named as defendants Mr. Ergen, the other members of the EchoStar Board, as well as EchoStar, certain of its officers, DISH Network and certain of DISH Network’s and EchoStar’s affiliates. Plaintiff alleges, among other things, breach of fiduciary duties in approving the transactions contemplated under the Master Transaction Agreement for inadequate consideration and pursuant to an unfair and conflicted process, and that EchoStar, DISH Network and certain other defendants aided and abetted such breaches. In the operative First Amended Complaint, filed on October 11, 2019, the plaintiff dropped as defendants the EchoStar board members other than Mr. Ergen. The trial of this matter is scheduled to start sometime during the five-week “stack” beginning September 7, 2021. See Note 14 “Related Party Transactions – Master Transaction Agreement” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 for further information on the Master Transaction Agreement. Plaintiff seeks equitable relief, including the issuance of additional DISH Network Class A Common Stock, monetary relief and other costs and disbursements, including attorneys’ fees.

DISH Network intends to vigorously defend this case, but cannot predict with any degree of certainty the outcome of this suit or determine the extent of any potential liability or damages.

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against DISH Network, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah. The complaint alleges willful infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.” ClearPlay alleges that the AutoHop™ feature of our Hopper set-top box infringes the asserted patents. On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action. In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. On October 31, 2016, the stay was lifted. On October 16, October 21, November 2, and November 9, 2020, DISH Network L.L.C. and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of, respectively, the 784 patent, the 799 patent, the 318 patent and the 970 patent; and on November 3, 2020, the United States Patent and Trademark Office granted the request for reexamination of the 784 patent. The trial has been reset for July 26, 2021. The report issued by ClearPlay’s damages expert contends that ClearPlay is entitled to $543 million in damages.

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

In a First Amended Complaint filed on August 6, 2018, Contemporary added our wholly-owned subsidiary DISH Network L.L.C. as a defendant. In a Second Amended Complaint filed on October 9, 2018, Contemporary named only our wholly- owned subsidiary DISH Network L.L.C. as a defendant and dropped certain indirect infringement allegations. On June 10, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 842 patent, the 903 patent, the 643 patent and the 997 patent. On December 13, 2019 and January 7, 2020, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions. Following Contemporary’s decision not to file Patent Owner Responses to DISH Network L.L.C.’s petitions on the 842 patent and the 903 patent, on April 24, 2020, the United States Patent and Trademark Office entered judgments granting those petitions and canceling the challenged claims of those patents. On July 11, 2019, the Court entered an order staying the case pending resolution of the petitions. On January 31, 2020, pursuant to the parties’ joint motion, the Court dismissed all claims arising from the 202 patent, and extended its stay of the litigation pending non-appealable determinations on all of the petitions before the United States Patent and Trademark Office.

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

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation. On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions. On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims. On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims. Customedia appealed its losses before the United States Patent and Trademark Office. The Court of Appeals for the Federal Circuit heard oral argument on November 6, 2019 on the appeal involving the 437 patent, and summarily affirmed the patent’s invalidity on November 8, 2019. On January 7, 2020, Customedia petitioned the Court of Appeals for rehearing or rehearing en banc, raising issues about the constitutionality of the appointment of the administrative patent judges that heard the petition before the Patent and Trademark Office, but the Court of Appeals denied rehearing on March 5, 2020. On July 31, 2020, Customedia filed a petition with the United States Supreme Court asking it to hear a further appeal, but its petition was denied on October 13, 2020. The Court of Appeals heard oral argument on the appeal involving the 090 patent and the 494 patent on December 3, 2019, and affirmed those patents’ invalidity on March 6, 2020. On May 5, 2020, Customedia filed petitions in the Federal Circuit for rehearing and rehearing en banc, seeking to reverse our appellate victories on the 090 and 494 patents, but those petitions were denied on June 9, 2020.

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

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging all asserted claims of each of the asserted patents, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in our petition (and, on January 10, 2020, issued a final written decision invalidating the 535 patent in connection with a third party’s independent petition). On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions to the United States Court of Appeals for the Federal Circuit. On June 29, 2020, the United States Patent and Trademark Office filed a notice of intervention in the appeal. The appeal has been fully briefed since September 9, 2020. The Colorado Action in the district court has been stayed since February 26, 2019, pending resolution of the petitions. On August 7, 2020, the United States Patent and Trademark Office granted a request for ex parte reexamination of the validity of the 610 patent.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Among other things, the Amended Injunction provided DISH Network L.L.C. a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH TV goods and services. On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit, which heard oral argument on September 17, 2018. On March 26, 2020, the United States Court of Appeals for the Seventh Circuit issued an opinion largely affirming DISH Network L.L.C.’s liability, but vacating and remanding the damages award. On June 25, 2020, the United States Court of Appeals for the Seventh Circuit denied DISH Network L.L.C.’s petition for rehearing and/or rehearing en banc. Pursuant to the parties’ stipulation, on July 13, 2020, the Court entered a schedule for additional briefing on the remanded damages issue, which schedule has been extended at the parties’ requests to accommodate settlement discussions.

Our total accrual at September 30, 2020 and December 31, 2019 related to the FTC Action was $280 million, which was recorded in prior periods and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets. Any eventual payments made with respect to the FTC Action may not be deductible for tax purposes, which had a negative impact on our effective tax rate for the year ended December 31, 2017. The tax deductibility of any eventual payments made with respect to the FTC Action may change, based upon, among other things, further developments in the FTC Action, including final adjudication of the FTC Action.

We may also from time to time be subject to private civil litigation alleging telemarketing violations. For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”). Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA. On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA. On April 5, 2018, the Court entered a $61 million judgment in favor of the class. DISH Network L.L.C. appealed and on May 30, 2019, the United States Court of Appeals for the Fourth Circuit affirmed. On October 15, 2019, DISH Network L.L.C. filed a petition for writ of certiorari, requesting that the United States Supreme Court agree to hear a further appeal, but it denied the petition on December 16, 2019. On January 21, 2020, DISH Network L.L.C. filed a second notice of appeal relating to the district court’s orders on the claims administration process to identify, and disburse funds to, individual class members. On June 29, 2020, Krakauer filed a motion to dismiss the appeal for lack of jurisdiction. The district court currently is deciding how to handle the $10.76 million in disbursable judgment funds for which no corresponding class member was identified, but has indicated that it will not refund those monies to DISH Network L.L.C. During the third quarter 2019, the judgment was paid to the court.

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

On November 13, 2017, City of Sterling Heights Police and Fire Retirement System (“Sterling Heights”), a purported shareholder of DISH Network, filed a putative shareholder derivative action in the District Court for Clark County, Nevada. Sterling Heights makes substantially the same allegations as Plumbers Union 519, and alleges causes of action against the Director Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Sterling Heights is seeking an unspecified amount of damages. Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the derivative plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint. DISH Network’s Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action. On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation. The Special Litigation Committee’s report was filed on November 27, 2018, and recommended that the Company not pursue the claims asserted by the derivative plaintiffs. On December 20, 2018, the Special Litigation Committee filed a motion seeking deferral to its determination that the claims should be dismissed. Following a two-day evidentiary hearing on July 6-7, 2020, on July 17, 2020, the District Court entered an order granting the Special Litigation Committee’s motion. On August 25, 2020, the derivative plaintiffs filed a notice of appeal to the Nevada Supreme Court.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See Note 11 “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 for further information. Thereafter, the Court maintained the stay until October 26, 2018. On February 11, 2019, the Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, which has been fully briefed since June 3, 2019.

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

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All service revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2020	2019	2020	2019

	(In thousands)
United States	$3,139,811	$3,112,046	$9,442,107	$9,394,983
Canada and Mexico	11,218	10,236	25,235	31,898
Total revenue	$3,151,029	$3,122,282	$9,467,342	$9,426,881

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Category:	2020	2019	2020	2019

	(In thousands)
Pay-TV video and related revenue	$3,109,479	$3,070,913	$9,357,713	$9,285,915
Equipment sales and other revenue	41,550	51,369	109,629	140,966
Total	$3,151,029	$3,122,282	$9,467,342	$9,426,881

12.	Contract Balances

Our valuation and qualifying accounts as of September 30, 2020 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the nine months ended September 30, 2020	$19,280	$56,398	$(41,313)	$34,365

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Deferred revenue related to contracts with our customers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets. Changes in deferred revenue related to contracts with our customers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2019	$609,054
Recognition of unearned revenue	(4,369,230)
Deferral of revenue	4,365,480
Balance as of September 30, 2020	$605,304

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of our future revenue.

13.	Related Party Transactions

Master Transaction Agreement

On May 19, 2019, DISH Network entered into the Master Transaction Agreement pursuant to which, on September 10, 2019, EchoStar transferred to DISH Network certain assets and liabilities of its EchoStar Satellite Services segment. As a result of the Master Transaction Agreement, certain agreements that we had with EchoStar have been transferred to DISH Network. The following is a summary of the terms of our principal agreements with DISH Network that may have an impact on our financial condition and results of operations. See Note 14 “Related Party Transactions – Master Transaction Agreement” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 for further information on the Master Transaction Agreement.

Related Party Transactions with DISH Network

“Cost of services”

During the three months ended September 30, 2020 and 2019, we incurred expenses of $56 million and $12 million, respectively, for satellite capacity leased from DISH Network and telemetry, tracking and control and other professional services provided to us by DISH Network. During the nine months ended September 30, 2020 and 2019, we incurred expenses of $168 million and $37 million, respectively, for satellite capacity leased from DISH Network and telemetry, tracking and control and other professional services provided to us by DISH Network. As a result of the Master Transaction Agreement, discussed above, DISH Network is now a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Under the terms of the DISH Nimiq 5 Agreement, we made certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continued through the service term, which expired ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we have the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, the Telesat Transponder Agreement was transferred to DISH Network and we began receiving transponder services on the Nimiq 5 satellite from a wholly-owned subsidiary of DISH Network as of the same date and exercised our option to renew for a one-year period through September 2020. As discussed in Note 6, “Property and Equipment and Intangible Assets,” the Nimiq 5 satellite lease has been accounted for as a finance lease since September 2019. Accordingly, expenses related to this lease are no longer recorded in “Cost of services,” but rather in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the three months ended September 30, 2020 and 2019, we recorded $9 million and $3 million of “Depreciation and amortization expense,” respectively, and $3 million and $1 million of “Interest expense, net of amounts capitalized,”respectively, related to Nimiq 5. During the nine months ended September 30, 2020 and 2019, we recorded $26 million and $3 million of “Depreciation and amortization expense,” respectively, and $11 million and $1 million of “Interest expense, net of amounts capitalized,”respectively, related to Nimiq 5.

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

“Selling, general and administrative expenses”

During the three months ended September 30, 2020 and 2019, we incurred $2 million and less than $1 million, respectively, for selling, general and administrative expenses for services provided to us by DISH Network. During the nine months ended September 30, 2020 and 2019, we incurred $6 million and less than $1 million, respectively, for selling, general and administrative expenses for services provided to us by DISH Network. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Other Agreements – DISH Network

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations. During the three months ended September 30, 2020 and 2019, the costs associated with these services was $16 million and $14 million, respectively. During the nine months ended September 30, 2020 and 2019, the costs associated with these services was $55 million and $40 million, respectively.

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

“Trade accounts receivable”

As of September 30, 2020 and December 31, 2019, trade accounts receivable from EchoStar was $3 million and $1 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of September 30, 2020 and December 31, 2019, trade accounts payable to EchoStar was $4 million and $3 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the three months ended September 30, 2020 and 2019, we received $1 million and $2 million for services provided to EchoStar. During the nine months ended September 30, 2020 and 2019, we received $3 million and $5 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Real Estate Lease Agreements. DISH Network has entered into lease agreements pursuant to which DISH Network leases certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, DISH Network began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in August 2021.

●	90 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2022. EchoStar has the option to renew this lease for four three-year periods.

●	Cheyenne Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. In connection with the Master Transaction Agreement, DISH Network and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term.

●	Gilbert Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leased certain space from us at 801 N. DISH Dr., Gilbert, Arizona for a period ending in March 2019. EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. This lease was terminated effective September 10, 2019.

●	American Fork Occupancy License Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we acquired the lease for certain space at 796 East Utah Valley Drive, American Fork, Utah, and we sublease certain space at this location to EchoStar for a period ending in August 2017. In June 2017, EchoStar exercised its five-year renewal option for a period ending in August 2022. This lease was terminated effective March 2019.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Cost of services”

During the three months ended September 30, 2020 and 2019, we incurred expenses of $1 million and $55 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar. During the nine months ended September 30, 2020 and 2019, we incurred expenses of $2 million and $198 million, respectively, for satellite capacity leased from EchoStar and telemetry, tracking and control and other professional services provided to us by EchoStar. EchoStar was the supplier of the vast majority of our transponder capacity. On May 19, 2019, DISH Network entered into the Master Transaction Agreement pursuant to which, on September 10, 2019, certain of these satellites were transferred to DISH Network. We are now leasing this satellite capacity from DISH Network. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Selling, general and administrative expenses”

During the three months ended September 30, 2020 and 2019, we incurred $3 million and $5 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. During the nine months ended September 30, 2020 and 2019, we incurred $10 million and $16 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC. Payments from HNS for services provided are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For each of the three months ended September 30, 2020 and 2019, these payments were $4 million. For the nine months ended September 30, 2020 and 2019, these payments were $13 million and $15 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the three months ended September 30, 2020 and 2019, we purchased broadband equipment from HNS of $4 million and $2 million, respectively, under the MSA. For the nine months ended September 30, 2020 and 2019, we purchased broadband equipment from HNS of $11 million and $10 million under the MSA, respectively.

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

Related Party Transactions with NagraStar L.L.C.

As a result of the completion of the Share Exchange on February 28, 2017, we own a 50% interest in NagraStar, a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming. Certain payments related to NagraStar are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, certain other payments are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Selling, general and administrative expenses” or “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed. We record all payables in “Trade accounts payable” or “Other accrued expenses” on our Condensed Consolidated Balance Sheets. Our investment in NagraStar is accounted for using the equity method.

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$14,073	$14,434	$41,424	$43,148

	As of
	September 30,	December 31,
	2020	2019

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$8,745	$9,630
Commitments to NagraStar	$4,260	$4,893

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Sales:
Uplink services	$1,207	$1,406	$3,875	$4,222
Total	$1,207	$1,406	$3,875	$4,222

	As of
	September 30,	December 31,
	2020	2019

	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$2,603	$1,191

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

Overview

Our business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers. In connection with the growth in the OTT industry, we promote our SLING TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.

Financial Highlights

2020 Third Quarter Consolidated Results of Operations and Key Operating Metrics

●	Revenue of $3.151 billion
●	Net income attributable to DISH DBS of $450 million
●	Addition of approximately 116,000 net Pay-TV subscribers
●	Loss of approximately 87,000 net DISH TV subscribers
●	Addition of approximately 203,000 net SLING TV subscribers
●	Pay-TV ARPU of $91.79
●	Gross new DISH TV subscriber activations of approximately 292,000
●	DISH TV churn rate of 1.41%
●	DISH TV SAC of $864

Consolidated Financial Condition as of September 30, 2020

●	Cash, cash equivalents and current marketable investment securities of $1.273 billion
●	Total assets of $5.368 billion
●	Total long-term debt and finance lease obligations of $10.686 billion

We currently operate one business segment.

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide health pandemic.  To date, COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have and may continue to adversely affect our business operations and may materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our customers are impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups and, in some areas, to refrain from non-essential movements outside of their homes. Governmental authorities are taking various actions in an effort to slow the spread of COVID-19. COVID-19 has impacted our business, in particular the following areas:

●	In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees. We have implemented increased health and safety practices including, increased use of personal protective equipment for employees to protect them and our subscribers, and temperature checks at certain locations.

●	Our commercial business is impacted as many bars, restaurants, and other commercial establishments have been and continue to be recommended and/or mandated to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand.

●	Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes. As a result, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease.

●	Our DISH Smart Home Services brand was impacted as in-home installation and support has been impacted by government actions and/or related lower consumer demand for these services.

●	Widespread unemployment may impact our subscribers’ ability to pay for the services they receive and, as a result, we have increased our allowance for credit losses as a component of “Trade accounts receivable, net” as of September 30, 2020 on our Condensed Consolidated Balance Sheets. We continue to monitor the health of our business, including the potential impact of widespread unemployment on our subscribers’ ability to pay for the services they receive.

●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays. These interruptions and/or delays in our supply chain could have a material adverse effect on our business.

●	Due to the current economic climate, combined with changing needs of our customers and how we can best serve them, during the second quarter of 2020, we made the decision to reevaluate our organization. This included a focused set of staffing reductions to align our workforce to best serve our customers.

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

Pay-TV

We are the nation’s fourth largest pay-TV provider and offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”), Internet-based domestic, international and Latino video programming services (“SLING TV”). As of September 30, 2020, we had 11.423 million Pay-TV subscribers in the United States, including 8.965 million DISH TV subscribers and 2.458 million SLING TV subscribers.

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

We face competition from providers of video content distributed over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These providers include, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, AT&T, ViacomCBS, STARZ, Peacock, Fubo and Philo.  Many of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do. In addition, traditional providers of video entertainment, including broadcasters, cable channels and MVPDs, are increasing their Internet-based video offerings. Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services. Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings. This competition, among other things, has caused the rate of growth in subscribers to our SLING TV services to decrease. In June 2018, we launched additional SLING TV services which include offering consumers a la carte channel subscriptions, access to pay-per-view events and movies, and access to free content. There can be no assurance that these additional services and other offers will positively affect our results of operations or our net SLING TV subscribers.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet. Our SLING TV services face increased competition from content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunications companies that are increasing their Internet-based video offerings. We also face competition from providers of video content distributed over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These providers include, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, Verizon, AT&T, ViacomCBS, STARZ, Peacock, Fubo and Philo.  Furthermore, our DISH TV services face increased competition as programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.

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

We implement new marketing promotions from time to time that are intended to increase our Pay-TV subscriber activations. For our DISH TV services, we have launched various marketing promotions offering certain DISH TV programming packages without a price increase for a commitment period. We also launched our Flex Pack skinny bundle with a core package of programming consisting of more than 50 channels and the choice of one of ten themed add-on channel packs, which include, among others, local broadcast networks and kids and general entertainment programming. Subscribers can also add or remove additional channel packs to best suit their entertainment needs. In addition, certain streaming apps, including, among others, Netflix, Amazon Prime Video and YouTube, have been integrated into select Hopper receiver systems. While we plan to implement new marketing efforts for our DISH TV services, there can be no assurance that we will ultimately be successful in increasing our gross new DISH TV subscriber activations.

Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing and retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

For our SLING TV services, we offer a personalized TV experience with a customized channel line-up and two of the lowest priced multichannel live-linear online streaming services in the industry, our SLING Orange service and our SLING Blue service. While we plan to implement new marketing efforts for our SLING TV services, there can be no assurance that we will ultimately be successful in increasing our net SLING TV subscriber activations.

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

Programming

Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices. Programming costs represent a large percentage of our “Cost of services” and the largest component of our total expense. We expect these costs to continue to increase due to contractual price increases and the renewal of long-term programming contracts on less favorable pricing terms and certain programming costs are rising at a much faster rate than wages or inflation. In particular, the rates we are charged for retransmitting local broadcast channels have been increasing substantially and may exceed our ability to increase our prices to our customers. Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms or if we are unable to pass these increased programming costs on to our customers.

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

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire. In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. For example, in June 2018 and November 2018, Univision Communications Inc. (“Univision”) removed certain of its channels from our DISH TV and SLING TV programming lineup. On March 26, 2019, we and Univision signed a new programming carriage contract which restored certain of these Univision channels to our DISH TV programming lineup. In October 2018, AT&T removed its HBO and Cinemax channels from our DISH TV and SLING TV programming lineup, as we and AT&T have been unable to negotiate the terms and conditions of a new programming carriage contract. AT&T offers its programming, including its HBO and Cinemax channels, directly to consumers over the Internet and provides HBO for free to its subscribers under certain offers. In July 2019, Fox Regional Sports Networks (“RSNs”) also removed certain of its channels from our DISH TV and SLING TV programming lineup. In August 2019, Sinclair Broadcast Group acquired the Fox RSNs. We experienced a higher DISH TV churn rate, higher net Pay-TV subscriber losses and lower gross new DISH TV subscriber activations during 2018 and 2019, when Univision, AT&T and Sinclair RSNs removed certain of their channels from our DISH TV and SLING TV programming lineup. There can be no assurance that channel removals, such as the removal of the channels discussed above or others, will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time. The first factor is our DISH TV churn rate and how successful we are at retaining our current Pay-TV subscribers. To the extent we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced. The second factor is how successful we are at maintaining our service margins. To the extent our “Cost of services” grow faster than our “Service revenue,” the amount of cash flow that is generated per existing subscriber is reduced. Our service margins have been reduced by, among other things, a shift to lower priced Pay-TV programming packages and higher programming costs. The third factor is the rate at which we acquire new subscribers. The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers. Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period. Finally, our future cash flow is impacted by the rate at which we make general investments, incur litigation expense, and any cash flow from financing activities. Declines in our Pay-TV subscriber base and service margins continue to negatively impact our cash flow, and there can be no assurances that these declines will not continue.

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

DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. These wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. In March 2017, DISH Network notified the FCC that it planned to deploy a narrowband Internet of Things (“IoT”) network on certain of these wireless licenses, which was to be the first phase of its network deployment (“First Phase”). DISH Network expected to complete the First Phase by March 2020, with subsequent phases to be completed thereafter. In light of, among other things, certain developments related to the Sprint-TMUS merger, during the first quarter 2020, DISH Network determined that the revision of certain of its build-out deadlines was probable and, therefore, DISH Network no longer intends to complete its narrowband IoT deployment. The FCC issued an order effectuating the build-out deadline changes contemplated above on September 11, 2020.  DISH Network has issued requests for information and proposals (“RFI/Ps”) to various vendors in the wireless industry and is in the process of selecting certain vendors as it moves forward with its 5G broadband network deployment (“5G Network Deployment”). DISH Network currently expects expenditures for its 5G Network Deployment to be approximately $10 billion, excluding capitalized interest. DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses. Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.

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

Asset Purchase Agreement. On July 26, 2019, DISH Network entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“TMUS”) and Sprint Corporation (“Sprint” and together with TMUS, the “Sellers” and given the consummation of the Sprint-TMUS merger, sometimes referred to as “NTM”) to acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the closing date (the “Boost Mobile Acquisition”). Effective July 1, 2020 (the “Closing Date”), upon the terms and subject to the conditions set forth in the APA, DISH Network and NTM completed the Boost Mobile Acquisition.

At the closing of the Boost Mobile Acquisition, DISH Network and NTM entered into a transition services agreement under which DISH Network will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by NTM to DISH Network (the “MNSA”), an option agreement entitling DISH Network to acquire certain decommissioned cell sites and retail stores of NTM (the “Option Agreement”) and an agreement under which DISH Network would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”).  See Note 5 “Acquisitions – Sprint Asset Acquisition” of DISH Network’s Quarterly Report on Form 10-Q for the three months ended September 30, 2020 for further information on the Transaction Agreements.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 11 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

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

See Note 11 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 for further information.

Master Transaction Agreement

On May 19, 2019, DISH Network entered into a Master Transaction Agreement with EchoStar (the “Master Transaction Agreement”) and effective September 10, 2019, certain satellites and real estate assets leased from EchoStar were transferred to DISH Network. As a result of the Master Transaction Agreement, DISH Network is now a supplier of the vast majority of our transponder capacity. See Note 14 “Related Party Transactions – Master Transaction Agreement” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 for further information on the Master Transaction Agreement.

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Service revenue. “Service revenue” consists principally of Pay-TV subscriber revenue. Certain of the amounts included in “Service revenue” are not recurring on a monthly basis.

Equipment sales and other revenue. “Equipment sales and other revenue” principally includes the non-subsidized sales of pay-TV equipment.

Cost of services. “Cost of services” principally include pay-TV programming expenses and other operating costs associated with our DISH TV and SLING TV services.

Cost of sales - equipment and other. “Cost of sales – equipment and other” principally includes the cost of the non-subsidized sales of pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

Selling, general and administrative expenses. “Selling, general and administrative expenses” consists primarily of direct sales costs, advertising, third-party commissions related to the acquisition of subscribers, costs related to the installation of our subscribers, the cost of subsidized sales of equipment and employee-related costs associated with administrative services such as legal, information systems, and accounting and finance.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” primarily includes interest expense (net of capitalized interest), prepayment premiums, amortization of debt issuance costs associated with our senior debt, and interest expense associated with our finance lease obligations.

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

Operating income before depreciation and amortization (“OIBDA”).  OIBDA is defined as “Operating income (loss)” plus “Depreciation and amortization.”  This “non-GAAP measure” is reconciled to “Operating income (loss)” in our discussion of “Results of Operations” below.

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

SLING TV subscribers. We include customers obtained through direct sales and third-party marketing agreements in our SLING TV subscriber count. SLING TV subscribers are recorded net of disconnects. SLING TV customers receiving service for no charge, under certain new subscriber promotions, are excluded from our SLING TV subscriber count. For customers who subscribe to multiple SLING TV packages, each customer is only counted as one SLING TV subscriber.

Pay-TV subscribers. Our Pay-TV subscriber count includes all DISH TV and SLING TV subscribers discussed above. For customers who subscribe to both our DISH TV services and our SLING TV services, each subscription is counted as a separate Pay-TV subscriber.

Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”). We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses. We calculate Pay-TV average monthly revenue per Pay-TV subscriber, or Pay-TV ARPU, by dividing average monthly Pay-TV “Service revenue,” for the period by our average number of Pay-TV subscribers for the period. The average number of Pay-TV subscribers is calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period. The average number of Pay-TV subscribers for each month is calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, as SLING TV subscribers increase, it has had a negative impact on Pay-TV ARPU.

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

DISH TV SAC. Subscriber acquisition cost measures are commonly used by those evaluating traditional companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new DISH TV subscriber activation,” or DISH TV SAC, and we believe presentations of pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our DISH TV SAC is calculated using all of costs of acquiring DISH TV subscribers (e.g., subsidized equipment, advertising, installation, commissions and direct sales, etc.) which are included in “Selling, general and administrative expenses,” plus capitalized payments made under certain sales incentive programs and the value of equipment capitalized under our lease program for new DISH TV subscribers, divided by gross new DISH TV subscriber activations. We include all new DISH TV subscribers in our calculation, including DISH TV subscribers added with little or no subscriber acquisition costs. Although we no longer have a separate line item for subscriber acquisition costs on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), our methodology for calculating DISH TV SAC is unchanged from prior periods.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2020	2019	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,109,479	$3,070,913	$38,566	1.3
Equipment sales and other revenue	41,550	51,369	(9,819)	(19.1)
Total revenue	3,151,029	3,122,282	28,747	0.9

Costs and Expenses:
Cost of services	1,849,824	2,056,701	(206,877)	(10.1)
% of Service revenue	59.5%	67.0%
Cost of sales - equipment and other	28,366	43,358	(14,992)	(34.6)
Selling, general and administrative expenses	379,167	438,644	(59,477)	(13.6)
% of Total revenue	12.0%	14.0%
Depreciation and amortization	125,016	145,081	(20,065)	(13.8)
Total costs and expenses	2,382,373	2,683,784	(301,411)	(11.2)

Operating income (loss)	768,656	438,498	330,158	75.3

Other Income (Expense):
Interest income	652	21,453	(20,801)	(97.0)
Interest expense, net of amounts capitalized	(171,246)	(187,784)	16,538	8.8
Other, net	(91)	1,508	(1,599)	*
Total other income (expense)	(170,685)	(164,823)	(5,862)	(3.6)

Income (loss) before income taxes	597,971	273,675	324,296	*
Income tax (provision) benefit, net	(148,098)	(68,817)	(79,281)	*
Effective tax rate	24.8%	25.1%
Net income (loss)	449,873	204,858	245,015	*
Less: Net income (loss) attributable to noncontrolling interests, net of tax	—	—	—	*
Net income (loss) attributable to DISH DBS	$449,873	$204,858	$245,015	*

Other Data:
Pay-TV subscribers, as of period end (in millions) **	11.423	12.180	(0.757)	(6.2)
DISH TV subscribers, as of period end (in millions) **	8.965	9.494	(0.529)	(5.6)
SLING TV subscribers, as of period end (in millions)	2.458	2.686	(0.228)	(8.5)
Pay-TV subscriber additions (losses), net (in millions)	0.116	0.148	(0.032)	(21.6)
DISH TV subscriber additions (losses), net (in millions)	(0.087)	(0.066)	(0.021)	(31.8)
SLING TV subscriber additions (losses), net (in millions)	0.203	0.214	(0.011)	(5.1)
Pay-TV ARPU	$91.79	$85.29	$6.50	7.6
DISH TV subscriber additions, gross (in millions)	0.292	0.416	(0.124)	(29.8)
DISH TV churn rate	1.41%	1.69%	(0.28)%	(16.6)
DISH TV SAC	$864	$827	$37	4.5
EBITDA	$893,581	$585,087	$308,494	52.7
OIBDA	$893,672	$583,579	$310,093	53.1

* Percentage is not meaningful.

**During the first quarter 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the second and third quarters 2020, 45,000 and 35,000, respectively, of these subscribers came off pause or had temporary rate relief end and are included in our ending Pay-TV subscriber count as of September 30, 2020. See “Results of Operations – Pay-TV subscribers” for further information.

Pay-TV subscribers

DISH TV subscribers. We lost approximately 87,000 net DISH TV subscribers during the three months ended September 30, 2020 compared to the loss of approximately 66,000 net DISH TV subscribers during the same period in 2019. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations, partially offset by a lower DISH TV churn rate.

SLING TV subscribers. We added approximately 203,000 net SLING TV subscribers during the three months ended September 30, 2020 compared to the addition of approximately 214,000 net SLING TV subscribers during the same period in 2019. This decrease in net SLING TV subscriber additions was primarily related to lower SLING TV subscriber activations, increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, and delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the three months ended September 30, 2020, we activated approximately 292,000 gross new DISH TV subscribers compared to approximately 416,000 gross new DISH TV subscribers during the same period in 2019, a decrease of 29.8%. This decrease in our gross new DISH TV subscriber activations was primarily related to the impact of COVID-19. Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes as well as delays and cancellations of sporting events.  As a result, beginning in the first quarter 2020, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and channel removals.

DISH TV churn rate. Our DISH TV churn rate for the three months ended September 30, 2020 was 1.41% compared to 1.69% for the same period in 2019. This decrease primarily resulted from the impact of COVID-19, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. In addition, COVID-19 had an impact on competitive pressures due to, among other things, a reduction in customers’ willingness to allow competitors’ technicians into their homes. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, this decrease also resulted from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments have been and continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which are no longer open to the public, we have paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or we anticipate the account to disconnect due to COVID-19. During the second and third quarters 2020, 45,000 and 35,000, respectively, of these subscribers came off pause or had temporary rate relief end and 17,000 and 5,000, respectively, of these subscribers disconnected.

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

Service revenue. “Service revenue” totaled $3.109 billion for the three months ended September 30, 2020, an increase of $39 million or 1.3% compared to the same period in 2019. The increase in “Service revenue” compared to the same period in 2019 was primarily related to an increase in Pay-TV ARPU, discussed below, partially offset by lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $91.79 during the three months ended September 30, 2020 versus $85.29 during the same period in 2019. The $6.50 or 7.6% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2020 and 2019, the SLING TV programming package price increases in the first quarter 2020 and fourth quarter 2019, and an increase in revenue related to advertising sales. In addition, Pay-TV ARPU for the three months ended September 30, 2020 was positively impacted by fewer commercial accounts compared to the same period in 2019. Commercial accounts have lower Pay-TV ARPU than residential subscribers, and therefore, the decrease in commercial accounts had a positive impact on Pay-TV ARPU.

Cost of services. “Cost of services” totaled $1.850 billion during the three months ended September 30, 2020, a decrease of $207 million or 10.1% compared to the same period in 2019. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, a decrease in variable and retention costs per subscriber and lower programming costs per subscriber. Variable and retention costs per subscriber decreased due to, among other things, increased operational efficiencies, including a focused set of staffing reductions, and fewer customer upgrades. Programming costs per subscriber decreased during the three months ended September 30, 2020 due to, among others, Sinclair RSN’s removal of certain of their channels from our programming lineup in July 2019 and multiple one-time programming adjustments. These decreases were partially offset by increases in programming costs per subscriber related to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 59.5% and 67.0% of “Service revenue” during the three months ended September 30, 2020 and 2019, respectively.

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of Pay-TV subscribers to whom we provide the respective content. Our “Cost of services” have and will continue to face further upward pressure from price increases and the renewal of long-term programming contracts on less favorable pricing terms. In addition, our programming expenses will increase to the extent we are successful in growing our Pay-TV subscriber base.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $379 million during the three months ended September 30, 2020, a $59 million or 13.6% decrease compared to the same period in 2019. This change was primarily driven by a decrease in subscriber acquisition costs resulting from fewer gross new DISH TV subscriber activations, and by cost cutting initiatives including a focused set of staffing reductions.

DISH TV SAC. DISH TV SAC was $864 during the three months ended September 30, 2020 compared to $827 during the same period in 2019, an increase of $37 or 4.5%. This change was primarily attributable to an increase in advertising costs per subscriber.

During the three months ended September 30, 2020 and 2019, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $49 million and $66 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations.

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

Our “DISH TV SAC” may materially increase in the future to the extent that we, among other things, transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $171 million during the three months ended September 30, 2020, a decrease of $17 million compared to the same period in 2019. This decrease was primarily related to a reduction in interest expense resulting from debt redemptions during 2020 and 2019, partially offset by an increase in interest expense as a result of the issuance of our 7 3/8% Senior Notes due 2028 on July 1, 2020.

Income tax (provision) benefit, net. Our income tax provision was $148 million during the three months ended September 30, 2020, an increase of $79 million compared to the same period in 2019. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes.”

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2020	2019	Amount	%

	(In thousands)
Revenue:
Service revenue	$9,357,713	$9,285,915	$71,798	0.8
Equipment sales and other revenue	109,629	140,966	(31,337)	(22.2)
Total revenue	9,467,342	9,426,881	40,461	0.4

Costs and Expenses:
Cost of services	5,911,995	6,337,170	(425,175)	(6.7)
% of Service revenue	63.2%	68.2%
Cost of sales - equipment and other	82,840	133,302	(50,462)	(37.9)
Selling, general and administrative expenses	1,149,782	1,215,414	(65,632)	(5.4)
% of Total revenue	12.1%	12.9%
Depreciation and amortization	382,970	435,796	(52,826)	(12.1)
Total costs and expenses	7,527,587	8,121,682	(594,095)	(7.3)

Operating income (loss)	1,939,755	1,305,199	634,556	48.6

Other Income (Expense):
Interest income	2,614	29,981	(27,367)	(91.3)
Interest expense, net of amounts capitalized	(517,633)	(578,286)	60,653	10.5
Other, net	702	6,072	(5,370)	(88.4)
Total other income (expense)	(514,317)	(542,233)	27,916	5.1

Income (loss) before income taxes	1,425,438	762,966	662,472	86.8
Income tax (provision) benefit, net	(356,432)	(195,104)	(161,328)	(82.7)
Effective tax rate	25.0%	25.6%
Net income (loss)	1,069,006	567,862	501,144	88.3
Less: Net income (loss) attributable to noncontrolling interests, net of tax	—	(124)	124	*
Net income (loss) attributable to DISH DBS	$1,069,006	$567,986	$501,020	88.2

Other Data:
Pay-TV subscribers, as of period end (in millions) **	11.423	12.180	(0.757)	(6.2)
DISH TV subscribers, as of period end (in millions) **	8.965	9.494	(0.529)	(5.6)
SLING TV subscribers, as of period end (in millions)	2.458	2.686	(0.228)	(8.5)
Pay-TV subscriber additions (losses), net (in millions)	(0.393)	(0.142)	(0.251)	*
DISH TV subscriber additions (losses), net (in millions)	(0.259)	(0.411)	0.152	37.0
SLING TV subscriber additions (losses), net (in millions)	(0.134)	0.269	(0.403)	*
Pay-TV ARPU	$90.88	$85.55	$5.33	6.2
DISH TV subscriber additions, gross (in millions)	0.859	1.007	(0.148)	(14.7)
DISH TV churn rate	1.36%	1.64%	(0.28)%	(17.1)
DISH TV SAC	$854	$813	$41	5.0
EBITDA	$2,323,427	$1,747,191	$576,236	33.0
OIBDA	$2,322,725	$1,740,995	$581,730	33.4

* Percentage is not meaningful.

**During the first quarter 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the second and third quarters 2020, 45,000 and 35,000, respectively, of these subscribers came off pause or had temporary rate relief end and are included in our ending Pay-TV subscriber count as of September 30, 2020. The effect of the removal of these 250,000 subscribers as of March 31, 2020 and the addition of these 80,000 subscribers as of September 30, 2020 was excluded from the calculation of our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate for the nine months ended September 30, 2020.  See “Results of Operations – Pay-TV subscribers” for further information..

Pay-TV subscribers

DISH TV subscribers. We lost approximately 259,000 net DISH TV subscribers during the nine months ended September 30, 2020 compared to the loss of approximately 411,000 net DISH TV subscribers during the same period in 2019. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 134,000 net SLING TV subscribers during the nine months ended September 30, 2020 compared to the addition of approximately 269,000 net SLING TV subscribers during the same period in 2019. This decrease in net SLING TV subscriber additions was primarily related to lower SLING TV subscriber activations, increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, and delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the nine months ended September 30, 2020, we activated approximately 859,000 gross new DISH TV subscribers compared to approximately 1.007 million gross new DISH TV subscribers during the same period in 2019, a decrease of 14.7%. This decrease in our gross new DISH TV subscriber activations was primarily related to the impact of COVID-19. Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes as well as delays and cancellations of sporting events.  As a result, beginning in the first quarter 2020, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and channel removals.

DISH TV churn rate. Our DISH TV churn rate for the nine months ended September 30, 2020 was 1.36% compared to 1.64% for the same period in 2019. This decrease primarily resulted from the impact of COVID-19, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. In addition, COVID-19 had an impact on competitive pressures due to, among other things, a reduction in customers’ willingness to allow competitors’ technicians into their homes and delays and cancellations of sporting events that reduced the attractiveness of competitors’ promotional offers and services. Furthermore, our DISH TV churn rate for the nine months ended September 30, 2019 was negatively impacted by Univision’s removal of certain of their channels from our programming lineup. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, this decrease also resulted from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments have been and continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which are no longer open to the public, we have paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or we anticipate the account to disconnect due to COVID-19. During the second and third quarters 2020, 45,000 and 35,000, respectively, of these subscribers came off pause or had temporary rate relief end and 17,000 and 5,000, respectively, of these subscribers disconnected.

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

Service revenue. “Service revenue” totaled $9.358 billion for the nine months ended September 30, 2020, an increase of $72 million or 0.8% compared to the same period in 2019. The increase in “Service revenue” compared to the same period in 2019 was primarily related to an increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $90.88 during the nine months ended September 30, 2020 versus $85.55 during the same period in 2019. The $5.33 or 6.2% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2020 and 2019, the SLING TV programming package price increases in the first quarter 2020 and fourth quarter 2019 and fewer commercial accounts compared to the same period in 2019, which have lower Pay-TV ARPU than residential subscribers.

Cost of services. “Cost of services” totaled $5.912 billion during the nine months ended September 30, 2020, a decrease of $425 million or 6.7% compared to the same period in 2019. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, lower programming costs per subscriber and the reduction of expense associated with the satellite lease for EchoStar XVIII and Nimiq 5. Programming costs per subscriber decreased during the nine months ended September 30, 2020 due to, among others, Sinclair RSN’s removal of certain of their channels from our programming lineup in July 2019 and multiple one-time programming adjustments in the third quarter 2020. The reduction in satellite lease expense relates to our lease of EchoStar XVIII from DISH Network which ended in May 2019 as a result of an agreement to sell our interests in the LMDS and MVDDS licenses in exchange for the EchoStar XVIII satellite. During September 2019 pursuant to the Master Transaction Agreement, we began accounting for our Nimiq 5 satellite lease as a finance lease. Accordingly, expenses related to this lease are no longer recorded in “Cost of services,” but rather in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  These decreases were partially offset by increases in programming costs per subscriber related to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 63.2% and 68.2% of “Service revenue” during the nine months ended September 30, 2020 and 2019, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.150 billion during the nine months ended September 30, 2020, a $66 million or 5.4% decrease compared to the same period in 2019. This change was primarily driven by a decrease in subscriber acquisition costs resulting from fewer gross new DISH TV subscriber activations, and by cost cutting initiatives in the Pay-TV segment, including a focused set of staffing reductions.

DISH TV SAC. DISH TV SAC was $854 during the nine months ended September 30, 2020 compared to $813 during the same period in 2019, an increase of $41 or 5.0%. This change was primarily attributable to fewer commercial additions compared to the same period in 2019, which historically have lower DISH TV SAC than residential activations, and an increase in advertising costs per subscriber.

During the nine months ended September 30, 2020 and 2019, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $120 million and $143 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations.

Depreciation and amortization. “Depreciation and amortization” expense totaled $383 million during the nine months ended September 30, 2020, a $53 million or 12.1% decrease compared to the same period in 2019. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers, partially offset by an increase in depreciation expense as a result of our Nimiq 5 satellite lease being accounted for as a finance lease beginning in September 2019 and depreciation associated with EchoStar XVIII, discussed above.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $518 million during the nine months ended September 30, 2020, a decrease of $61 million compared to the same period in 2019. This decrease was primarily related to a reduction in interest expense resulting from debt redemptions during 2020 and 2019, partially offset by an increase in interest expense as a result of the issuance of our 7 3/8% Senior Notes due 2028 on July 1, 2020.

Income tax (provision) benefit, net. Our income tax provision was $356 million during the nine months ended September 30, 2020, an increase of $161 million compared to the same period in 2019. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes.”

Non-GAAP Performance Measures and Reconciliation

It is management’s intent to provide non-GAAP financial information to enhance the understanding of our GAAP financial information, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. We believe that providing these non-GAAP measures in addition to the GAAP measures allows management, investors and other users of our financial information to more fully and accurately assess both consolidated and segment performance. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be directly comparable to that of other companies.

EBITDA

EBITDA is not a measure determined in accordance with GAAP and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it is a helpful measure for those evaluating operating performance in relation to our competitors. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
EBITDA	$893,581	$585,087	$2,323,427	$1,747,191
Interest, net	(170,594)	(166,331)	(515,019)	(548,305)
Income tax (provision) benefit, net	(148,098)	(68,817)	(356,432)	(195,104)
Depreciation and amortization	(125,016)	(145,081)	(382,970)	(435,796)
Net income (loss) attributable to DISH DBS	$449,873	$204,858	$1,069,006	$567,986

The changes in EBITDA during the three and nine months ended September 30, 2020, compared to the same periods in 2019, were primarily a result of the factors described in connection with operating revenues and operating expenses.

OIBDA

OIBDA, which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions, as well as in evaluating operating performance in relation to our competitors. OIBDA is calculated by adding back depreciation and amortization expense to operating income (loss).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
OIBDA	$893,672	$583,579	$2,322,725	$1,740,995
Depreciation and amortization	(125,016)	(145,081)	(382,970)	(435,796)
Operating Income (loss)	$768,656	$438,498	$1,939,755	$1,305,199

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

10.1*

Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2020, Commission File No. 0-26176).***

10.2*

Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2020, Commission File No. 0-26176).***

10.3*

Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2020, Commission File No. 0-26176).***

31.1**	Section 302 Certification of Chief Executive Officer.

31.2**	Section 302 Certification of Chief Financial Officer.

32.1**	Section 906 Certification of Chief Executive Officer.

32.2**	Section 906 Certification of Chief Financial Officer.

101**

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended September 30, 2020, filed on November 13, 2020, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104**	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

* Incorporated by reference.

**Filed herewith.

***Constitutes a management contract or compensatory plan or arrangement.

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

Date: November 13, 2020