Form 10-K
period 2020-12-31
DISH DBS CORP
filed 2021-03-24
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2020 was $0.

As of March 15, 2021, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.

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

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our plans, objectives and strategies, growth opportunities in our industries and businesses, our expectations regarding future results, financial condition, liquidity and capital requirements, our estimates regarding the impact of regulatory developments and legal proceedings, and other trends and projections. Forward-looking statements are not historical facts and may be identified by words such as “future,” “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “will,” “would,” “could,” “can,” “may,” and similar terms. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and represent management’s current views and assumptions. Forward-looking statements are not guarantees of future performance, events or results and involve known and unknown risks, uncertainties and other factors, which may be beyond our control. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors, including, but not limited to, those summarized below:

SUMMARY OF RISK FACTORS

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	Programming expenses are increasing for our Pay-TV business, which may adversely affect our future financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

i

●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.
●	We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our and DISH Network’s common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets and we may make cash distributions in connection with the development of DISH Network’s wireless business.
●	Our parent, DISH Network, has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses and we have made and may make additional cash distributions to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and may incur additional debt.
●	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	Our DISH TV services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, DISH Network’s stock price and investor confidence in our financial results may be adversely affected.

ii

●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

iii

PART I

Item 1. BUSINESS

Brief Description of our Business

DISH DBS is a holding company and an indirect, wholly-owned subsidiary of DISH Network, a publicly traded company listed on the Nasdaq Global Select Market. DISH DBS was formed under Colorado law in January 1996. Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000. We refer readers of this report to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2020. Our subsidiaries operate one business segment.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of December 31, 2020, we had 11.290 million Pay-TV subscribers in the United States, including 8.816 million DISH TV subscribers and 2.474 million SLING TV subscribers.

Business Strategy

Our business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers.

●	Products with the Best Technology. We offer a wide selection of local and national HD programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper® whole-home HD DVR), multiple tuner receivers, 1080p and 4K video on demand and external hard drives. We offer several Sling TV services, including Sling Orange (our single-stream Sling domestic service), Sling Blue (our multi-stream Sling domestic service), Sling International, Sling Latino, among others, as well as add-on extras, pay-per-view events and a cloud based DVR service.
●	Outstanding Customer Service. We strive to provide outstanding customer service by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they arise.

●	Great Value. We have historically been viewed as the low-cost provider in the pay-TV industry in the United States. With our DISH TV services, we are currently focused on our brand promise “Tuned into You” and a message of Service, Value and Technology. For example, for certain new and qualifying customers, we guarantee our pricing for certain programming packages and equipment for a two-year commitment period. We also offer a differentiated customer experience with our award winning Hopper Platform that integrates voice control powered by Google Assistant, access to apps including Netflix, Prime Video and You Tube, and the ability to watch live, recorded and On Demand content anywhere with the DISH Anywhere mobile application. As another example, our Sling Orange service and our Sling Blue service are two of the lowest priced live-linear online streaming services in the industry.

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

WEBSITE ACCESS

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act also may be accessed free of charge through the website of our parent company, DISH Network, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The address of that website is https://ir.dish.com/.

We have adopted a written code of ethics that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our code of ethics is available on the website of our parent company, DISH Network, at https://ir.dish.com/. In the event that we make changes in, or provide waivers of, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on DISH Network’s website.

Item 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. We may face other risks described from time to time in periodic and current reports we file with the SEC. If any of the following events occur, our business, financial condition or results of operations could be materially and adversely affected.

COVID-19 Pandemic

The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide health pandemic. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns. The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected and may continue to adversely affect our business operations and could materially and adversely affect our business, financial condition and results of operations.

As the COVID-19 pandemic continues, many of our subscribers are impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups and, in some areas, to refrain from non-essential movements outside of their homes. Governmental authorities in affected regions are taking increasingly dramatic action in an effort to slow the spread of COVID-19.

These recommendations and/or mandates have created reduced in person selling opportunities and a reduction in subscribers’ willingness to open direct mail marketing and allow our in-home technicians into their homes which has had, and will continue to have, a negative impact on our gross subscriber activations. The removal of such recommendations and/or mandates may not change subscribers’ behaviors. The impact from the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and not predictable and will depend largely on future developments, including the duration and spread of the pandemic within the United States, the response by all levels of government in their efforts to contain or combat the pandemic and to mitigate the economic disruptions, and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. We cannot predict with certainty how long the COVID-19 pandemic will last, how effective vaccines may be or what other government responses may occur.

The following risks and uncertainties related to our business, among others, could be impacted and/or exacerbated by the COVID-19 pandemic and any resulting worsening of the economic environment:

●	We have faced, and could continue to face, fewer subscriber activations and increased subscriber churn rate as a result of the COVID-19 pandemic and the worsening of the global business and economic environment due to, among other things, the reduced ability to perform our in-home service operations due to the impact of social distancing, changes to interest rates, downturns in the housing market in the United States (including a decline in housing starts), higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending, and reduced on-premises operations of our commercial subscribers. For example, our commercial services have been impacted as many bars, restaurants, and other commercial establishments were recommended and/or mandated to suspend all non-essential “in-person” business operations. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or lower consumer demand.
●	Our revenue comes from subscribers whose spending patterns may be affected by economic weakness and uncertainty, including any economic weakness and/or uncertainty related to the COVID-19 pandemic.
●	Weakness in the capital markets related to the COVID-19 pandemic could make it more difficult for us to satisfy our substantial long-term payment obligations, including, without limitation, repayment and/or refinancing of existing indebtedness, payments related to certain litigation and other contractual obligations.
●	As a result of the COVID-19 pandemic and any resulting worsening of the global business and economic environment, we may not be able to make sufficient investments in staffing, training, information systems, and other initiatives, including in our call center and in-home service operations. For example, the COVID-19 pandemic forced us to reevaluate aspects of our business, particularly within In-Home Services, and caused us to reduce the size of our workforce.
●	As a result of the COVID-19 pandemic, a large portion of our employees are working remotely, which could have a material adverse effect on our information technology infrastructure and communications systems, and our ability to monitor, prevent and respond to system failures and/or cyber-attacks. The capacity, reliability and security of our information technology infrastructure (including our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our current business, which would be significantly disrupted in the event of a system failure or cyber-attack.
●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays. These interruptions and/or delays in our supply chain could have a material adverse effect on our business.

To the extent the COVID-19 pandemic continues to adversely affect the U.S. and/or global economy and/or adversely affects our businesses, results of operations or financial condition, it may also have the effect of increasing the likelihood and/or magnitude of other risks described below.

Competition and Economic Risks

We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

Our Pay-TV business faces substantial competition from established pay-TV providers and broadband service providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions, and other streaming and mobile devices, including wireless service providers. In recent years, the traditional pay-TV industry has matured, and industry consolidation and convergence has created competitors with greater scale and multiple product/service offerings. Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services. Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings. These developments, among others, have contributed to intense and increasing competition, which we expect to continue.

We face increasing competition from content providers and other companies who distribute video directly to consumers over the Internet. These content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunication companies, are rapidly increasing their Internet-based video offerings. See “Item 7. Management’s Narrative Analysis of Results of Operations – Trends” for further information.

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services, and may exacerbate the risks described herein. Such providers may be able to, among other things, utilize their increased leverage over third-party content owners and programmers to withhold online rights from us and reduce the price they pay for programming at the expense of other MVPDs, including us; underutilize key orbital spectrum resources that could be more efficiently used by us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings. See “Item 7. Management’s Narrative Analysis of Results of Operations – Trends – Programming” in this Annual Report on Form 10-K for further information.

We believe that the availability and extent of programming, including unique programming services such as foreign language, sports programming and original content, and other value-added services such as access to video via mobile devices, continue to be significant factors in consumers’ choice among pay-TV providers. Other pay-TV providers may have more successfully marketed and promoted their programming packages and value-added services and may also be better equipped and have greater resources to increase their programming offerings and value-added services to respond to increasing consumer demand. We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver enhanced programming, and other value-added services, and there can be no assurance that we will be able to compete effectively with offerings from other pay-TV providers.

Furthermore, this increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.  Increasingly, we must seek to attract a greater proportion of new subscribers from our competitors’ existing subscriber bases rather than from first-time purchasers of pay-TV services. In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base, we may be required to increase retention spending and/or provide greater discounts or credits to acquire and retain subscribers who may spend less on our services. Our SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers. Accordingly, an increase in SLING TV subscribers has a negative impact on our Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”). If our Pay-TV ARPU decreases or does not increase commensurate with increases in programming or other costs, our margins may be reduced and the long-term value of a subscriber would then decrease.

In addition, as a result of this increased competitive environment and the maturation of the pay-TV industry, future growth opportunities of our DISH TV business may be limited and our margins may be reduced, which could have a material adverse effect on our business, results of operations, financial condition and cash flow. Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter subscriber acquisition policies (including a focus on attaining higher quality subscribers) and increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. There can be no assurance that our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate will not continue to be negatively impacted and that the pace of such negative impact will not accelerate. In the event that our DISH TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

New technologies, products and services are driving rapid changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communications services. In particular, through technological advancements and with the large increase in the number of consumers with broadband service, a significant amount of video content has become available through online content providers for users to stream and view on their personal computers, televisions, phones, tablets, videogame consoles, and other devices, in some cases without a fee required to access the content. While our subscribers can use their traditional video subscription to access mobile programming, an increasing number of subscribers are also using mobile devices as the sole means of viewing video, and an increasing number of non-traditional video providers are developing content and technologies to satisfy that demand. For example, these technological advancements, changes in consumer behavior, and the increasing number of choices available to consumers with regard to the means by which consumers obtain video content may cause DISH TV subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies. These technological advancements and changes in consumer behavior and/or our failure to effectively anticipate or adapt to such changes, could reduce our gross new Pay-TV subscriber activations and increase our subscriber churn rate, and could have a material adverse effect on our business, results of operations, financial condition and cash flow.

New technologies could also create new competitors for us. For instance, we face increasing consumer demand for the delivery of digital video services via the Internet. We expect to continue to face increased competition from companies who use the Internet to deliver digital video services as the speed and quality of broadband and wireless networks continues to improve.

Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

The cost of programming represents the largest percentage of our overall Pay-TV costs. Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers. Unlike our larger cable and satellite competitors, some of which also provide IPTV services, we have not made significant investments in programming providers. As a result, it may more difficult for us to obtain access to such programming networks on nondiscriminatory and fair terms, or at all. See “Changes in the Cable Act, and/or the rules of the FCC that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates,” below and “Item 1. Business – Government Regulations – FCC Regulations Governing our Pay-TV Operations – Cable Act and Program Access” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information.

Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.

With respect to our Pay-TV business, we rely upon the ability of consumers to access our SLING TV services and certain DISH TV functionality through the Internet. If network operators block, restrict or otherwise impair access to our services over their networks, our business could be negatively affected. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our SLING TV subscriber count could be negatively impacted. Furthermore, to the extent network operators create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our SLING TV business could be negatively impacted.

In addition, many network operators that provide consumers with broadband service also provide these consumers with video programming, and these network operators may have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. These risks may be exacerbated to the extent network operators are able to provide preferential treatment to their data, including, for example, by offering wireless subscribers access to owned video content over the Internet without counting against a subscriber’s monthly data caps (“zero rating”), which may give an unfair advantage to the network operator’s own video content.

We cannot predict with any certainty the impact to our business that may result from changes in how network operators handle and charge for access to data that travels across their networks.

Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

Our ability to grow or maintain our business may be adversely affected by economic weakness and uncertainty, which could result in the following:

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

Operational and Service Delivery Risks

Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

If our operational performance and subscriber satisfaction were to deteriorate, we may experience a decrease in subscriber activations and an increase in our subscriber churn rate, which could have a material adverse effect on our business, financial condition and results of operations. To improve our operational performance, we continue to make investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve subscriber satisfaction, reduce subscriber churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance, and if unsuccessful, we may have to incur higher costs to improve our operational performance. While we believe that such costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.

If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

We may incur increased costs to acquire new subscribers and retain existing subscribers. For example, with respect to our Pay-TV business, our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate continue to be negatively impacted by stricter subscriber acquisition and retention policies for our DISH TV subscribers, including an emphasis on acquiring and retaining higher quality subscribers. In addition, our subscriber acquisition costs could increase as a result of increased spending for advertising and, with respect to our DISH TV services, the installation of more DVR receivers, which are generally more expensive than other receivers. Retention costs with respect to our DISH TV services may be driven higher by increased upgrades of existing subscribers’ equipment to DVR receivers.

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

Programming expenses are increasing for our Pay-TV business, which may adversely affect our future financial condition and results of operations.

Our programming costs represent a significant component of our total expense and we expect these costs to continue to increase on a per subscriber basis. The pay-TV industry has continued to experience an increase in the cost of programming, especially local broadcast channels and sports programming. In addition, certain programming costs are rising at a much faster rate than wages or inflation. These factors may be exacerbated by the increasing trend of consolidation in the media industry, which may further increase our programming expenses. Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.

When offering new programming, or upon expiration of existing contracts, programming suppliers have historically attempted to increase the rates that they charge us for programming. We expect this practice to continue, which, if successful, would increase our programming costs. In addition, our programming expenses may also increase as we add programming to our video services or distribute existing programming to our subscribers through additional delivery services, such as SLING TV. As a result, our margins may face further pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms. Alternatively, to attempt to mitigate the effect of price increases or for other reasons, we may elect not to carry or may be unable to carry certain channels, which could adversely affect our net Pay-TV subscriber additions.

In addition, increases in programming costs cause us to increase the rates that we charge our Pay-TV subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service. Therefore, we may be unable to pass increased programming costs on to our subscribers, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

We depend on third parties to provide us with programming services. Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal, expiration and/or termination provisions. We may not be able to renew these agreements on acceptable terms or at all, and these agreements may be terminated prior to expiration of their original term. In recent years, negotiations over programming carriage contracts generally remain contentious, and certain programmers have, in the past, limited our access to their programming in connection with those negotiations and the scheduled expiration of their programming carriage contracts with us. In recent years, our net Pay-TV subscriber additions have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future. As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

We typically have a few programming contracts with major content providers up for renewal each year and if we are unable to renew any of these agreements or the other parties terminate the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming. In addition, failure to obtain access to certain programming or loss of access to programming, particularly programming provided by major content providers and/or programming popular with our subscribers, could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our net Pay-TV subscriber additions.

Our programming signals in our Pay-TV business are subject to theft, and we are vulnerable to other forms of fraud that could require significant expenditures to remedy. Increases in theft of our signal or our competitors’ signals could, in addition to reducing gross new DISH TV subscriber activations, also cause our DISH TV churn rate to increase.

We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act. If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals. This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals. While we have been able to reach retransmission consent agreements with most of these local network stations, from time to time there are stations with which we have not been able to reach an agreement, resulting in the removal of their channels primarily from our DISH TV lineup. There can be no assurance that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.

In recent years, national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations. These requirements may place constraints on available capacity on our satellites for other programming. Furthermore, the rates we are charged for retransmitting local channels have been increasing substantially and may exceed our ability to increase our prices to our subscribers, which could have a material adverse effect on our business, financial condition and results of operations.

Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our business, which would suffer in the event of system failures or cyber-attacks. Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include, among other things, the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources. We rely on third parties for developing key components of our information technology and communications systems and ongoing service, all of which affect our Pay-TV services. Some of our key systems and operations, including those supplied by third-party providers, are not fully redundant, and our disaster recovery planning cannot account for all eventualities. Interruption and/or failure of any of these systems could disrupt our operations, interrupt our services, result in significant financial expenditures and damage our reputation, thus adversely impacting our ability to provide our services, retain our current subscribers and attract new Pay-TV subscribers.

In addition, although we take protective measures designed to secure our information technology systems and endeavor to modify such protective measures as circumstances warrant, our information technology hardware and software infrastructure and communications systems, or those of third parties that we use in our operations, may be vulnerable to a variety of interruptions, including, without limitation, natural disasters, terrorist attacks, telecommunications failures, cyber-attacks and other malicious activities such as unauthorized access, physical or electronic break-ins, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could disrupt or harm our business. These protective measures may not be sufficient for all eventualities and may themselves be vulnerable to hacking, malfeasance, system error or other irregularities. For example, certain parties may attempt to fraudulently induce employees or subscribers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems.

In addition, third-party providers of some of our key systems may also experience interruptions to their information technology hardware and software infrastructure and communications systems that could adversely impact us and over which we may have limited or no control. We may obtain certain confidential, proprietary and personal information about our subscribers, personnel and vendors, and may provide this information to third parties in connection with our business. If one or more of such interruptions or failures occur to us or our third-party providers, it potentially could jeopardize such information and other information processed and stored in, and transmitted through, our or our third-party providers’ information technology hardware and software infrastructure and communications systems, or otherwise cause interruptions or malfunctions in our operations, which could result in lawsuits, government claims, investigations or proceedings, significant losses or reputational damage. Due to the fast-moving pace of technology, it may be difficult to detect, contain and remediate every such event. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to financial losses. Furthermore, the amount and scope of insurance we maintain may not cover all expenses related to such activities or all types of claims that may arise.

As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, the potential liability associated with information-related risks is increasing, particularly for businesses like ours that handle personal subscriber data. The occurrence of any network or information system related events or security breaches could have a material adverse effect on our reputation, business, financial condition and results of operations. Significant incidents could result in a disruption of our operations, subscriber dissatisfaction, damage to our reputation or a loss of subscribers and revenues.

We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

We lease the vast majority of our satellite transponder capacity from DISH Network and DISH Network is a key supplier of other related services to us. Satellite transponder leasing costs may increase beyond our current expectations. Our inability to obtain satellite transponder capacity and other related services from DISH Network or third parties could adversely affect our subscriber activations and subscriber churn rate and cause related revenue to decline. See Note 17 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with DISH Network.

Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.

Technology in the pay-TV industry changes rapidly as new technologies are developed, which could cause our products and services to become obsolete. We and our suppliers may not be able to keep pace with technological developments. Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services, to upgrade existing products and services on a timely basis, and to reduce costs of our existing products and services. We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner. The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment. The success of new product and service development depends on many factors, including among others, the following:

●	difficulties and delays in the development, production, timely completion, testing and marketing of products and services;
●	the cost of the products and services;
●	proper identification of subscriber need and subscriber acceptance of products and services;
●	the development of, approval of and compliance with industry standards;
●	the amount of resources we must devote to the development of new technologies; and
●	the ability to differentiate our products and services and compete with other companies in the same markets.

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

If our products and services are not competitive, our business could suffer and our financial performance could be negatively impacted. Our products and services may also experience quality problems, including outages and service slowdowns, from time to time. If the quality of our products and services do not meet our subscribers’ expectations, then our business, and ultimately our reputation, could be negatively impacted.

We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with and rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, security access devices, and many components that we provide to subscribers in order to deliver our Pay-TV services. If these vendors are unable to meet our needs because they fail to perform adequately, are no longer in business, are experiencing shortages or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected. We have experienced in the past and may continue to experience shortages driven by raw material availability (which may be negatively impacted by, among other things, trade protection policies such as tariffs and or/escalating trade tensions, particularly with countries in Asia), manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of its suppliers that negatively impact our operations.

While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively, which could materially impair our ability to timely deliver our products to our subscribers or operate our business. Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could require us to make substantial additional investments.

We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

While we offer products and services through direct sales channels, a meaningful percentage of our total gross new subscriber activations are generated through independent third parties such as small retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies. Most of our independent third-party retailers are not exclusive to us and some of our independent third-party retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors. Furthermore, most of these independent third-party retailers are significantly smaller than we are and may be more susceptible to economic weaknesses that make it more difficult for them to operate profitably. Because our independent third-party retailers receive most of their incentive value at activation and not over an extended period of time, our interests may not always be aligned with our independent third-party retailers. It may be difficult to better align our interests with our independent third-party retailers because of their capital and liquidity constraints. Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

We have limited satellite capacity and failures or reduced capacity could adversely affect our business financial condition and results of operations.

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

Satellites are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, which have occurred in our satellites and the satellites of other operators as a result of various factors, such as manufacturing defects, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space.

In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite, any of which could have a material adverse effect on our business, financial condition and results of operations. Such a failure could result in a prolonged loss of critical programming. A relocation would require FCC approval and, we cannot be certain that we could obtain such FCC approval. If we choose to use a satellite in this manner, such use could adversely affect our ability to satisfy certain operational conditions associated with our authorizations and could result in the loss of such authorizations, which would have an adverse effect on our ability to generate revenues.

From time to time, new satellites need to be built and launched. Satellite construction and launch is subject to significant risks, including construction and launch delays, launch failure and incorrect orbital placement.

Other than in certain limited circumstances, we do not carry commercial in-orbit insurance on any of the satellites we own, and generally do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures. If one or more of our owned in-orbit satellites fail, we could be required to record significant impairment charges.

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

Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships between DISH Network and EchoStar. Areas in which conflicts of interest between EchoStar and us, as a result of our relationship with DISH Network, could arise include, but are not limited to, the following:

●	Cross officerships, directorships and stock ownership. We and DISH Network have certain overlap in directors and executive officers with EchoStar. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. Currently, our and DISH Network’s Board of Directors and executive officers includes Charles W. Ergen, who serves as the Chairman of EchoStar and DISH Network and our Chairman. Mr. Ergen also has fiduciary duties to EchoStar’s shareholders. For example, there is the potential for a conflict of interest when DISH Network and/or us, on the one hand, or EchoStar, on the other hand, look at acquisitions and other business opportunities that may be suitable for both companies. In addition, certain of DISH Network’s and our directors and officers own EchoStar stock. Mr. Ergen beneficially owns approximately 53.5% of EchoStar’s total equity securities (assuming conversion of all Class B common stock into Class A common stock) and controls approximately 91.6% of the voting power of EchoStar. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for DISH Network and/or us, on the one hand, and EchoStar, on the other hand. Furthermore, Mr. Ergen is employed by both us and EchoStar.

●	Intercompany agreements with EchoStar. In connection with and following the Spin-off, Share Exchange Agreement and Master Transaction Agreement (as defined in Note 17 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K), we, DISH Network and EchoStar have entered into certain agreements pursuant to which DISH Network and we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from DISH Network and us, and DISH Network and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. See Note 17 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar. The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and us and were not the result of arm’s length negotiations. The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and DISH Network under the separation and other intercompany agreements DISH Network entered into with EchoStar, in connection with the Spin-off, may have been different if agreed to by two unaffiliated parties. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to DISH Network. In addition, conflicts could arise between DISH Network and/or us, on the one hand, and EchoStar, on the other hand, in the interpretation or any extension or renegotiation of these existing agreements.

●	Additional intercompany transactions. EchoStar and its subsidiaries have and may continue to enter into transactions with DISH Network and its subsidiaries. Although the terms of any such transactions will be established based upon negotiations between EchoStar and DISH Network and, when appropriate, subject to the approval of a committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to DISH Network or its subsidiaries or affiliates as may otherwise be obtained between unaffiliated parties.

●	Business opportunities. DISH Network has historically retained, and in the future may acquire, interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar. DISH Network and we may also compete with EchoStar for orbital slots for our satellites.

Neither we nor DISH Network may be able to resolve any potential conflicts of interest with EchoStar, and, even if either we or DISH Network do so, the resolution may be less favorable than if either we or DISH Network were dealing with an unaffiliated party. DISH Network does not have agreements with EchoStar that would prevent either company from competing with the other.

We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.

We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman, and certain other executives. The loss of Mr. Ergen or of certain other key executives could have a material adverse effect on our business, financial condition and results of operations. Although all of our executives have executed agreements with certain non-competition restrictions that apply if they leave us, we do not have employment agreements with any of them. Mr. Ergen also serves as the Chairman of EchoStar. To the extent our officers are performing services for EchoStar, this may divert their time and attention away from our business and may therefore adversely affect our business.

In addition, technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees. If we are unable to attract and retain appropriately technically skilled employees, our competitive position could be materially and adversely affected.

Acquisition and Capital Structure Risks

Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets and we may make cash distributions in connection with the development of DISH Network’s wireless business.

DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. See Note 2 and Note 16 in the Notes to the Consolidated Financial Statements in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2020 for detailed information regarding these licenses, including certain interim and final build-out requirements, as well as certain renewal requirements.

DISH Network will need to make significant additional investments or partner with others to, among other things, complete its 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as DISH Network completes its 5G Network Deployment, DISH Network will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. DISH Network may also determine that additional wireless spectrum licenses may be required to complete its 5G Network Deployment and to compete with other wireless service providers.

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

Our parent, DISH Network, has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses and we have made and may make additional cash distributions to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities.

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 16 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2020.

In connection with certain funding obligations related to the investments by American II and American III discussed above, in February 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which included such funding obligations, and to fund other DISH Network cash needs. We may make additional cash distributions to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities related to DISH Network’s non-controlling investments in these entities. We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business and to pursue acquisitions and other strategic transactions.

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

We may be unable to obtain in the anticipated timeframe, or at all, any regulatory approvals required to complete proposed acquisitions and other strategic transactions. Furthermore, the conditions imposed for obtaining any necessary approvals could delay the completion of such transactions for a significant period of time or prevent them from occurring at all. We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations. Any transactions that we are able to identify and complete may involve a number of risks, including:

●	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;
●	possible adverse effects on our operating results during the integration process;
●	a high degree of risk inherent in these transactions, which could become substantial over time, and higher exposure to significant financial losses if the underlying ventures are not successful;
●	our possible inability to achieve the intended objectives of the transaction; and
●	the risks associated with complying with contractual provisions and regulations applicable to the acquired business, which may cause us to incur substantial expenses.

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

As of December 31, 2020, our total long-term debt and finance lease obligations, including the debt of our subsidiaries, was $10.671 billion. Our debt levels could have significant consequences, including:

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

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business, pursue acquisitions and other strategic transactions. Adverse changes in the credit markets, including rising interest rates, could increase our borrowing costs and/or make it more difficult for us to obtain financing for our operations or refinance existing indebtedness. In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt. We may be unable to generate cash flows from operating activities sufficient to pay the principal, premium, if any, and interest on our debt and other obligations. If we are unable to service our debt and other obligations from cash flows from operating activities, we may need to refinance or restructure all or a portion of such obligations prior to maturity. Any refinancing or restructuring could have a material adverse effect on our business, results of operations and/or financial condition. In addition, we cannot guarantee that any refinancing or restructuring would sufficiently meet any debt or other obligations then due. Furthermore, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by their credit metrics. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. A severe disruption in the global financial markets could impact some of the financial institutions with which we do business, and such instability could also affect our access to financing. As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman.

Charles W. Ergen, DISH Network’s Chairman, beneficially owns approximately 52.0% of DISH Network’s total equity securities (assuming conversion of all Class B common stock into Class A common stock) and controls approximately 90.4% of the total voting power. Through his voting power, Mr. Ergen has the ability to elect a majority of DISH Network’s directors and to control all other matters requiring the approval of DISH Network’s stockholders. As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require DISH Network to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

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

We are, and may become, subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, intellectual property disputes.

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. See “Item 1. Business – Patents and Other Intellectual Property” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information.

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

If the FCC were to cancel, revoke, suspend, restrict, significantly condition, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses that we may file from time to time, it could have a material adverse effect on our business, financial condition and results of operations. As an example, a loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of DISH TV services available to our DISH TV subscribers. The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum. In addition, Congress often considers and enacts legislation that affects us and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing. We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

If our internal controls are not effective, our business, DISH Network’s stock price and investor confidence in our financial results may be adversely affected.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2020. If in the future we are unable to report that our internal control over financial reporting is effective, investors, subscribers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and DISH Network’s stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

The following table sets forth certain information concerning our principal properties.

Leased From
Description/Use/Location	Owned	EchoStar	DISH	Other Third Party
Corporate headquarters, Englewood, Colorado (1)		X
General offices, Littleton, Colorado (2)			X
Customer call center, warehouse, service, and remanufacturing center, El Paso, Texas	X
Data Center, Cheyenne, Wyoming (2)			X
Digital broadcast operations center, Cheyenne, Wyoming (3)	X
Digital broadcast operations center, Gilbert, Arizona (3)	X
Engineering offices and service center, Englewood, Colorado (3)	X
Service and remanufacturing center, Spartanburg, South Carolina				X
Warehouse and distribution center, Denver, Colorado				X
Warehouse and distribution center, Atlanta, Georgia				X
Warehouse, Denver, Colorado	X

(1)	See Note 17 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.
(2)	These properties were transferred to DISH Network in connection with the completion of the Master Transaction Agreement. See Note 17 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with DISH Network.
(3)	These properties were transferred to us in connection with the completion of the Share Exchange.

In addition to the principal properties listed above, we operate numerous facilities for, among other things, our in-home service operations, customer call centers and digital broadcast operations centers strategically located in regions throughout the United States. Furthermore, we own or lease capacity on 11 satellites, which are a major component of our DISH TV services. See further information under Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. As of March 15, 2021, all 1,015 issued and outstanding shares of our common stock were held by DOC. There is currently no established trading market for our common stock.

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

Overview

Our Pay-TV business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers. In connection with the growth in the OTT industry, we market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

Financial Highlights

2020 Consolidated Results of Operations and Key Operating Metrics

●	Revenue of $12.728 billion
●	Net income attributable to DISH DBS of $1.584 billion
●	Loss of approximately 526,000 net Pay-TV subscribers
●	Loss of approximately 408,000 net DISH TV subscribers
●	Loss of approximately 118,000 net SLING TV subscribers
●	Pay-TV ARPU of $91.77
●	Gross new DISH TV subscriber activations of approximately 1.094 million
●	DISH TV churn rate of 1.38%
●	DISH TV SAC of $851

Consolidated Financial Condition as of December 31, 2020

●	Cash, cash equivalents and current marketable investment securities of $1.371 billion
●	Total assets of $5.468 billion
●	Total long-term debt and finance lease obligations of $10.671 billion

We currently operate one business segment.

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide health pandemic.  To date, COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations and could materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our subscribers are impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups and, in some areas, to refrain from non-essential movements outside of their homes. Governmental authorities are taking various actions in an effort to slow the spread of COVID-19. COVID-19 has impacted our business, in particular in the following areas:

●	In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees. We have implemented increased health and safety practices including, increased use of personal protective equipment for employees to protect them and our subscribers, and temperature checks at certain locations.

●	Our commercial business is impacted as many bars, restaurants, and other commercial establishments have been and continue to be recommended and/or mandated to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand.

●	Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in subscribers’ willingness to open direct mail marketing and allow in-home technicians into their homes. As a result, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease.

●	Our DISH Smart Home Services brand was impacted as in-home installation and support has been impacted by government actions and/or related lower consumer demand for these services.

●	Widespread unemployment may impact our subscribers’ ability to pay for the services they receive and, as a result, we have increased our allowance for credit losses as a component of “Trade accounts receivable, net” as of December 31, 2020 on our Consolidated Balance Sheets. We continue to monitor the health of our business, including the potential impact of widespread unemployment on our subscribers’ ability to pay for the services they receive.

●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays. These interruptions and/or delays in our supply chain could have a material adverse effect on our business.

●	Due to the economic climate, combined with changing needs of our subscribers and how we can best serve them, during the second quarter of 2020, we made the decision to reevaluate our organization. This included a focused set of staffing reductions to align our workforce to best serve our subscribers.

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). As of December 31, 2020, we had 11.290 million Pay-TV subscribers in the United States, including 8.816 million DISH TV subscribers and 2.474 million SLING TV subscribers.

We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, and SLING Latino video programming services.

Trends

Competition

Competition has intensified in recent years as the pay-TV industry has matured. We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services. We face substantial competition from established pay-TV providers and broadband service providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions, and other streaming and mobile devices, including wireless service providers. In recent years, industry consolidation and convergence has created competitors with greater scale and multiple product/service offerings. These developments, among others, have contributed to intense and increasing competition, and we expect such competition to continue. We incur significant costs to retain our existing DISH TV subscribers, mostly as a result of upgrading their equipment to next generation receivers, primarily including our Hopper receivers, and by providing retention credits. Our DISH TV subscriber retention costs may vary significantly from period to period.

Many of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers, including bundled offers combining broadband, video and/or wireless services and other promotional offers. Certain competitors have been able to subsidize the price of video services with the price of broadband and/or wireless services.

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies, that are increasing their Internet-based video offerings. We also face competition from providers of video content, many of which are providers of our programming content, that distribute content over the Internet including services with live linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These providers include, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, Verizon, AT&T, T-Mobile, ViacomCBS, STARZ, Peacock, Fubo and Philo. Significant changes in consumer behavior with regard to the means by which consumers obtain video entertainment and information in response to digital media competition could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose. Online content providers may cause our subscribers to disconnect our DISH TV services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies.

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

Programming

Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices. Programming costs represent a large percentage of our “Cost of services” and the largest component of our total expense. We expect these costs to continue to increase due to contractual price increases and the renewal of long-term programming contracts on less favorable pricing terms and certain programming costs are rising at a much faster rate than wages or inflation. In particular, the rates we are charged for retransmitting local broadcast channels have been increasing substantially and may exceed our ability to increase our prices to our subscribers. Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms or if we are unable to pass these increased programming costs on to our subscribers.

Increases in programming costs have caused us to increase the rates that we charge to our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service. Additionally, even if our subscribers do not disconnect our services, they may purchase through new and existing online content providers a certain portion of the services that they would have historically purchased from us, such as pay-per-view movies.

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

Operational Liquidity

We make general investments in property such as satellites, set-top boxes, information technology and facilities that support our Pay-TV business. Moreover, since we are a subscriber-based company, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers. While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary. Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment. Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive, but there can be no assurances that over time we will recoup or earn a return on the upfront investment.

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time. The first factor is our churn rate and how successful we are at retaining our current subscribers. To the extent we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced. The second factor is how successful we are at maintaining our service margins. To the extent our “Cost of services” grow faster than our “Service revenue,” the amount of cash flow that is generated per existing subscriber is reduced. Our Pay-TV service margins have been reduced by, among other things, a shift to lower priced Pay-TV programming packages and higher programming costs. The third factor is the rate at which we acquire new subscribers. The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers. Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period. Finally, our future cash flow is impacted by the rate at which we make general investments, incur litigation expense, and any cash flow from financing activities. Declines in our Pay-TV subscriber base and subscriber-related margins continue to negatively impact our cash flow, and there can be no assurances that these declines will not continue.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty. While modest fluctuations in the cost of capital will not likely impact our current operational plans, significant fluctuations could have a material adverse effect on our business, results of operations and financial condition.

Debt Issuances and Maturity

During the years ended December 31, 2018 and 2019, we repurchased $83 million and $22 million, respectively, of our 7 7/8% Senior Notes due 2019 in open market trades. The remaining balance of $1.295 billion was redeemed on September 3, 2019.

Our 5 1/8% Senior Notes with an aggregate principal balance of $1.1 billion were redeemed on May 1, 2020.

On July 1, 2020, we issued $1.0 billion aggregate principal amount of our 7 3/8% Senior Notes due July 1, 2028. Interest accrues at an annual rate of 7 3/8% and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

Our 6 3/4% Senior Notes due 2021 with an aggregate principal balance of $2.0 billion mature on June 1, 2021. We expect to fund this obligation from cash and marketable investment securities balances at that time and/or advances from our parent, DISH Network. However, depending on market conditions, we may refinance this obligation, in whole or in part.

Future Liquidity

We have made cash distributions to partially finance the development of DISH Network’s 5G Network Deployment and retail wireless business to date and may make additional cash distributions to finance, in whole or in part, DISH Network’s future efforts. We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions. See Note 12 in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Master Transaction Agreement

On May 19, 2019, DISH Network entered into a Master Transaction Agreement with EchoStar (the “Master Transaction Agreement”) and effective September 10, 2019, certain satellites and real estate assets leased from EchoStar were transferred to DISH Network. As a result of the Master Transaction Agreement, DISH Network is now a supplier of the vast majority of our transponder capacity. See Note 20 “Related Party Transactions – Master Transaction Agreement” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information on the Master Transaction Agreement.

Covenants and Restrictions Related to our Senior Notes

We are subject to the covenants and restrictions set forth in the indentures related to our long-term debt. In particular, the indentures related to our outstanding senior notes contain restrictive covenants that, among other things, impose limitations on our ability to: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets. Should we fail to comply with these covenants, all or a portion of the debt under the senior notes could become immediately payable. The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur. As of the date of filing of this Annual Report on Form 10-K, we were in compliance with the covenants and restrictions related to our senior notes.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” consists primarily of direct sales costs, advertising, third-party commissions related to the acquisition of subscribers, costs related to the installation of our new Pay-TV subscribers, the cost of subsidized sales of Pay-TV equipment for new subscribers and employee-related costs associated with administrative services such as legal, information systems, and accounting and finance.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” primarily includes interest expense (net of capitalized interest), prepayment premiums, amortization of debt discounts and debt issuance costs associated with our senior debt, and interest expense associated with our finance lease obligations.

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

Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”). We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses. We calculate Pay-TV average monthly revenue per Pay-TV subscriber, or Pay-TV ARPU, by dividing average monthly Pay-TV “Service revenue” for the period by our average number of Pay-TV subscribers for the period. The average number of Pay-TV subscribers is calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period. The average number of Pay-TV subscribers for each month is calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, as SLING TV subscribers increase, it has had a negative impact on Pay-TV ARPU.

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

DISH TV SAC. Subscriber acquisition cost measures are commonly used by those evaluating traditional companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new DISH TV subscriber activation,” or DISH TV SAC, and we believe presentations of pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our DISH TV SAC is calculated using all of costs of acquiring DISH TV subscribers (e.g., subsidized equipment, advertising, installation, commissions and direct sales, etc.) which are included in “Selling, general and administrative expenses,” plus capitalized payments made under certain sales incentive programs and the value of equipment capitalized under our lease program for new DISH TV subscribers, divided by gross new DISH TV subscriber activations. We include all new DISH TV subscribers in our calculation, including DISH TV subscribers added with little or no subscriber acquisition costs. Although we no longer have a separate line item for subscriber acquisition costs on our Consolidated Statements of Operations and Comprehensive Income (Loss), our methodology for calculating DISH TV SAC is unchanged from prior periods.

RESULTS OF OPERATIONS

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2020	2019	Amount	%

	(In thousands)
Revenue:
Service revenue	$12,576,470	$12,436,637	$139,833	1.1
Equipment sales and other revenue	151,159	186,256	(35,097)	(18.8)
Total revenue	12,727,629	12,622,893	104,736	0.8

Costs and Expenses:
Cost of services	7,916,036	8,384,473	(468,437)	(5.6)
% of Service revenue	62.9%	67.4%
Cost of sales - equipment and other	104,470	172,700	(68,230)	(39.5)
Selling, general and administrative expenses	1,440,553	1,667,174	(226,621)	(13.6)
% of Total revenue	11.3%	13.2%
Depreciation and amortization	504,638	577,348	(72,710)	(12.6)
Total costs and expenses	9,965,697	10,801,695	(835,998)	(7.7)

Operating income (loss)	2,761,932	1,821,198	940,734	51.7

Other Income (Expense):
Interest income	3,548	30,041	(26,493)	(88.2)
Interest expense, net of amounts capitalized	(682,506)	(756,690)	74,184	9.8
Other, net	1,686	7,609	(5,923)	(77.8)
Total other income (expense)	(677,272)	(719,040)	41,768	5.8

Income (loss) before income taxes	2,084,660	1,102,158	982,502	89.1
Income tax (provision) benefit, net	(500,358)	(274,751)	(225,607)	(82.1)
Effective tax rate	24.0%	24.9%
Net income (loss)	1,584,302	827,407	756,895	91.5
Less: Net income (loss) attributable to noncontrolling interests, net of tax	—	(124)	124	*
Net income (loss) attributable to DISH DBS	$1,584,302	$827,531	$756,771	91.4

Other Data:
Pay-TV subscribers, as of period end (in millions)**	11.290	11.986	(0.696)	(5.8)
DISH TV subscribers, as of period end (in millions)**	8.816	9.394	(0.578)	(6.2)
SLING TV subscribers, as of period end (in millions)	2.474	2.592	(0.118)	(4.6)
Pay-TV subscriber additions (losses), net (in millions)	(0.526)	(0.336)	(0.190)	(56.5)
DISH TV subscriber additions (losses), net (in millions)	(0.408)	(0.511)	0.103	20.2
SLING TV subscriber additions (losses), net (in millions)	(0.118)	0.175	(0.293)	*
Pay-TV ARPU	$91.77	$85.92	$5.85	6.8
DISH TV subscriber additions, gross (in millions)	1.094	1.348	(0.254)	(18.8)
DISH TV churn rate	1.38%	1.62%	(0.24)%	(14.8)
DISH TV SAC	$851	$822	$29	3.5
EBITDA	$3,268,256	$2,406,279	$861,977	35.8
OIBDA	$3,266,570	$2,398,546	$868,024	36.2

*  Percentage is not meaningful.

**During the first quarter 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the year ended December, 31, 2020, 80,000 of these subscribers came off pause or had temporary rate relief end and are included in our ending Pay-TV subscriber count as of December 31, 2020. The effect of the removal of these 250,000 subscribers as of March 31, 2020 and the addition of these 80,000 subscribers as of December 31, 2020 was excluded from the calculation of our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate for the year ended December 31, 2020.  See “Results of Operations – Pay-TV subscribers” for further information.

Pay-TV subscribers

DISH TV subscribers. We lost approximately 408,000 net DISH TV subscribers during the year ended December 31, 2020 compared to the loss of approximately 511,000 net DISH TV subscribers during the same period in 2019. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 118,000 net SLING TV subscribers during the year ended December 31, 2020 compared to the addition of approximately 175,000 net SLING TV subscribers during the same period in 2019. This decrease in net SLING TV subscriber additions was primarily related to lower SLING TV subscriber activations, increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, and delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the year ended December 31, 2020, we activated approximately 1.094 million gross new DISH TV subscribers compared to approximately 1.348 million gross new DISH TV subscribers during the same period in 2019, a decrease of 18.8%. This decrease in our gross new DISH TV subscriber activations was primarily related to the impact of COVID-19. Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes as well as delays and cancellations of sporting events.  As a result, beginning in the first quarter 2020, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and channel removals.

DISH TV churn rate. Our DISH TV churn rate for the year ended December 31, 2020 was 1.38% compared to 1.62% for the same period in 2019. This decrease primarily resulted from the impact of COVID-19, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. In addition, COVID-19 had an impact on competitive pressures due to, among other things, a reduction in customers’ willingness to allow competitors’ technicians into their homes and delays and cancellations of sporting events that reduced the attractiveness of competitors’ promotional offers and services. Furthermore, our DISH TV churn rate for the year ended December 31, 2019 was negatively impacted by Univision’s removal of certain of their channels from our programming lineup. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, higher unemployment and lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, this decrease also resulted from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments have been and continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which are no longer open to the public, we have paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or for which we anticipate the account to disconnect due to COVID-19. During the year ended December 31, 2020, 80,000 of these subscribers came off pause or had temporary rate relief end and 69,000 of these subscribers disconnected.

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

Service revenue. “Service revenue” totaled $12.576 billion for the year ended December 31, 2020, an increase of $140 million or 1.1% compared to the same period in 2019. The increase in “Service revenue” compared to the same period in 2019 was primarily related to an increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $91.77 during the year ended December 31, 2020 versus $85.92 during the same period in 2019. The $5.85 or 6.8% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2020 and 2019, the SLING TV programming package price increases in the first quarter 2020 and fourth quarter 2019, higher ad sales revenue and fewer commercial accounts compared to the same period in 2019, which have lower Pay-TV ARPU than residential subscribers.

Cost of services. “Cost of services” totaled $7.916 billion during the year ended December 31, 2020, a decrease of $468 million or 5.6% compared to the same period in 2019. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and the reduction of expense associated with the satellite lease for EchoStar XVIII and Nimiq 5, partially offset by increases in programming costs per subscriber. The reduction in satellite lease expense relates to our lease of EchoStar XVIII from DISH Network which ended in May 2019 as a result of an agreement to sell our interests in the Local Multipoint Distribution Service (“LMDS”) and multichannel video distribution and data service (“MVDDS”) licenses in exchange for the EchoStar XVIII satellite. During September 2019 pursuant to the Master Transaction Agreement, we began accounting for our Nimiq 5 satellite lease as a finance lease. Accordingly, expenses related to this lease are no longer recorded in “Cost of services,” but rather in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  Programming costs per subscriber increased during the year ended December 31, 2020 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. These increases were partially offset by a decrease in programming costs per subscriber due to, among others, Sinclair RSN’s removal of certain of their channels from our programming lineup in July 2019 and multiple one-time programming adjustments in the third quarter 2020. “Cost of services” represented 62.9% and 67.4% of “Service revenue” during the years ended December 31, 2020 and 2019, respectively. See Note 17 in the Notes to our Consolidated Financial Statements for further information on the Master Transaction Agreement.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.441 billion during the year ended December 31, 2020, a $227 million or 13.6% decrease compared to the same period in 2019. This change was primarily driven by a decrease in subscriber acquisition costs resulting from fewer gross new DISH TV subscriber activations, a $70 million reduction to litigation expense as a result of the Telemarketing Litigation settlement and cost cutting initiatives, including a focused set of staffing reductions. See Note 12 in the Notes to our Consolidated Financial Statements for further information on the Telemarketing Litigation.

DISH TV SAC. DISH TV SAC was $851 during the year ended December 31, 2020 compared to $822 during the same period in 2019, an increase of $29 or 3.5%. This change was primarily attributable to fewer commercial additions compared to the same period in 2019 and an increase in advertising costs per subscriber. Commercial activations historically have lower DISH TV SAC than residential activations, and therefore the decrease in commercial activations had a negative impact on DISH TV SAC. Beginning in the first quarter 2020, as a result of COVID-19 and the related governmental recommendations and/or mandates, our in person selling opportunities and our customers’ willingness to open direct mail marketing and allow in-home technicians into their homes were reduced. Accordingly, we reduced our marketing expenditures and our gross new DISH TV subscriber activations began to decrease. Although we reduced our marketing expenditures, gross new DISH TV subscriber activations decreased at a higher rate, resulting in an increase in advertising costs per subscriber during 2020 compared to 2019.

During the years ended December 31, 2020 and 2019, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $151 million and $191 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations.

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

Depreciation and amortization. “Depreciation and amortization” expense totaled $505 million during the year ended December 31, 2020, a $73 million or 12.6% decrease compared to the same period in 2019. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers, partially offset by an increase in depreciation expense as a result of our Nimiq 5 satellite lease being accounted for as a finance lease beginning in September 2019 and depreciation associated with EchoStar XVIII. See Note 17 in the Notes to our Consolidated Financial Statements in this Form 10-K for further information.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $683 million during the year ended December 31, 2020, a decrease of $74 million or 9.8% compared to the same period in 2019. This decrease was primarily related to a reduction in interest expense resulting from debt redemptions during 2020 and 2019, partially offset by an increase in interest expense as a result of the issuance of our 7 3/8% Senior Notes due 2028 on July 1, 2020.

Income tax (provision) benefit, net. Our income tax provision was $500 million during the year ended December 31, 2020, an increase of $226 million compared to the same period in 2019. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes.”

For discussion of the Pay-TV results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, see “Results of Operations - Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018” in our 2019 Annual Report on Form 10-K.

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

	For the Years Ended December 31,
	2020	2019

	(In thousands)
EBITDA	$3,268,256	$2,406,279
Interest, net	(678,958)	(726,649)
Income tax (provision) benefit, net	(500,358)	(274,751)
Depreciation and amortization	(504,638)	(577,348)
Net income (loss) attributable to DISH DBS	$1,584,302	$827,531

The changes in EBITDA during the year ended December 31, 2020, compared to the same period in 2019, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

	For the Years Ended December 31,
	2020	2019

	(In thousands)
OIBDA	$3,266,570	$2,398,546
Depreciation and amortization	(504,638)	(577,348)
Operating Income (loss)	$2,761,932	$1,821,198

The changes in OIBDA during the year ended December 31, 2020, compared to the same period in 2019, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2020, our cash, cash equivalents and current marketable investment securities had a fair value of $1.371 billion. Of that amount, a total of $1.371 billion was invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations, expand our business and pay dividends from time to time.  Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our December 31, 2020 current non-strategic investment portfolio of $1.371 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2020 of 0.4%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2020 would result in a decrease of approximately less than $1 million in annual interest income.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2020, we had $58 million of restricted cash and marketable investment securities invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to commercial paper. Based on our December 31, 2020 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2020, we had long-term debt of $10.524 billion, excluding finance lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $11.139 billion using quoted market prices. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $145 million. To the extent interest rates increase, our future costs of financing would increase at the time of any future financings. As of December 31, 2020, all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives. As of December 31, 2020, we did not hold any derivative financial instruments.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Item 9B.OTHER INFORMATION

None

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2020. KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2020.

Our Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in our best interests.

Fees Paid to KPMG LLP for 2020 and 2019

The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the audit of DISH Network’s and our annual financial statements for the years ended December 31, 2020 and 2019, and fees billed for other services rendered by KPMG LLP to DISH Network and us during those periods. We have reported the fees billed for services rendered to both DISH Network and us because the services are not rendered or billed specifically for us but for the DISH Network consolidated group as a whole.

	For the Years Ended December 31,
	2020	2019
Audit Fees (1)	$3,737,843	$3,632,000
Total Audit and Audit-Related Fees	3,737,843	3,632,000
Tax Compliance Fees	429,440	234,558
All Other Fees (2)	75,703	—
Total Fees	$4,242,986	$3,866,558

(1)	Consists of fees paid by DISH Network and us for the audit of DISH Network’s and our consolidated financial statements included in DISH Network’s and our Annual Reports on Form 10-K, review of DISH Network’s and our unaudited financial statements included in DISH Network’s and our Quarterly Reports on Form 10-Q and fees in connection with the audit of DISH Network’s internal control over financial reporting.
(2)	Consists of fees for services related to review of contract compliance.

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

The request may be made with respect to either specific services or a type of service for predictable or recurring services. 100% of the fees paid to KPMG LLP for services rendered in 2020 and 2019 were pre-approved by the Audit Committee of DISH Network.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None. All schedules have been included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1(a)*

Articles of Incorporation of DISH DBS Corporation (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of DISH DBS Corporation, Registration No. 333-31929), as amended by the Certificate of Amendment of the Articles of Incorporation of DISH DBS Corporation, dated as of August 25, 2003 (incorporated by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K of DISH DBS Corporation for the year ended December 31, 2003, Commission File No. 333-31929), and as further amended by the Amendment of the Articles of Incorporation of DISH DBS Corporation, effective December 12, 2008 (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K of DISH DBS Corporation filed December 12, 2008).

3.1(b)*	Bylaws of DISH DBS Corporation (incorporated by reference from Exhibit 3.4(b) to the Registration Statement on Form S-4 of DISH DBS Corporation).

4.1*

Indenture, relating to the 6 3/4% Senior Notes due 2021, dated as of May 5, 2011, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 5, 2011).

4.2*

Indenture, relating to the 5 7/8% Senior Notes due 2022, dated as of May 16, 2012, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH DBS Corporation filed May 16, 2012).

4.3*

Indenture, relating to the 5% Senior Notes due 2023, dated as of December 27, 2012, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed December 27, 2012).

4.4*

Indenture, relating to the 5 7/8% Senior Notes due 2024, dated as of November 20, 2014, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed November 21, 2014).

4.5*

Indenture, relating to the 7 3/4% Senior Notes due 2026, dated as of June 13, 2016, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed June 13, 2016).

4.6*

Indenture, relating to the 7 3/8% Senior Notes due 2028, dated as of July 1, 2020, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed July 1, 2020).

4.7*

Registration Rights Agreement, dated as of July 1, 2020, by and between DISH DBS Corporation and J.P. Morgan Securities LLC (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH DBS Corporation filed July 1, 2020).

4.8*	Supplemental Indenture relating to the 6 3/4% Senior Notes due 2021 (incorporated by reference from Exhibit 4.12 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.9*	Supplemental Indenture relating to the 5 7/8% Senior Notes due 2022 (incorporated by reference from Exhibit 4.13 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.10*	Supplemental Indenture relating to the 5% Senior Notes due 2023 (incorporated by reference from Exhibit 4.14 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.11*	Supplemental Indenture relating to the 5 7/8% Senior Notes due 2024 (incorporated by reference from Exhibit 4.15 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.12*	Supplemental Indenture relating to the 7 3/4% Senior Notes due 2026 (incorporated by reference from Exhibit 4.16 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

10.1*	2002 Class B CEO Stock Option Plan (incorporated by reference from Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002). **

10.2*

Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed May 6, 2004). ***

10.3*

Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed May 6, 2004). ***

10.4*

Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed August 9, 2004). ***

10.5*

Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K of DISH Network Corporation filed March 16, 2005). ***

10.6*	Incentive Stock Option Agreement (Form A) (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005). **

10.7*	Incentive Stock Option Agreement (Form B) (incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005). **

10.8*	Restricted Stock Unit Agreement (Form A) (incorporated by reference from Exhibit 99.3 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005). **

10.9*	Restricted Stock Unit Agreement (Form B) (incorporated by reference from Exhibit 99.4 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005). **

10.10*	Nonemployee Director Stock Option Agreement (incorporated by reference from Exhibit 99.6 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005). **

10.11*

Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 2.1 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007).

10.12*

Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.2 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007).

10.13*

Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007).

10.14*

Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition L.L.C., Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007).

10.15*

Form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to the Amendment No. 2 to Form 10 of EchoStar Corporation filed December 26, 2007).

10.16*	DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference from Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed September 19, 2014). **

10.17*

Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference from Appendix B to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009). **

10.18*

Amended and Restated DISH Network Corporation 1999 Stock Incentive Plan (incorporated by reference from Appendix C to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009). **

10.19*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation filed November 9, 2009). ***

10.20*

Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed November 9, 2009). ***

10.21*	Description of the 2013 Long-Term Incentive Plan dated November 30, 2012 (incorporated by reference from the Current Report on Form 8-K of DISH Network Corporation filed December 6, 2012). **

10.22*

Share Exchange Agreement dated January 31, 2017, between DISH Network Corporation, DISH Network L.L.C., DISH Operating L.L.C., EchoStar Corporation, EchoStar Broadcasting Holding Parent L.L.C., EchoStar Broadcasting Holding Corporation, EchoStar Technologies Holding Corporation, and EchoStar Technologies L.L.C. (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed May 1, 2017). ***

10.23*	Description of the 2017 Long-Term Incentive Plan dated December 2, 2016 (incorporated by reference from the Current Report on Form 8-K of DISH Network Corporation filed December 8, 2016). **

10.24*	Description of the 2019 Long-Term Incentive Plan dated August 17, 2018 (incorporated by reference from the Current Report on Form 8-K of DISH Network Corporation filed August 23, 2018). **

10.25*	Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020). **

10.26*	Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020). **

10.27*	Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020). **

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101 ◻

The following materials from the Annual Report on Form 10-K of DISH DBS Corporation for the year ended December 31, 2020, filed on March 24, 2021, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholder’s Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

Date: March 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Erik Carlson	President and Chief Executive Officer	March 24, 2021
W. Erik Carlson	(Principal Executive Officer)

/s/ Paul W. Orban	Executive Vice President and Chief Financial Officer	March 24, 2021
Paul W. Orban	(Principal Financial and Accounting Officer)

/s/ Charles W. Ergen	Chairman	March 24, 2021
Charles W. Ergen

/s/ James DeFranco	Director	March 24, 2021
James DeFranco

/s/ Timothy A. Messner	Director	March 24, 2021
Timothy A. Messner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors

DISH DBS Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DISH DBS Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

1Change in Accounting Principle

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to those charged with governance and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Identification of related party transactions with EchoStar Corporation.

As discussed in Note 17 to the consolidated financial statements, a substantial majority of the voting power of the shares of both DISH Network Corporation, the Company’s parent, and EchoStar Corporation and subsidiaries (EchoStar) is owned beneficially by the Chairman of the DISH Network Corporation. The Company has engaged, and continues to engage, in related party transactions with EchoStar.

We identified the evaluation of the identification of related party transactions with EchoStar as a critical audit matter. Subjective auditor judgement was required in assessing the sufficiency of the results of the procedures performed to determine such transactions were identified by the Company.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s related party process, including controls related to the identification of the Company’s related party transactions with EchoStar. We evaluated the identification of related party transactions with EchoStar by:

●	confirming related party amounts between EchoStar and DISH Network Corporation with EchoStar and considering the allocation of related party amounts to the Company
●	reading public filings from the Company, DISH Network Corporation, EchoStar, and external news for information related to transactions between the Company and EchoStar
●	reading the Company and DISH Network Corporation’s minutes from meetings of the Board of Directors
●	inquired of executive officers, key members of the Company, and the Board of Directors
●	performing a keyword search of the Company’s customer and vendor databases for new relationships with EchoStar
●	reading the transcripts to quarterly earnings conference calls for the DISH Network Corporation and EchoStar.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed over the identification of related party transactions with EchoStar.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado

March 24, 2021

DISH DBS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$1,238,409	$17,426
Marketable investment securities	132,593	—
Trade accounts receivable, net of allowance for credit losses and allowance for doubtful accounts of $43,233 and $19,280, respectively	626,375	568,679
Inventory	262,297	321,983
Other current assets	272,955	164,767
Total current assets	2,532,629	1,072,855

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	58,323	61,067
Property and equipment, net	1,564,704	1,751,573
FCC authorizations	611,794	611,794
Other investment securities	97,306	106,874
Operating lease assets	380,968	553,576
Other noncurrent assets, net	222,311	228,820
Total noncurrent assets	2,935,406	3,313,704
Total assets	$5,468,035	$4,386,559

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$315,661	$266,417
Advances from affiliates	—	82,415
Deferred revenue and other	667,226	674,079
Accrued programming	1,388,407	1,308,531
Accrued interest	216,459	189,039
Other accrued expenses	625,342	918,333
Current portion of long-term debt and finance lease obligations	2,052,374	1,151,108
Total current liabilities	5,265,469	4,589,922

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	8,619,116	9,671,255
Deferred tax liabilities	514,928	501,857
Operating lease liabilities	192,624	350,155
Long-term deferred revenue and other long-term liabilities	195,903	207,992
Total long-term obligations, net of current portion	9,522,571	10,731,259
Total liabilities	14,788,040	15,321,181

Commitments and Contingencies (Note 12)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,463,407	1,432,736
Accumulated other comprehensive income (loss)	(805)	(449)
Accumulated earnings (deficit)	(10,782,607)	(12,366,909)
Total stockholder’s equity (deficit)	(9,320,005)	(10,934,622)
Total liabilities and stockholder’s equity (deficit)	$5,468,035	$4,386,559

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Revenue:
Service revenue	$12,576,470	$12,436,637	$13,197,994
Equipment sales and other revenue	151,159	186,256	164,145
Total revenue	12,727,629	12,622,893	13,362,139

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Cost of services	7,916,036	8,384,473	9,086,937
Cost of sales - equipment and other	104,470	172,700	143,671
Selling, general and administrative expenses	1,440,553	1,667,174	1,404,561
Depreciation and amortization (Note 6)	504,638	577,348	660,460
Total costs and expenses	9,965,697	10,801,695	11,295,629

Operating income (loss)	2,761,932	1,821,198	2,066,510

Other Income (Expense):
Interest income	3,548	30,041	8,923
Interest expense, net of amounts capitalized	(682,506)	(756,690)	(792,436)
Other, net	1,686	7,609	8,994
Total other income (expense)	(677,272)	(719,040)	(774,519)

Income (loss) before income taxes	2,084,660	1,102,158	1,291,991
Income tax (provision) benefit, net	(500,358)	(274,751)	(318,305)
Net income (loss)	1,584,302	827,407	973,686
Less: Net income (loss) attributable to noncontrolling interests, net of tax	—	(124)	2,399
Net income (loss) attributable to DISH DBS	$1,584,302	$827,531	$971,287

Comprehensive Income (Loss):
Net income (loss)	$1,584,302	$827,407	$973,686
Other comprehensive income (loss):
Foreign currency translation adjustments	(401)	(133)	(1,343)
Unrealized holding gains (losses) on available-for-sale debt securities	2	81	69
Deferred income tax (expense) benefit, net	43	(21)	(37)
Total other comprehensive income (loss), net of tax	(356)	(73)	(1,311)
Comprehensive income (loss)	1,583,946	827,334	972,375
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	—	(124)	2,399
Comprehensive income (loss) attributable to DISH DBS	$1,583,946	$827,458	$969,976

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total
Balance, December 31, 2017	$—	$1,116,848	$935	$(14,168,047)	$3,601	$(13,046,663)
Non-cash, stock-based compensation	—	35,521	—	—	—	35,521
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	69	—	—	69
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(37)	—	—	(37)
Foreign currency translation	—	—	(1,343)	—	—	(1,343)
ASU 2014-09 cumulative catch-up adjustment	—	—	—	2,320	—	2,320
Net income (loss) attributable to noncontrolling interests	—	—	—	—	2,399	2,399
Net income (loss) attributable to DISH DBS	—	—	—	971,287	—	971,287
Other	—	—	—	—	(5,713)	(5,713)
Balance, December 31, 2018	$—	$1,152,369	$(376)	$(13,194,440)	$287	$(12,042,160)
Non-cash, stock-based compensation	—	13,853	—	—	—	13,853
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	81	—	—	81
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(21)	—	—	(21)
Foreign currency translation	—	—	(133)	—	—	(133)
Satellite and Spectrum Transaction, net of deferred taxes of $29,075	—	267,437	—	—	(163)	267,274
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(124)	(124)
Net income (loss) attributable to DISH DBS	—	—	—	827,531	—	827,531
Other	—	(923)	—	—	—	(923)
Balance, December 31, 2019	$—	$1,432,736	$(449)	$(12,366,909)	$—	$(10,934,622)
Non-cash, stock-based compensation	—	30,671	—	—	—	30,671
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	2	—	—	2
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	43	—	—	43
Foreign currency translation	—	—	(401)	—	—	(401)
Net income (loss) attributable to DISH DBS	—	—	—	1,584,302	—	1,584,302
Balance, December 31, 2020	$—	$1,463,407	$(805)	$(10,782,607)	$—	$(9,320,005)

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$1,584,302	$827,407	$973,686
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	504,638	577,348	660,460
Realized and unrealized losses (gains) on investments	—	(3,119)	(9,056)
Non-cash, stock-based compensation	30,671	13,853	35,521
Deferred tax expense (benefit)	13,114	11,310	(24,477)
Allowance for credit losses and allowance for doubtful accounts, respectively	23,953	2,324	1,900
Other, net	4,709	71,406	(67,672)
Changes in current assets and current liabilities:
Trade accounts receivable	(81,649)	52,599	2,137
Inventory	32,916	(78,216)	15,754
Other current assets	(108,188)	70,449	(39,822)
Trade accounts payable	49,244	49,149	(145,891)
Deferred revenue and other	(6,853)	29,159	(93,093)
Accrued programming and other accrued expenses	(167,399)	(238,969)	(111,987)
Net cash flows from operating activities	1,879,458	1,384,700	1,197,460

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	(132,591)	153,422	41,155
Purchases of property and equipment	(298,566)	(392,690)	(348,023)
Other, net	8,851	73,352	24,816
Net cash flows from investing activities	(422,306)	(165,916)	(282,052)

Cash Flows From Financing Activities:
Redemption and repurchases of senior notes	(1,100,000)	(1,317,372)	(1,108,489)
Proceeds from the issuance of senior notes	1,000,000	—	—
Advances to/from affiliates	(82,415)	82,415	—
Repayment of long-term debt and finance lease obligations	(54,438)	(35,356)	(38,639)
Debt issuance costs	(1,670)	—	—
Other, net	—	(444)	(3,270)
Net cash flows from financing activities	(238,523)	(1,270,757)	(1,150,398)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	1,218,629	(51,973)	(234,990)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	78,103	130,076	365,066
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$1,296,732	$78,103	$130,076

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of December 31, 2020, we had 11.290 million Pay-TV subscribers in the United States, including 8.816 million DISH TV subscribers and 2.474 million SLING TV subscribers.

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

Specifically, we have reclassified certain items on our Consolidated Statements of Operations and Comprehensive Income (Loss). The reclassifications include:

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are used in accounting for, among other things, allowances for credit losses, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under DISH Network’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, independent third-party retailer incentives, programming expenses and subscriber lives. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents as of December 31, 2020 and 2019 may consist of money market funds, government bonds, corporate notes and commercial paper. The cost of these investments approximates their fair value.

Marketable Investment Securities

All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

All debt securities are classified as available-for-sale and are recorded at fair value. Historically, we reported temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit),” net of related deferred income tax on our Consolidated Balance Sheets. Subsequent to the adoption of ASU 2016-13 Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) during the first quarter of 2020, we report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit),” net of related deferred income tax on our Consolidated Balance Sheets. The changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Subsequent to January 1, 2020 due to the adoption of ASU 2016-13, trade accounts receivable are recorded at cost less an allowance for expected credit losses that are not expected to be recovered. We maintain allowances for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for expected credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability. Management estimates credit losses on financial assets, including our trade accounts receivable, utilizing a current expected credit loss impairment model. We estimate the expected credit losses, measured over the contractual life of an asset considering relevant historical loss information, credit quality of the customer base, current economic conditions and forecasts of future economic conditions.

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

Property and Equipment

Property and equipment are stated at cost less depreciation and impairment losses, if any. Our set-top boxes are generally capitalized when they are installed in customers’ homes. If a satellite were to fail while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any. Depreciation is recorded on a straight-line basis over useful lives ranging from two to 40 years. Repair and maintenance costs are charged to expense when incurred. Renewals and improvements that add value or extend the asset’s useful life are capitalized. Costs related to the procurement and development of software for internal-use are capitalized and amortized using the straight-line method over the estimated useful life of the software.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DBS Satellites. We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2020 and 2019. We will continue to monitor the DBS satellite fleet for indicators of impairment, including monitoring the impact of the COVID-19 pandemic on all aspects of our business.

Indefinite-Lived Intangible Assets and Goodwill

We do not amortize indefinite-lived intangible assets and goodwill but test these assets for impairment annually during the fourth quarter or more often if indicators of impairment arise. We have the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. However, we may elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test. Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets. Our intangible assets with indefinite lives primarily consist of FCC licenses. Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:

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

DBS Licenses. We combine all of our indefinite-lived DBS licenses that we currently utilize or plan to utilize in the future into a single unit of accounting. For 2020, 2019 and 2018, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount. As such, no further analysis was required.

Goodwill. Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed as of the acquisition date.

In conducting our annual impairment test for 2020 and 2019, we performed a qualitative assessment, which considered several factors, including, among others, macroeconomic conditions, industry and market conditions, and relevant company specific events and perception of the market.  In contemplating all factors in their totality, we determined that the fair value was in excess of the carrying amount.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Business Combinations

When we acquire a business, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach. The accounting standard for business combinations requires identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at acquisition-date fair values. Transaction costs related to the acquisition of the business are expensed as incurred. Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate. Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite. Amortization of these intangible assets in general are recognized on a straight-line basis over an average finite useful life primarily ranging from approximately five to 20 years or in relation to the estimated discounted cash flows over the life of the intangible asset.

Long-Term Deferred Revenue and Other Long-Term Liabilities

Certain programmers provide us up-front payments. Such amounts are deferred and recognized as reductions to “Cost of services” on a straight-line basis over the relevant remaining contract term (generally up to ten years). The current and long-term portions of these deferred credits are recorded on our Consolidated Balance Sheets in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities,” respectively.

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

As of December 31, 2020 and 2019, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses or net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 4 for the fair value of our marketable investment securities.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

For our residential video subscribers, we have concluded that the contract term under Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) is one month and as a result the revenue recognized for these subscribers for a given month is equal to the amount billed in that month, except for certain nonrefundable upfront fees that are accounted for as material rights, as discussed above.

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

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the years ended December 31, 2020, 2019 and 2018, we capitalized $162 million, $207 million and $183 million, respectively, under these programs.  The amortization expense related to these programs was $123 million, $76 million and $28 million for the years ended December 31, 2020, 2019 and 2018, respectively.  As of December 31, 2020 and 2019, we had a total of $339 million and $300 million, respectively, capitalized on our Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Leases

We enter into operating and finance leases for, among other things, satellites, office space, warehouses and distribution centers, vehicles, and other equipment. Our leases have remaining lease terms from one to 11 years, some of which include renewal options, and some of which include options to terminate the leases within one year.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

We currently lease and historically have leased certain assets from EchoStar, including, among other things, satellites, office space and data centers. See Note 17 for further information on our Related Party Transactions with EchoStar. On May 19, 2019, DISH Network entered into a Master Transaction Agreement with EchoStar and effective September 10, 2019, certain satellites and real estate assets leased from EchoStar were transferred to DISH Network. See Note 20 “Related Party Transactions” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information on the Master Transaction Agreement.

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

For equipment leased to new and existing DISH TV subscribers, we made an accounting policy election to combine the equipment with our programming services as a single performance obligation in accordance with the revenue recognition guidance as the programming services are the predominant component. The revenue related to equipment leased to new and existing DISH TV subscribers would have otherwise been accounted for as an operating lease.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cost of Services

“Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally include Pay-TV programming expenses and other operating costs related to our Pay-TV services.

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

Cost of Sales – Equipment and Other

“Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes the cost of non-subsidized sales of Pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

Advertising Costs

We recognize advertising expense when incurred as selling, general and administrative expense. Advertising expenses totaled $432 million, $520 million and $426 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Research and Development

Research and development costs are expensed as incurred and included in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $24 million, $21 million and $24 million for the years ended December 31, 2020, 2019 and 2018, respectively.

3.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Years Ended December 31,
	2020	2019	2018

	(In thousands)
Cash paid for interest	$632,506	$765,510	$793,506
Cash received for interest	3,548	30,041	6,043
Cash paid for income taxes	22,968	19,485	18,683
Cash paid for income taxes to DISH Network	473,793	245,028	302,329
Capitalized interest	—	440	1,071

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of December 31,
	2020	2019

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$132,593	$—
Restricted marketable investment securities (1)	—	390
Total marketable investment securities	132,593	390

Restricted cash and cash equivalents (1)	58,323	60,677

Other investment securities:
Other investment securities	97,306	106,874
Total other investment securities	97,306	106,874

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$288,222	$167,941

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio may consist of debt and equity instruments. All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). All debt securities are classified as available-for-sale and are recorded at fair value. We report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit),” net of related deferred income tax on our Consolidated Balance Sheets. The corresponding changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2020 and 2019, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2020, restricted and non-restricted marketable investment securities included debt securities of $133 million with contractual maturities within one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2020				2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$1,278,971	$172,025	$1,106,946	$—	$60,677	$60,677	$—	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$22,476	$22,476	$—	$—	$390	$390	$—	$—
Commercial paper	101,959	—	101,959	—	—	—	—	—
Corporate securities	8,068	—	8,068	—	—	—	—	—
Other	90	—	90	—	—	—	—	—
Total	$132,593	$22,476	$110,117	$—	$390	$390	$—	$—

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other, net:	2020	2019	2018

	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$—	$3,119	$5,313
Costs related to early redemption of debt	—	—	(3,261)
Gain (loss) on sale of subsidiary	—	—	7,004
Equity in earnings (losses) of affiliates	653	3,514	(2,110)
Other	1,033	976	2,048
Total	$1,686	$7,609	$8,994

5.Inventory

Inventory consisted of the following:

	As of December 31,
	2020	2019

	(In thousands)
Finished goods	$226,866	$254,240
Work-in-process and service repairs	25,206	34,120
Raw materials	10,225	33,623
Total inventory	$262,297	$321,983

6.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	December 31,	December 31,
	(In Years)	2020	2019

		(In thousands)
Equipment leased to customers	2-5	$1,719,778	$1,837,503
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements	15	398,107	398,107
Furniture, fixtures, equipment and other	2-20	1,969,107	1,894,629
Buildings and improvements	5-40	301,037	289,421
Land	-	13,186	13,186
Construction in progress	-	51,800	70,081
Total property and equipment		5,141,928	5,191,840
Accumulated depreciation		(3,577,224)	(3,440,267)
Property and equipment, net		$1,564,704	$1,751,573

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2020	2019	2018

	(In thousands)
Equipment leased to customers	$290,006	$370,867	$437,342
Satellites	95,187	65,441	61,045
Buildings, furniture, fixtures, equipment and other	119,445	141,040	162,073
Total depreciation and amortization	$504,638	$577,348	$660,460

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

As of December 31, 2020, our pay-TV satellite fleet consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A

Leased from EchoStar (1):
EchoStar IX	August 2003	121	Month to month

Leased from DISH Network (2)(3):
EchoStar X	February 2006	110	February 2022
EchoStar XI	July 2008	110	September 2021
EchoStar XIV	March 2010	119	February 2023
EchoStar XVI	November 2012	61.5	January 2023
Nimiq 5 (4)	September 2009	72.7	September 2021
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2022

(1)	See Note 17 for further information on our Related Party Transactions with EchoStar.
(2)	See Note 17 for further information on our Related Party Transactions with DISH Network.
(3)	On May 19, 2019, DISH Network entered into the Master Transaction Agreement with EchoStar. Upon the closing of the Master Transaction Agreement on September 10, 2019, these satellites and satellite service agreements leased from EchoStar were transferred to DISH Network. See Note 20 “Related Party Transactions” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information on the Master Transaction Agreement.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(4)	The Nimiq 5 satellite, for which we have the option to renew on a year-to-year basis through September 2024 (when DISH Network’s lease term expires) was previously classified as an operating lease. As a result of the Master Transaction Agreement and expiration of the initial lease term in 2019, we now include our options to renew the lease through September 2024 in the lease term as we are reasonably certain to exercise those options. Accordingly, Nimiq 5 is accounted for as a finance lease.

On May 14, 2019, we and DISH Orbital II L.L.C (“DOLLC II”), an indirect wholly-owned subsidiary of DISH Network, entered into an agreement to sell our interests in the Local Multipoint Distribution Service (“LMDS”) and multichannel video distribution and data service (“MVDDS”) licenses in exchange for the EchoStar XVIII satellite (the “Satellite and Spectrum Transaction”). As the Satellite and Spectrum Transaction is among entities under common control, we recorded the EchoStar XVIII Satellite at DOLLC II’s net historical cost basis of $320 million.  The difference between the net historical cost basis of EchoStar XVIII and our net carrying value of the LMDS and MVDDS licenses of $26 million, resulted in a $267 million capital transaction, net of tax, that was recorded in “Additional paid-in capital” on our Consolidated Balance Sheets during the second quarter of 2019.

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

In the past, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation. There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet. See Note 2 for further information on evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail. We generally do not carry commercial launch or in-orbit insurance on any of the satellites that we own, and therefore, we will bear the risk associated with any uninsured launch or in-orbit satellite failures.

Intangible Assets

As of December 31, 2020 and 2019, our identifiable intangibles subject to amortization consisted of the following:

	As of December 31,
	2020		2019
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization

	(In thousands)
Technology-based	$58,162	$(53,991)	$58,162	$(53,447)
Trademarks	35,010	(33,396)	35,010	(30,655)
Contract-based	4,500	(4,500)	4,500	(4,500)
Customer relationships	23,632	(23,632)	23,632	(23,632)
Total	$121,304	$(115,519)	$121,304	$(112,234)

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

These identifiable intangibles are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately five to 20 years. Amortization was $3 million, $6 million and $7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2020 is as follows (in thousands):

For the Years Ended December 31,
2021	$835
2022	666
2023	654
2024	654
2025	654
Thereafter	2,322
Total	$5,785

As of December 31, 2020 and 2019, we had goodwill of $6 million, which is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.

FCC Authorizations

As of December 31, 2020 and 2019, our FCC Authorizations consisted of the following:

	As of December 31,
	2020	2019

	(In thousands)
DBS Licenses	$611,794	$611,794
Total	$611,794	$611,794

7.Leases

We enter into operating and finance leases for, among other things, satellites, office space, warehouses and distribution centers, vehicles and other equipment. Our leases have remaining lease terms from one to 11 years, some of which include renewal options, and some of which include options to terminate the leases within one year.

Our Anik F3 and Nimiq 5 satellites are accounted for as financing leases.  Substantially all of our remaining leases are accounted for as operating leases, including the remainder of our satellite fleet.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of lease expense were as follows:

	For the Years Ended December 31,
	2020	2019

	(In thousands)
Operating lease cost	$246,523	$297,181

Short-term lease cost (1)	11,409	37,686

Finance lease cost:
Amortization of right-of-use assets	49,496	29,134
Interest on lease liabilities	17,595	9,826
Total finance lease cost	67,091	38,960
Total lease costs	$325,023	$373,827

(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$247,413	$301,524
Operating cash flows from finance leases	$17,595	$9,826
Financing cash flows from finance leases	$49,231	$31,841

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$37,899	$81,198
Finance leases	$—	$175,311

Right-of-use assets and liabilities recognized at January 1, 2019 upon adoption of ASC 842		$730,180

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2020	2019

	(In thousands)
Operating Leases:
Operating lease assets	$380,968	$553,576

Other current liabilities	$186,967	$202,972
Operating lease liabilities	192,624	350,155
Total operating lease liabilities	$379,591	$553,127

Finance Leases:
Property and equipment, gross	$398,875	$399,764
Accumulated depreciation	(251,073)	(201,873)
Property and equipment, net	$147,802	$197,891

Other current liabilities	$49,820	$48,678
Other long-term liabilities	110,789	163,939
Total finance lease liabilities	$160,609	$212,617

Weighted Average Remaining Lease Term:
Operating leases	2.9 years	3.4 years
Finance leases	3.3 years	4.2 years

Weighted Average Discount Rate:
Operating leases	8.7%	9.1%
Finance leases	9.6%	9.5%

Maturities of lease liabilities as of December 31, 2020 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2021	$208,759	$62,613	$271,372
2022	136,132	50,227	186,359
2023	30,165	42,862	73,027
2024	12,397	32,147	44,544
2025	8,081	—	8,081
Thereafter	35,474	—	35,474
Total lease payments	431,008	187,849	618,857
Less: Imputed interest	(51,417)	(27,240)	(78,657)
Total	379,591	160,609	540,200
Less: Current portion	(186,967)	(49,820)	(236,787)
Long-term portion of lease obligations	$192,624	$110,789	$303,413

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2020 and 2019:

	As of December 31,
	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5 1/8% Senior Notes due 2020 (1)	$—	$—	$1,100,000	$1,110,208
6 3/4% Senior Notes due 2021 (2)	2,000,000	2,047,260	2,000,000	2,109,420
5 7/8% Senior Notes due 2022	2,000,000	2,095,820	2,000,000	2,129,580
5 % Senior Notes due 2023	1,500,000	1,566,300	1,500,000	1,543,770
5 7/8% Senior Notes due 2024	2,000,000	2,099,580	2,000,000	2,049,080
7 3/4% Senior Notes due 2026	2,000,000	2,236,520	2,000,000	2,128,900
7 3/8% Senior Notes due 2028	1,000,000	1,070,130	—	—
Other notes payable	23,565	23,565	25,996	25,996
Subtotal	10,523,565	$11,139,175	10,625,996	$11,096,954
Unamortized deferred financing costs and debt discounts, net	(12,684)		(16,250)
Finance lease obligations (3)	160,609		212,617
Total long-term debt and finance lease obligations (including current portion)	$10,671,490		$10,822,363

(1)	On May 1, 2020, we redeemed the principal balance of our 5 1/8% Senior Notes due 2020.
(2)	Our 6 3/4% Senior Notes due 2021 mature on June 1, 2021 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Consolidated Balance Sheets as of December 31, 2020. We will either fund this obligation from cash and marketable investment securities balances at that time and/or advances from our parent, DISH Network or, depending on market conditions, we may refinance this obligation, in whole or in part.
(3)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Our Senior Notes are:

●	general unsecured senior obligations of DISH DBS;
●	ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and
●	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
6 3/4% Senior Notes due 2021 (1)	June 1 and December 1	$135,000
5 7/8% Senior Notes due 2022	January 15 and July 15	$117,500
5% Senior Notes due 2023	March 15 and September 15	$75,000
5 7/8% Senior Notes due 2024	May 15 and November 15	$117,500
7 3/4% Senior Notes due 2026	January 1 and July 1	$155,000
7 3/8% Senior Notes due 2028	January 1 and July 1	$73,750

(1)	Our 6 3/4% Senior Notes due 2021 mature on June 1, 2021 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Consolidated Balance Sheets as of December 31, 2020.

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Long-Term Debt and Finance Lease Obligations

Other long-term debt and finance lease obligations consisted of the following:

	As of December 31,
	2020	2019

	(In thousands)
Satellites and other finance lease obligations	$160,609	$212,617
Notes payable related to satellite vendor financing and other debt payable in installments through 2031 with interest rates ranging from approximately 4.0% to 6.0%	23,565	25,996
Total	184,174	238,613
Less: current portion	(52,374)	(51,108)
Other long-term debt and finance lease obligations, net of current portion	$131,800	$187,505

Finance Lease Obligations

Anik F3. Anik F3, an FSS satellite, was launched and commenced commercial operation in April 2007. This satellite is accounted for as a finance lease and depreciated over the term of the satellite service agreement. We lease 100% of the Ku-band capacity on Anik F3 for a period of 15 years, which expires in April 2022.

Nimiq 5. On May 19, 2019, DISH Network entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the satellite service agreement for Nimiq 5 was transferred to DISH Network and we began leasing it from an indirect wholly-owned subsidiary of DISH Network. Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree west longitude orbital location during October 2009. This satellite is accounted for as a finance lease and is being depreciated over the lease term which includes options to extend the lease that we are reasonably certain to exercise. We lease 100% of the capacity on Nimiq 5, and this lease expires in September 2021. See Note 17 for further information.

Ciel II. Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation in February 2009. This satellite was previously accounted for as a finance lease and depreciated over the term of the satellite service agreement, however, as a result of an amendment, which was effective during the first quarter 2019, Ciel II is now accounted for as an operating lease. We lease 100% of the capacity on Ciel II. The initial 10-year term expired in January 2019 and as a result of an amendment, we renewed this lease through January 2022.

The summary of future maturities of our outstanding long-term debt as of December 31, 2020 is included in the commitments table in Note 12.

9.Income Taxes and Accounting for Uncertainty in Income Taxes

Income Taxes

DISH DBS and its domestic subsidiaries join with DISH Network in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The federal and state income tax provisions or benefits recorded by DISH DBS are generally those that would have been recorded if DISH DBS and its domestic subsidiaries had filed returns as a consolidated group independent of DISH Network. Cash is due and paid to DISH Network based on amounts that would be payable based on DISH DBS consolidated or combined group filings. Amounts are receivable from DISH Network on a basis similar to when they would be receivable from the IRS or other state taxing authorities. The amounts paid to DISH Network during the years ended December 31, 2020, 2019 and 2018 were $474 million, $245 million and $302 million, respectively.

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

As of December 31, 2020, we had $2 million net operating loss carryforwards (“NOLs”) for federal income tax purposes and less than $1 million of NOL carryforwards for state income tax purposes, which are fully offset by a valuation allowance. In addition, there are $10 million of tax benefits related to credit carryforwards which are fully offset by a valuation allowance. Portions of the credit carryforwards will expire in 2023.

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2020	2019	2018

	(In thousands)
Current (benefit) provision:
Federal	$394,824	$208,821	$273,632
State	88,449	48,417	64,534
Foreign	3,971	6,203	4,616
Total current (benefit) provision	487,244	263,441	342,782

Deferred (benefit) provision:
Federal	14,327	11,243	(25,934)
State	(2,161)	(1,987)	(123)
Increase (decrease) in valuation allowance	948	2,054	1,580
Total deferred (benefit) provision	13,114	11,310	(24,477)
Total (benefit) provision	$500,358	$274,751	$318,305

Our $2.085 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included income of $8 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2020	2019	2018

	% of pre-tax income/(loss)
Statutory rate	21.0	21.0	21.0
State income taxes, net of federal benefit	3.6	3.6	4.4
Other, net	(0.6)	0.3	(0.8)
Total (benefit) provision for income taxes	24.0	24.9	24.6

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2020	2019

	(In thousands)
Deferred tax assets:
NOL, interest, credit and other carryforwards	$10,641	$12,323
Accrued and prepaid expenses	4,911	96,974
Stock-based compensation	15,924	19,719
Deferred revenue	27,612	17,238
Total deferred tax assets	59,088	146,254
Valuation allowance	(10,469)	(9,521)
Deferred tax asset after valuation allowance	48,619	136,733

Deferred tax liabilities:
Depreciation	(386,379)	(458,811)
FCC authorizations and other intangible amortization	(173,539)	(174,399)
Bases difference in partnerships and other investments	(3,629)	(5,380)
Total deferred tax liabilities	(563,547)	(638,590)
Net deferred tax asset (liability)	$(514,928)	$(501,857)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2020	2019	2018

	(In thousands)
Balance as of beginning of period	$208,152	$194,136	$201,162
Additions based on tax positions related to the current year	233	3,232	10,550
Additions based on tax positions related to prior years	1,800	28,137	1,154
Reductions based on tax positions related to prior years	(20,337)	(13,028)	(4,479)
Reductions based on tax positions related to settlements with taxing authorities	(831)	(2,362)	(8,328)
Reductions based on tax positions related to the lapse of the statute of limitations	(876)	(1,963)	(5,923)
Balance as of end of period	$188,141	$208,152	$194,136

We have $161 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. We do not expect any material portion of this amount to be paid or settled within the next twelve months.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the years ended December 31, 2020, 2019 and 2018, we recorded $2 million, $7 million and $2 million in net interest and penalty expense to earnings, respectively. Accrued interest and penalties were $35 million and $33 million at December 31, 2020 and 2019, respectively. The above table excludes these amounts.

10.Employee Benefit Plans

Employee Stock Purchase Plan

Our employees may participate in the DISH Network employee stock purchase plan (the “ESPP”), in which DISH Network is authorized to issue up to 6.8 million shares of Class A common stock. At December 31, 2020, DISH Network had 2.4 million shares of Class A common stock which remain available for issuance under the ESPP. Substantially all full-time employees who have been employed by DISH Network for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase DISH Network’s capital stock under all of DISH Network’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of DISH Network’s Class A common stock on the last business day of each calendar quarter in which such shares of DISH Network’s Class A common stock are deemed sold to an employee under the ESPP. During the years ended December 31, 2020, 2019 and 2018, employee purchases of DISH Network’s Class A common stock through the ESPP totaled approximately 0.8 million, 0.6 million and 0.6 million shares, respectively.

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

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2020	2019	2018

	(In thousands)
Matching contributions, net of forfeitures	$11,549	$11,181	$10,300
Discretionary stock contributions, net of forfeitures	$29,784	$28,774	$27,048

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.Stock-Based Compensation

Stock Incentive Plans

DISH Network maintains stock incentive plans to attract and retain officers, directors and key employees. Our employees participate in the DISH Network stock incentive plans. Stock awards under these plans include both performance and non-performance based stock incentives. Many of our employees work on projects associated with our business and projects associated with DISH Network’s Wireless business segment and other operations of DISH Network, such as broadband. Stock options, restricted stock units and non-cash stock-based compensation expense are included below only for employees who devote 50% or more of their time to our business. For each employee, a change in status in relation to the 50% threshold is reflected as a transfer to or from another DISH Network subsidiary that is not part of DISH DBS. See Note 17 Related Party Transactions with DISH Network for costs associated with services provided by our employees to DISH Network. As of December 31, 2020, there were outstanding under these plans stock options to acquire 10.2 million shares of DISH Network’s Class A common stock and 1.6 million restricted stock units and awards associated with our employees. Stock options granted on or prior to December 31, 2020 were granted with exercise prices equal to or greater than the market value of DISH Network Class A common stock at the date of grant and with a maximum term of approximately ten years. While historically DISH Network has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH Network-specific subscriber, operational and/or financial goals. As of December 31, 2020, DISH Network had 63.6 million shares of its Class A common stock available for future grant under its stock incentive plans.

Exercise prices for DISH Network stock options outstanding and exercisable associated with our employees as of December 31, 2020 were as follows:

			Options Outstanding			Options Exercisable
			Number Outstanding as of December 31, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$10.01	-	$20.00	221,500	8.20	$18.70	8,336	7.75	$18.70
$20.01	-	$30.00	300,675	6.22	$25.67	148,681	4.53	$24.65
$30.01	-	$40.00	6,125,897	7.16	$35.63	2,388,162	7.24	$35.52
$40.01	-	$50.00	1,119,265	6.50	$47.46	519,500	6.22	$47.27
$50.01	-	$60.00	1,609,378	5.52	$57.48	394,252	4.71	$56.78
$60.01	-	$70.00	806,900	5.44	$64.35	301,500	5.14	$65.40
$—	-	$70.00	10,183,615	6.69	$41.99	3,760,431	6.56	$41.30

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Award Activity

DISH Network stock option activity associated with our employees was as follows:

	For the Years Ended December 31,
	2020		2019		2018
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	12,792,812	$41.52	13,365,489	$41.78	8,847,734	$43.90
Granted	1,112,500	$31.21	1,396,750	$33.52	7,026,512	$38.44
Exercised	(109,195)	$28.53	(713,411)	$27.46	(267,905)	$16.43
Forfeited, cancelled and transferred (1)	(3,612,502)	$37.41	(1,256,016)	$43.40	(2,240,852)	$39.73
Total options outstanding, end of period	10,183,615	$41.99	12,792,812	$41.52	13,365,489	$41.78
Performance-based options outstanding, end of period (2)	4,096,749	$44.44	7,608,446	$39.78	8,671,886	$39.95
Exercisable at end of period	3,760,431	$41.30	2,332,489	$44.93	1,705,103	$40.87

(1)	Certain of these stock options include options that were granted to individuals who transferred to and/or from another DISH Network subsidiary not a part of DISH DBS.
(2)	These stock options are included in the caption “Total options outstanding, end of period.” See discussion of the 2013 LTIP, 2017 LTIP, 2019 LTIP and Other Employee Performance Awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2020	2019	2018

	(In thousands)
Tax benefit from stock awards exercised	$3,361	$1,239	$1,664

Based on the closing market price of DISH Network Class A common stock on December 31, 2020, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of December 31, 2020
	Options	Options
	Outstanding	Exercisable

	(In thousands)
Aggregate intrinsic value	$5,043	$1,272

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISH Network restricted stock unit and award activity associated with our employees was as follows:

	For the Years Ended December 31,
	2020		2019		2018
	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units/awards outstanding, beginning of period	1,463,650	$50.82	1,718,945	$52.16	2,484,720	$51.16
Granted	1,470,505	$32.92	—	$—	—	$—
Vested	(697,660)	$63.81	(9,565)	$63.49	(10,475)	$63.49
Forfeited, cancelled and transferred (1)	(686,250)	$35.14	(245,730)	$59.86	(755,300)	$48.51
Total restricted stock units/awards outstanding, end of period	1,550,245	$34.70	1,463,650	$50.82	1,718,945	$52.16
Restricted Performance Units/Awards outstanding, end of period (2)	1,543,750	$34.58	1,446,300	$50.66	1,689,350	$51.97

(1)	Certain of these restricted stock units/awards include restricted stock units/awards that were granted to individuals who transferred to and/or from another DISH Network subsidiary not a part of DISH DBS.
(2)	These stock units/awards are included in the caption “Total restricted stock units/awards outstanding, end of period.” See discussion of the 2013 LTIP and Other Employee Performance Awards below.

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

During the years ended December 31, 2015, 2014 and 2013, DISH Network determined that 30%, 10% and 20%, respectively, of the 2013 LTIP performance conditions were probable of achievement. During the years ended December 31, 2018, 2017 and 2016, no additional 2013 LTIP performance conditions were deemed probable of achievement. During 2018, management determined the 2013 LTIP performance conditions were neither probable nor improbable of achievement. As a result, we are no longer recording non-cash, stock-based compensation expense for the 2013 LTIP. We recorded non-cash, stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2018, approximately 20% of the 2013 LTIP awards had vested.

2017 LTIP. On December 2, 2016, DISH Network adopted a long-term, performance-based stock incentive plan (the “2017 LTIP”). The 2017 LTIP provided stock options, which were subject to vesting based on DISH Network-specific subscriber and financial performance conditions. Awards were initially granted under the 2017 LTIP as of January 1, 2017. Exercise of the stock awards was contingent on achieving these performance conditions by December 31, 2020, however, none of the performance conditions were achieved.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During both the years ended December 31, 2018 and 2017, DISH Network determined that 75% of the 2017 LTIP performance conditions were probable of achievement. During 2019, management determined the 2017 LTIP performance conditions were not probable of achievement and as a result, we reversed $13 million of non-cash, stock-based compensation expense. In 2020, no non-cash, stock-based compensation expense was recognized for the 2017 LTIP. We recorded non-cash, stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

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

During the years ended December 31, 2020, 2019 and 2018, DISH Network determined that 95%, 90% and 82%, respectively, of the 2019 LTIP performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the years ended December 31, 2020, 2019 and 2018, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2020, approximately 58% of the 2019 LTIP awards had vested.

Other Employee Performance Awards. In addition to the above long-term, performance stock incentive plans, DISH Network has other stock awards that vest based on certain other DISH Network-specific subscriber, operational and/or financial performance conditions. Exercise of these stock awards is contingent on achieving certain performance conditions.

Additional compensation related to these awards for our employees will be recorded based on DISH Network’s assessment of the probability of meeting the remaining performance conditions. If the remaining performance conditions are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the performance condition. See the table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

Although no awards vest until the performance conditions are attained, DISH Network determined that certain performance conditions described above were probable of achievement and, as a result, we recorded non-cash, stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The non-cash, stock-based compensation expense associated with these awards for our employees was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized (1)	2020	2019	2018

	(In thousands)
2019 LTIP	$12,526	$14,946	$3,475
2017 LTIP	—	(12,902)	3,293
2013 LTIP	(741)	(1,021)	(2,471)
Other employee performance awards	4,370	(592)	17,888
Total non-cash, stock-based compensation expense recognized for performance-based awards	$16,155	$431	$22,185

(1)	“Non-Cash, Stock-Based Compensation Expense Recognized” includes forfeitures.

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2019 LTIP	2017 LTIP	2013 LTIP	Other Employee Performance Awards

	(In thousands)
Expense estimated to be recognized during 2021	$3,150	$—	$—	$14,613
Estimated contingent expense subsequent to 2021	5,861	—	22,488	18,129
Total estimated remaining expense over the term of the plan	$9,011	$—	$22,488	$32,742

Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of certain DISH Network-specific subscriber, operational and/or financial performance conditions were not probable as of December 31, 2020, that assessment could change in the future.

Of the 10.2 million stock options and 1.6 million restricted stock units and awards outstanding under the DISH Network stock incentive plans associated with our employees as of December 31, 2020, the following awards were outstanding pursuant to the performance-based stock incentive plans:

	As of December 31, 2020
Performance-Based Stock Options	Number of Awards	Weighted- Average Grant Price
2019 LTIP	1,761,241	$34.71
2017 LTIP	1,659,508	$56.39
2013 LTIP	676,000	$40.43
Total	4,096,749	$44.44

Restricted Performance Units/Awards
2013 LTIP	338,000
Other employee performance awards	1,205,750
Total	1,543,750

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2020, 2019 and 2018 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2020	2019	2018

	(In thousands)
Cost of services	$7,194	$838	$1,412
Selling, general and administrative	23,477	13,015	34,109
Total non-cash, stock based compensation	$30,671	$13,853	$35,521

As of December 31, 2020, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $19 million and will be recognized over a weighted-average period of approximately 3.2 years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest.

Valuation

The fair value of each stock option granted for the years ended December 31, 2020, 2019 and 2018 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2020			2019			2018
Risk-free interest rate	0.17%	-	1.72%	1.51%	-	2.53%	2.09%	-	2.98%
Volatility factor	28.91%	-	48.08%	28.86%	-	32.08%	23.33%	-	30.22%
Expected term of options in years	3.3	-	5.5	4.3	-	5.5	2.8	-	5.5
Fair value of options granted	$5.50	-	$12.10	$7.58	-	$12.45	$7.10	-	$12.53

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.Commitments and Contingencies

Commitments

As of December 31, 2020, future maturities of our long-term debt, finance lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2021	2022	2023	2024	2025	Thereafter

Long-term debt obligations	$10,523,565	$2,002,553	$2,002,683	$1,502,820	$2,002,964	$3,115	$3,009,430
Interest expense on long-term debt	2,485,488	607,349	539,719	384,582	346,938	229,287	377,613
Finance lease obligations (1)	160,609	49,820	41,666	38,018	31,105	—	—
Interest expense on finance lease obligations (1)	27,240	12,793	8,561	4,844	1,042	—	—
Other long-term obligations (2)	483,502	352,180	59,562	38,947	28,813	4,000	—
Operating lease obligations (1)	431,008	208,759	136,132	30,165	12,397	8,081	35,474
Purchase obligations	1,223,733	1,188,070	26,947	8,716	—	—	—
Total	$15,335,145	$4,421,524	$2,815,270	$2,008,092	$2,423,259	$244,483	$3,422,517

(1)	See Note 7 for further information on leases and the adoption of ASC 842.
(2)	Represents obligations for satellite related executory costs, telemetry, tracking and control (“TT&C”) services, short-term leases and expenses associated with DISH Network’s Wireless segment.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.

The table above does not include $188 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 9, and are included on our Consolidated Balance Sheets as of December 31, 2020. We do not expect any portion of this amount to be paid or settled within the next twelve months.

The table above includes certain obligations incurred by us on behalf of DISH Network’s Wireless segment. These obligations will be either paid directly by DISH Network or settled monthly as part of our centralized cash management system with our parent, DISH Network.  See Note 3 for further information.

DISH Network Spectrum

DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $21 billion, as described further below.

DISH Network has directly invested over $11 billion to acquire certain wireless spectrum licenses and related assets. DISH Network’s wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. DISH Network plans to commercialize its wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (the “5G Network Deployment”). To that end, DISH Network has undertaken several key steps including identifying markets to build out, making executive and management hires and entering into agreements with key vendors. For example, on November 16, 2020, DISH Network announced a long-term agreement with Crown Castle pursuant to which Crown Castle will lease to DISH Network space on up to 20,000 communication towers.  As part of the agreement, DISH Network will also receive certain fiber transport services and have the option to utilize Crown Castle for pre-construction services.  During December 2020, DISH Network completed a successful field validation, utilizing its fully-virtualized standalone 5G core network and the industry’s first O-RAN compliant radio. DISH Network currently expects expenditures for its 5G Network Deployment to be approximately $10 billion, excluding capitalized interest.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISH Network will need to make significant additional investments or partner with others to, among other things, complete its 5G Network Deployment and further commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as DISH Network completes its 5G Network Deployment, DISH Network will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. DISH Network may also determine that additional wireless spectrum licenses may be required to complete its 5G Network Deployment and to compete with other wireless service providers.

Asset Purchase Agreement. On July 26, 2019, DISH Network entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“T-Mobile”) and Sprint Corporation (“Sprint” and together with T-Mobile, the “Sellers” and given the consummation of the Sprint-T-Mobile merger, sometimes referred to as “NTM”) to acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the closing date (the “Boost Mobile Acquisition”). Effective July 1, 2020 (the “Closing Date”), upon the terms and subject to the conditions set forth in the APA, DISH Network and T-Mobile completed the Boost Mobile Acquisition.

In connection with the closing of the Boost Mobile Acquisition, DISH Network and T-Mobile entered into a transition services agreement under which DISH Network will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by T-Mobile to DISH Network (the “MNSA”), an option agreement entitling DISH Network to acquire certain decommissioned cell sites and retail stores of T-Mobile (the “Option Agreement”) and an agreement under which DISH Network would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”). See Note 6 in the Notes to the Consolidated Financial Statements in DISH Network’s Annual Report on Form 10-K for further information on the Transaction Agreements.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 16 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2020.

We have made and may make additional cash distributions to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities related to DISH Network’s non-controlling investments in these entities. There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business and to pursue acquisitions and other strategic transactions.

See Note 16 “Commitments and Contingencies – Wireless” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information.

Satellite Insurance

We generally do not carry commercial launch or in-orbit insurance on any of the satellites we own. We generally do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited. In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite.

Purchase Obligations

Our 2021 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, and other products and services related to the operation of our Pay-TV services. In addition, our 2021 purchase obligations also include DISH Network’s purchase obligations for certain wireless devices related to its retail wireless business and for certain costs related to its 5G Network Deployment, such as software and hardware necessary to complete its wireless broadband network. Our purchase obligations may fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases as well as expenditures related to DISH Network’s wireless projects and 5G Network Deployment, and can materially impact our future operating asset and liability balances, and our future working capital requirements. The purchase obligations incurred by us on behalf of DISH Network’s Wireless segment will be either paid directly by DISH Network or settled monthly as part of our centralized cash management system with our parent, DISH Network.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Rent Expense

Total rent expense for operating leases was $312 million, $357 million and $449 million in 2020, 2019 and 2018, respectively.

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

Contingencies

Separation Agreement

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar. In connection with the Spin-off, DISH Network entered into a separation agreement with EchoStar that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH Network will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as DISH Network’s acts or omissions following the Spin-off. On February 28, 2017, DISH Network and EchoStar and certain of their respective subsidiaries completed the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which certain assets that were transferred to EchoStar in the Spin-off were transferred back to DISH Network. On September 10, 2019, DISH Network and EchoStar and certain of their respective subsidiaries completed the transactions contemplated by the Master Transaction Agreement (the “Master Transaction Agreement”), pursuant to which certain assets that were transferred to EchoStar in the Spin-off were transferred back to DISH Network.  The Share Exchange Agreement and the Master Transaction Agreement contain additional indemnification provisions between DISH Network and EchoStar for certain liabilities and legal proceedings.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

American Patents

On November 23, 2020, American Patents LLC, filed a complaint against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C., and a third party, Arcadyan Technology Corporation in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of United States Patent No. 7,088,782 (the “782 patent”), entitled “Time and Frequency Synchronization In Multi-Input and Multi-Output (MIMO) Systems”; United States Patent No. 7,310,304 (the “304 patent”), entitled “Estimating Channel Parameters in Multi-Input, Multi-Output (MIMO) Systems”; United States Patent No. 7,706,458 (the “458 patent”), entitled “Time And Frequency Synchronization in Multi-Input, Multi-Output (MIMO) Systems”; and United States Patent No. 6,847,803 (the “803 patent”), entitled “Method for Reducing Interference in a Receiver.” The four patents are asserted against wireless 802.11 standard-compliant devices.

We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

On July 10, 2020, July 20, 2020, July 24, 2020 and July 31, 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of, respectively, the 026 patent, the 791 patent, the 269 patent and the 388 patent. On January 21, 2021, the United States Patent and Trademark Office agreed to institute proceedings on one of the petitions challenging the 026 patent; on January 27, 2021, it agreed to institute proceedings on one of the petitions challenging the 269 patent; on February 4, 2021, it agreed to institute proceedings on one of the petitions challenging the 791 patent; and on February 12, 2021, it agreed to institute proceedings on one of the petitions challenging the 388 patent.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Bunker IP

On January 27, 2021, Bunker IP LLC filed a complaint against DISH Network’s wholly owned subsidiary, DISH Wireless L.L.C., in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of U.S. Patent No. 7,181,237 (the “237 patent), entitled “Control of a Multi-Mode, Multi-Band Mobile Telephone via a Single Hardware and Software Man Machine Interface; and U.S. Patent No. 8,843,641 (the “641 patent”), entitled “Plug-In Connector System for Protected Establishment of a Network Connection.” Generally, the 237 patent relates to a mobile phone that can switch between two different protocols within a single chipset, and the 641 patent relates to a plug-in connector to a device, where the connector’s presence is authenticated to ensure protected access to network resources.

DISH Network intends to vigorously defend this case. In the event that a court ultimately determines that DISH Network infringes the asserted patents, DISH Network may be subject to substantial damages, which may include treble damages, and/or an injunction that could require DISH Network to materially modify certain features that it currently offers to consumers. DISH Network cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

Cedar Lane

On October 13, 2020, Cedar Lane Technologies filed a complaint against our wholly owned subsidiary, DISH Network L.L.C., in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,502,194 (the “194 patent”), entitled “System for playback of network audio material on demand”; United States Patent No. 6,526,411 (the “411 patent”), entitled “System and method for creating dynamic playlists”; United States Patent No. 6,721,489 (the “489 patent”), entitled “Play list manager”; United States Patent No. 7,173,177 (the “177 patent”), entitled “User interface for simultaneous management of owned and unowned inventory”; United States Patent No. 7,642,443 (the “443 patent”), entitled “User interface for simultaneous management of owned and unowned inventory”; and United States Patent No. 8,165,867 (the “867 patent”), entitled “Methods for translating a device command.” Generally, the asserted patents relate to streaming digital audio to a home audio system; aspects of play lists and purchased content; and voice control. Cedar Lane Technologies is a non-practicing entity that has filed more than 75 patent infringement lawsuits. On March 11, 2021, pursuant to a stipulation of the parties, the Court dismissed the case without prejudice. This matter is now concluded.

City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust

On July 2, 2019, a putative class action lawsuit was filed by a purported EchoStar stockholder in the District Court of Clark County, Nevada under the caption City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust v. Ergen, et al., Case No. A-19-797799-B. The lawsuit named as defendants Mr. Ergen, the other members of the EchoStar Board, as well as EchoStar, certain of its officers, DISH Network and certain of DISH Network’s and EchoStar’s affiliates. Plaintiff alleges, among other things, breach of fiduciary duties in approving the transactions contemplated under the Master Transaction Agreement for inadequate consideration and pursuant to an unfair and conflicted process, and that EchoStar, DISH Network and certain other defendants aided and abetted such breaches. In the operative First Amended Complaint, filed on October 11, 2019, the plaintiff dropped as defendants the EchoStar board members other than Mr. Ergen. The trial of this matter is scheduled to start sometime during the five-week “stack” beginning September 7, 2021. See Note 20 “Related Party Transactions” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information on the Master Transaction Agreement. Plaintiff seeks equitable relief, including the issuance of additional DISH Network Class A common stock, monetary relief and other costs and disbursements, including attorneys’ fees.

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

In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. On October 31, 2016, the stay was lifted. On October 16, October 21, November 2, 2020 and November 9, 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of, respectively, the 784 patent, the 799 patent the 318 patent and the 970 patent; and on November 2, November 20, December 14 and December 15, 2020, the United States Patent and Trademark Office granted each request for reexamination. The trial date, which had been reset to September 26, 2021, has been vacated while the District Court weighs a fully-briefed motion to stay the case pending resolution of the ex parte reexamination proceedings. The report issued by ClearPlay’s damages expert contends that ClearPlay is entitled to $543 million in damages.

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

Contemporary Display LLC

On June 4, 2018, Contemporary Display LLC (“Contemporary”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,028,643 (the “643 patent”), entitled “Multiple-Screen Video Adapter with Television Tuner”; United States Patent No. 6,429,903 (the “903 patent”), entitled “Video Adapter for Supporting at Least One Television Monitor”; United States Patent No. 6,492,997 (the “997 patent”), entitled “Method and System for Providing Selectable Programming in a Multi-Screen Mode”; United States Patent No. 7,500,202 (the “202 patent”), entitled “Remote Control for Navigating Through Content in an Organized and Categorized Fashion”; and United States Patent No. 7,809,842 (the “842 patent”), entitled “Transferring Sessions Between Devices.” The 643 patent and the 903 patent are directed to video adapters for use with multiple displays. The 997 patent is directed to a system for presenting multiple video programs on a display device simultaneously. The 202 patent is directed to a remote control for interacting with a set-top box having programmable features and “operational controls” on at least three sides of the remote control. The 842 patent is directed to a system for managing online communication sessions between multiple devices. Contemporary is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In a First Amended Complaint filed on August 6, 2018, Contemporary added our wholly-owned subsidiary DISH Network L.L.C. as a defendant. In a Second Amended Complaint filed on October 9, 2018, Contemporary named only our wholly-owned subsidiary DISH Network L.L.C. as a defendant and dropped certain indirect infringement allegations. On June 10, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 842 patent, the 903 patent, the 643 patent and the 997 patent. On December 13, 2019 and January 7, 2020, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions. Following Contemporary’s decision not to file Patent Owner Responses to DISH Network L.L.C.’s petitions on the 842 patent and the 903 patent, on April 24, 2020, the United States Patent and Trademark Office entered judgments granting those petitions and canceling the challenged claims of those patents. On November 25, 2020 and December 18, 2020, respectively, the United States Patent and Trademark Office issued final written decisions invalidating all challenged claims of, respectively, the 643 patent and the 997 patent. On February 12, 2021, Contemporary Display noticed an appeal to the United States Court of Appeals for the Federal Circuit challenging the final written decision as to the 997 patent. On July 11, 2019, the Court entered an order staying the case pending resolution of the petitions. On January 31, 2020, pursuant to the parties’ joint motion, the Court dismissed all claims arising from the 202 patent, and extended its stay of the litigation pending non-appealable determinations on all of the petitions before the United States Patent and Trademark Office.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation. On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions. On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims. On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims. Customedia appealed its losses before the United States Patent and Trademark Office. The Court of Appeals for the Federal Circuit heard oral argument on November 6, 2019 on the appeal involving the 437 patent, and summarily affirmed the patent’s invalidity on November 8, 2019. On January 7, 2020, Customedia petitioned the Court of Appeals for rehearing or rehearing en banc, raising issues about the constitutionality of the appointment of the administrative patent judges that heard the petition before the Patent and Trademark Office, but the Court of Appeals denied rehearing on March 5, 2020. On July 31, 2020, Customedia filed a petition with the United States Supreme Court asking it to hear a further appeal, but its petition was denied on October 13, 2020. On November 6, 2020, it filed a petition for rehearing on the United States Supreme Court’s decision not to hear a further appeal, but on November 17, 2020, the Supreme Court rejected that filing.

The Court of Appeals heard oral argument on the appeal involving the 090 patent and the 494 patent on December 3, 2019, and affirmed those patents’ invalidity on March 6, 2020. On May 5, 2020, Customedia filed petitions in the Federal Circuit for rehearing and rehearing en banc, seeking to reverse our appellate victories on the 090 and 494 patents, but those petitions were denied on June 9, 2020. On November 6, 2020, Customedia served a petition to the United States Supreme Court asking it to hear a further appeal.

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

Innovative Foundry Technologies LLC

On December 20, 2019, Innovative Foundry Technologies LLC filed a complaint against DISH Network (as well as Semiconductor Manufacturing International Corporation; Broadcom Incorporated; Broadcom Corporation; and Cypress Semiconductor Corporation) in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,580,122 (the “122 patent”), entitled “Transistor Device Having an Enhanced Width Dimension and a Method of Making Same”; United States Patent No. 6,806,126 (the “126 patent”), entitled “Method of Manufacturing a Semiconductor Component”; United States Patent No. 6,933,620 (the “620 patent”), entitled “Semiconductor Component and Method of Manufacture”; and United States Patent No. 7,009,226 (the “226 patent”), entitled “In-Situ Nitride/Oxynitride Processing with Reduced Deposition Surface Pattern Sensitivity.” On April 9, 2020, Semiconductor Manufacturing International Corporation filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 226 patent, and on April 14, 2020, it filed petitions challenging the validity of the asserted claims of the 126 patent and 620 patent. On December 30, 2020, the Court entered an order severing and staying the claims against us and certain other defendants not involved in the manufacturing of the accused chips.

DISH Network intends to vigorously defend this case. In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Mobile Networking Solutions

On August 12, 2019, Mobile Networking Solutions, LLC (“Mobile Networking Solutions”) filed a complaint against our wholly owned subsidiary Sling Media L.L.C. for infringement of two patents: United States Patent No. 7,543,177 (the “177 patent”) and United States Patent No. 7,958,388 (the “388 patent”), each entitled “Methods and Systems for a Storage System.” Mobile Networking Solutions alleges infringement in connection with Sling Media L.L.C.’s use of a Hadoop Distributed File System for storage and processing of large data files. Pursuant to a stipulation of the parties, on December 16, 2019, the Court entered an order staying the case for six months so the parties may discuss settling the case. On May 12, 2020, pursuant to the parties’ joint request, the Court ordered dismissal of the case with prejudice. This matter is now concluded.

Multimedia Content Management LLC

On July 25, 2018, Multimedia Content Management LLC (“Multimedia”) filed a complaint against DISH Network in the United States District Court for the Western District of Texas. Multimedia alleges that DISH Network infringes United States Patent No. 8,799,468 (the “468 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” and United States Patent No. 9,465,925 (the “925 patent”), entitled “System for Regulating Access to and Distributing Content in a Network,” in connection with impulse pay per view content offerings on certain set-top boxes. Multimedia is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. On March 7, 2019, pursuant to stipulation, the Court substituted our wholly owned subsidiary DISH Network L.L.C. as the defendant in our place. On April 23, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of each of the asserted patents. On November 13, 2019, the United States Patent and Trademark Office denied institution on both of the petitions, which the United States Patent and Trademark Office denied on March 10, 2020. On March 26, 2020, pursuant to the parties’ joint request, the Court dismissed the matter with prejudice. This matter is now concluded.

Optic153

On January 29, 2021, Optic153 LLC filed a complaint in the United States District Court for the Western District of Texas against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C and Dish Network Service L.L.C. The complaint alleges infringement of U.S. Patent No. 6,115,174 (the “174 patent”), entitled “Optical Signal Varying Devices”; U.S. Patent No. 6,236,487 (the “487 patent”), entitled “Optical Communication Control System”; U.S. Patent No. 6,344,922 (the “922 patent”), entitled “Optical Signal Varying Devices”; U.S. Patent No. 6,356,383 (the “383 patent”), entitled “Optical Transmission Systems Including Optical Amplifiers Apparatuses and Methods”; U.S. Patent No. 6,587,261 (the “261 patent”), entitled “Optical Transmission Systems Including Optical Amplifiers Apparatuses and Methods of Use Therein”; and U.S. Patent No. 6,771,413 (the “413 patent”), entitled “Optical Transmission Systems Including Optical Amplifiers, Apparatuses and Methods.” In general, the patents relate to various aspects of the provisioning of fiber optics communications.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging all asserted claims of each of the asserted patents, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in our petition (and, on January 10, 2020, issued a final written decision invalidating the 535 patent in connection with a third party’s independent petition). On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions to the United States Court of Appeals for the Federal Circuit. On June 29, 2020, the United States Patent and Trademark Office filed a notice of intervention in the appeal. On March 16, 2021, the Court of Appeals dismissed the appeal for lack of jurisdiction. On January 12, 2021, Realtime Adaptive Streaming filed a notice of dismissal of its claims on the 535 patent. The Colorado Action in the District Court was stayed on February 26, 2019, pending resolution of the petitions, but on January 15, 2021, the District Court lifted the stay and set trial on the remaining 610 patent for August 16, 2021. The report issued by Realtime Adaptive Streaming’s damages expert contends that Realtime Adaptive Streaming is entitled to $42 million in damages. On August 7, 2020, the United States Patent and Trademark Office granted a request for ex parte reexamination of the validity of the 610 patent.

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

On May 21, 2020, June 3, 2020, June 5, 2020 and July 10, 2020, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of, respectively, the 213 patent, the 133 patent, the 456 patent and the 796 patent. On November 25, 2020, the United States Patent and Trademark Office declined to review the validity of the 213 patent, and on December 18, 2020, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a request for rehearing of that decision. On January 19, 2021, the United States Patent and Trademark Office agreed to institute proceedings on the 456 patent but declined to review the 133 patent. On February 24, 2021, the United States Patent and Trademark Office agreed to institute proceedings on the 796 patent. On January 26, 2021, the District Court agreed to stay the case pending the outcome of the petitions to the United States Patent and Trademark Office.

We intend to vigorously defend these cases. In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On August 10, 2017, the Court: (a) denied the motion to alter or amend the Judgment or in the alternative to amend the Findings of Fact and Conclusions of Law; and (b) allowed, in part, the motion to clarify, alter and amend the Injunction, and entered an Amended Permanent Injunction (the “Amended Injunction”). Among other things, the Amended Injunction provided DISH Network L.L.C. a thirty (30) day extension to meet the Demonstration Requirements, expanded the exclusion of certain independent third-party retailers from the Demonstration Requirements, and clarified that, with regard to independent third-party retailers, the Amended Injunction only applied to their telemarketing of DISH TV goods and services. On October 10, 2017, DISH Network L.L.C. filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit, which heard oral argument on September 17, 2018. On March 26, 2020, the United States Court of Appeals for the Seventh Circuit issued an opinion largely affirming DISH Network L.L.C.’s liability, but vacating and remanding the damages award. On June 25, 2020, the United States Court of Appeals for the Seventh Circuit denied DISH Network L.L.C.’s petition for rehearing and/or rehearing en banc. On November 23, 2020, DISH Network L.L.C. filed a petition for writ of certiorari requesting that the United States Supreme Court hear a further appeal.

DISH Network L.L.C. and the Plaintiffs negotiated a settlement of the remanded damages award, and on December 4, 2020, the District Court entered the parties’ stipulated order for monetary judgment in the total amount of $210 million, which DISH Network L.L.C. paid on December 31, 2020. The Injunction is not affected by the stipulated order for monetary judgment. On December 8, 2020, DISH Network L.L.C. filed a motion in the United States Supreme Court to dismiss its petition for writ of certiorari. This matter is now resolved.

Our total accrual at December 31, 2019 and 2018 related to the FTC Action was $280 million and is included in “Other accrued expenses” on our Consolidated Balance Sheets. The $210 million payment was applied to that accrual and the remaining $70 million represents a reduction to litigation expense which was recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020.

We may also from time to time be subject to private civil litigation alleging telemarketing violations. For example, a portion of the alleged telemarketing violations by an independent third-party retailer that were at issue in the FTC Action are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina (the “Krakauer Action”). Following a five-day trial, on January 19, 2017, a jury in that case found that the independent third-party retailer was acting as DISH Network L.L.C.’s agent when it made the 51,119 calls at issue in that case, and that class members are eligible to recover $400 in damages for each call made in violation of the TCPA. On May 22, 2017, the Court ruled that the violations were willful and knowing, and trebled the damages award to $1,200 for each call made in violation of TCPA. On April 5, 2018, the Court entered a $61 million judgment in favor of the class. DISH Network L.L.C. appealed and on May 30, 2019, the United States Court of Appeals for the Fourth Circuit affirmed. On October 15, 2019, DISH Network L.L.C. filed a petition for writ of certiorari, requesting that the United States Supreme Court agree to hear a further appeal, but it denied the petition on December 16, 2019.

On January 21, 2020, DISH Network L.L.C. filed a second notice of appeal relating to the district court’s orders on the claims administration process to identify, and disburse funds to, individual class members.

On June 29, 2020, Krakauer filed a motion to dismiss the appeal for lack of jurisdiction. On December 1, 2020, the United States Court of Appeals for the Fourth Circuit granted the motion, finding that the appeal was premature. The district court currently is deciding how to handle the $10.76 million in disbursable judgment funds for which no corresponding class member was identified, but has indicated that it will not refund those monies to DISH Network L.L.C. During the third quarter 2019, the $61 million judgment was paid to the court.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Turner Network Sales

On October 6, 2017, Turner Network Sales, Inc. (“Turner”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York. The operative First Amended Complaint alleges that DISH Network L.L.C. improperly calculated and withheld licensing fees owing to Turner in connection with its carriage of CNN and other networks. On December 14, 2017, DISH Network L.L.C. filed its operative first amended counterclaims against Turner. In the counterclaims, DISH Network L.L.C. seeks a declaratory judgment that it properly calculated the licensing fees owed to Turner for carriage of CNN, and also alleges claims for unrelated breaches of the parties’ affiliation agreement. In its October 1, 2018 damage expert’s report, Turner claimed damages of $159 million, plus $24 million in interest. On September 27, 2019, the Court granted, in part, Turner’s motion for summary judgment, holding, in part, that Turner was entitled to recover approximately $20 million in license fee payments that DISH Network L.L.C. had withheld after it discovered previous over-payments. On February 12, 2020, the parties filed a stipulation to dismiss certain of their respective claims. Trial on the remaining claims in this matter has been re-set for October 3, 2021, where DISH Network L.L.C.’s incremental exposure (per Turner’s damages expert’s amended report) is approximately $206 million.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On January 15, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 273 patent. On February 4, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 609 patent. On February 25, 2020, the United States Patent and Trademark Office declined to institute proceedings on the petition challenging the 118 patent. On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent, and Sling TV L.L.C. has filed a notice of appeal from that decision. On January 5, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 005 patent. On January 19, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 609 patent (and a second final written decision invalidating all challenged claims of the 609 patent based on a third party’s petition).

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

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of DISH Network’s board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties. The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action. The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See Note 16 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information.

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

The following table summarizes revenue by geographic region:

	For the Years Ended December 31,
Revenue:	2020	2019	2018

	(In thousands)
United States	$12,692,940	$12,581,855	$13,319,091
Canada and Mexico	34,689	41,038	43,048
Total revenue	$12,727,629	$12,622,893	$13,362,139

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Years Ended December 31,
Category:	2020	2019	2018
		(In thousands)
Pay-TV video and related revenue	$12,576,470	$12,436,637	$13,197,994
Equipment sales and other revenue	151,159	186,256	164,145
Total	$12,727,629	$12,622,893	$13,362,139

15.Contract Balances

Our valuation and qualifying accounts as of December 31, 2020, 2019 and 2018 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the years ended:
December 31, 2020	$19,280	$76,441	$(52,488)	$43,233
December 31, 2019	$16,956	$69,866	$(67,542)	$19,280
December 31, 2018	$15,056	$98,461	$(96,561)	$16,956

Deferred revenue related to contracts with our customers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets. Changes in deferred revenue related to contracts with our customers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2019	$609,054
Recognition of unearned revenue	(5,852,961)
Deferral of revenue	5,837,704
Balance as of December 31, 2020	$593,797

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

16.Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31

	(In thousands)
Year ended December 31, 2020:
Total revenue	$3,167,782	$3,148,531	$3,151,029	$3,260,287
Operating income (loss)	507,202	663,897	768,656	822,177
Net income (loss) attributable to DISH DBS	244,153	374,980	449,873	515,296

Year ended December 31, 2019:
Total revenue	$3,138,000	$3,166,599	$3,122,282	$3,196,012
Operating income (loss)	430,735	435,966	438,498	515,999
Net income (loss) attributable to DISH DBS	177,760	185,368	204,858	259,545

17.Related Party Transactions

Master Transaction Agreement

On May 19, 2019, DISH Network entered into the Master Transaction Agreement pursuant to which, on September 10, 2019, EchoStar transferred to DISH Network certain assets and liabilities of its EchoStar Satellite Services segment. As a result of the Master Transaction Agreement, certain agreements that we had with EchoStar have been transferred to DISH Network. The following is a summary of the terms of our principal agreements with DISH Network that may have an impact on our financial condition and results of operations. See Note 20 “Related Party Transactions - Master Transaction Agreement” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information on the Master Transaction Agreement.

Related Party Transactions with DISH Network

“Cost of services”

During the years ended December 31, 2020, 2019 and 2018, we incurred $224 million, $93 million and $67 million, respectively, for satellite capacity leased from DISH Network and telemetry, tracking and control and other professional services provided to us by DISH Network. As a result of the Master Transaction Agreement, discussed above, DISH Network is now a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Nimiq 5 Agreement. During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”). During 2009, EchoStar also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we received service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement. Under the terms of the DISH Nimiq 5 Agreement, we made certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continued through the service term, which expired ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we had the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, the Telesat Transponder Agreement was transferred to DISH Network and we began receiving transponder services on the Nimiq 5 satellite from a wholly-owned subsidiary of DISH Network as of the same date. We have exercised our option to renew for a one-year period through September 2021. As discussed in Note 6, “Property and Equipment and Intangible Assets,” the Nimiq 5 satellite lease has been accounted for as a finance lease since September 2019. Accordingly, expenses related to this lease are no longer recorded in “Cost of services,” but rather in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the years ended December 31, 2020 and 2019, we recorded $34 million and $11 million of “Depreciation and amortization expense,” respectively, and $15 million and $5 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5.

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

“Selling, general and administrative expenses”

During the years ended December 31, 2020 and 2019, we incurred $7 million and $3 million for selling, general and administrative expenses for services provided to us by DISH Network. These amounts are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. On September 10, 2019, in connection with the Master Transaction Agreement discussed above, we began leasing office space owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. The term of each lease is set forth below:

●	Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado originally from EchoStar to us was for a period ending on December 31, 2018. In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, this lease was transferred to DISH Network and we began leasing all of 5701 S. Santa Fe Dr. in Littleton, Colorado from a wholly-owned subsidiary of DISH Network as of the same date. In December 2020, we and DISH Network amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2021.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

●	Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031. In connection with the completion of the Share Exchange, EchoStar transferred ownership of a portion of this property to DISH Network, and, effective March 1, 2017, DISH Network and EchoStar amended this lease agreement to (i) terminate the lease of certain space at the portion of the property that was transferred to us and (ii) provide for the continued lease to us of certain space at the portion of the property that EchoStar retained. Pursuant to the Master Transaction Agreement, discussed above, the portion of the property EchoStar retained was transferred to DISH Network, and on September 10, 2019, this lease was transferred to DISH Network and we began leasing certain space from a wholly-owned subsidiary of DISH Network as of the same date.

Other Agreements – DISH Network

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations. During the years ended December 31, 2020, 2019 and 2018, the costs associated with these services were $72 million, $54 million and $40 million, respectively.

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

“Trade accounts receivable”

As of December 31, 2020 and 2019, trade accounts receivable from EchoStar was $1 million and $1 million, respectively. These amounts are recorded in “Trade accounts receivable” on our Consolidated Balance Sheets.

“Trade accounts payable”

As of December 31, 2020 and 2019, trade accounts payable to EchoStar was $1 million and $3 million, respectively. These amounts are recorded in “Trade accounts payable” on our Consolidated Balance Sheets.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Equipment sales and other revenue”

During the years ended December 31, 2020, 2019 and 2018, we received $4 million, $6 million and $8 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Collocation and Antenna Space Agreements.  In connection with the completion of the Share Exchange, effective March 1, 2017, we entered into certain agreements pursuant to which we provide certain collocation and antenna space to HNS through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Englewood, Colorado; and Spokane, Washington.  During August 2017, we entered into certain other agreements pursuant to which we provide certain collocation and antenna space to HNS through August 2022 at the following locations: Monee, Illinois and Spokane, Washington. HNS has the option to renew each of these agreements for four three-year periods. HNS may terminate certain of these agreements with 180 days’ prior written notice to us at the following locations: New Braunfels, Texas; Englewood, Colorado; and Spokane, Washington.  In September 2019, in connection with the Master Transaction Agreement, we entered into an agreement pursuant to which we provide HNS with certain additional collocation space in Cheyenne, Wyoming for a period ending in September 2020, with the option for HNS to renew for a one-year period, with prior written notice no more than 120 days but no less than 90 days prior to the end of the term. In October 2019, HNS provided a termination notice for its New Braunfels, Texas agreement to be effective May 2020. The fees for the services provided under these agreements depend, among other things, on the number of racks leased and/or antennas present at the location.

“Cost of services”

During the years ended December 31, 2020, 2019 and 2018, we incurred $2 million, $198 million and $309 million, respectively, of costs for services provided to us by EchoStar. Historically, EchoStar was the supplier of the vast majority of our transponder capacity. On May 19, 2019, DISH Network entered into the Master Transaction Agreement pursuant to which, on September 10, 2019, certain of these satellites were transferred to DISH Network. We are now leasing this satellite capacity from DISH Network. These amounts are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Satellite Capacity Leased from EchoStar. We have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar. The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease. See “Pay-TV Satellites” in Note 6 for further information. The term of each lease is set forth below:

●	EchoStar VII, X, XI and XIV. On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar VII, X, XI and XIV satellites. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. The satellite capacity agreement for EchoStar VII expired on June 30, 2018. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, these satellites were transferred to DISH Network.

●	EchoStar IX. We lease certain satellite capacity from EchoStar on EchoStar IX. Subject to availability, we generally have the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

●	EchoStar XVI. In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date. EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service. Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year. Prior to expiration of the initial term, we had the option to renew for an additional five-year period. In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023. We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023. There can be no assurance that the option to renew this agreement will be exercised. During 2018, we and EchoStar further amended the agreement to, among other things, allow us to place and use certain satellites at the 61.5 degree orbital location. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, this satellite was transferred to DISH Network.

Nimiq 5 Agreement. During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”). During 2009, EchoStar also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we received service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement. Under the terms of the DISH Nimiq 5 Agreement, we made certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continued through the service term, which expired ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we had the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, the Telesat Transponder Agreement was transferred to DISH Network and we began receiving transponder services on the Nimiq 5 satellite from a wholly-owned subsidiary of DISH Network as of the same date. We have exercised our option to renew for a one-year period through September 2021.

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

Unless earlier terminated under the terms and conditions of the SES Transponder Agreement and QuetzSat-1 Transponder Agreement, the initial service term will expire in November 2021. Upon expiration of the initial term, DISH Network has the option to renew the SES Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. There can be no assurance that any options to renew the SES Transponder Agreement will be exercised. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, the SES Transponder Agreement was transferred to DISH Network and we began receiving transponder services on QuetzSat-1 from a wholly-owned subsidiary of DISH Network as of the same date.

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

In connection with the 103 Spectrum Development Agreement, in May 2012, EchoStar also entered into a ten-year service agreement with Ciel pursuant to which EchoStar leases certain satellite capacity from Ciel on the SES-3 satellite at the 103 degree orbital location (the “103 Service Agreement”). In June 2013, we and EchoStar entered into an agreement pursuant to which we leased certain satellite capacity from EchoStar on the SES-3 satellite (the “DISH 103 Service Agreement”). Under the terms of the DISH 103 Service Agreement, we made certain monthly payments to EchoStar through the service term. Both the 103 Service Agreement and DISH 103 Service Agreement were terminated on March 31, 2018.

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

“Selling, general and administrative expenses”

During the years ended December 31, 2020, 2019 and 2018, we incurred $13 million, $20 million and $21 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado was for a period ending on December 31, 2019. In December 2020, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2021.

●	Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado was for a period ending on December 31, 2018. In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, this lease was transferred to DISH Network and we now lease it from DISH Network. In December 2020, we and DISH Network amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2021.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

●	Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031. In connection with the completion of the Share Exchange, EchoStar transferred ownership of a portion of this property to us, and, effective March 1, 2017, we and EchoStar amended this lease agreement to (i) terminate the lease of certain space at the portion of the property that was transferred to us and (ii) provide for the continued lease to us of certain space at the portion of the property that EchoStar retained. Pursuant to the Master Transaction Agreement, discussed above, the portion of the property EchoStar retained was transferred to DISH Network, and on September 10, 2019, this lease was transferred to DISH Network and we now lease it from DISH Network.

●	100 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, we lease certain space from EchoStar at 100 Inverness Terrace East, Englewood, Colorado for a period ending in December 2021. This agreement may be terminated by either party upon 180 days’ prior notice.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC.  Payments from HNS for services provided are recorded in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2020, 2019 and 2018, these payments were $16 million, $20 million and $34 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one year terms. After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the years ended December 31, 2020, 2019 and 2018, we purchased broadband equipment from HNS of $13 million, $14 million and $21 million under the MSA, respectively.

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

Related Party Transactions with NagraStar L.L.C.

We own a 50% interest in NagraStar, a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming. Certain payments related to NagraStar are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, certain other payments are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Selling, general and administrative expenses” or “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed. We record all payables in “Trade accounts payable” or “Other accrued expenses” on our Consolidated Balance Sheets. Our investment in NagraStar is accounted for using the equity method.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The table below summarizes our transactions with NagraStar:

	For the Years Ended December 31,
	2020	2019	2018

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$53,902	$56,284	$72,162

		As of December 31,
		2020	2019

		(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar		$9,038	$9,630
Commitments to NagraStar		$3,260	$4,893

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

The table below summarizes our transactions with Dish Mexico:

	For the Years Ended December 31,
	2020	2019	2018

	(In thousands)
Sales:
Digital receivers and related components	$—	$—	$1,227
Uplink services	5,095	5,620	5,426
Total	$5,095	$5,620	$6,653

		As of December 31,
		2020	2019

		(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico		$3,343	$1,191

{