Form 10-Q
period 2021-03-31
DISH DBS CORP
filed 2021-05-04
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of May 3, 2021, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

SUMMARY OF RISK FACTORS

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	With respect to our Pay-TV business, programming expenses are increasing, which may adversely affect our future financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

i

●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.
●	We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our and DISH Network’s common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets and we may make cash distributions in connection with the development of DISH Network’s wireless business.
●	Our parent, DISH Network, has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses and we have made and may make additional cash distributions to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and may incur additional debt.
●	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	Our services depend on Federal Communications Commission (“FCC”) licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, DISH Network’s stock price and investor confidence in our financial results may be adversely affected.

ii

●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

iii

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$1,616,124	$1,238,409
Marketable investment securities	48,995	132,593
Trade accounts receivable, net of allowance for credit losses of $34,293 and $43,233, respectively	581,770	626,375
Inventory	248,548	262,297
Other current assets	214,569	272,955
Total current assets	2,710,006	2,532,629

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	58,255	58,323
Property and equipment, net	1,494,019	1,564,704
FCC authorizations	611,794	611,794
Other investment securities	98,050	97,306
Operating lease assets	335,609	380,968
Other noncurrent assets, net	209,234	222,311
Total noncurrent assets	2,806,961	2,935,406
Total assets	$5,516,967	$5,468,035

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$378,460	$315,661
Deferred revenue and other	632,560	667,226
Accrued programming	1,311,223	1,388,407
Accrued interest	169,903	216,459
Other accrued expenses	607,081	625,342
Current portion of long-term debt and finance lease obligations	1,847,459	2,052,374
Total current liabilities	4,946,686	5,265,469

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	8,606,800	8,619,116
Deferred tax liabilities	500,380	514,928
Operating lease liabilities	165,514	192,624
Long-term deferred revenue and other long-term liabilities	185,586	195,903
Total long-term obligations, net of current portion	9,458,280	9,522,571
Total liabilities	14,404,966	14,788,040

Commitments and Contingencies (Note 9)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,471,083	1,463,407
Accumulated other comprehensive income (loss)	(1,002)	(805)
Accumulated earnings (deficit)	(10,358,080)	(10,782,607)
Total stockholder’s equity (deficit)	(8,887,999)	(9,320,005)
Total liabilities and stockholder’s equity (deficit)	$5,516,967	$5,468,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Revenue:
Service revenue	$3,137,387	$3,130,900
Equipment sales and other revenue	25,532	36,882
Total revenue	3,162,919	3,167,782

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Cost of services	1,958,699	2,072,432
Cost of sales - equipment and other	16,275	30,814
Selling, general and administrative expenses	333,074	422,249
Depreciation and amortization (Note 6)	115,242	135,085
Total costs and expenses	2,423,290	2,660,580

Operating income (loss)	739,629	507,202

Other Income (Expense):
Interest income	806	850
Interest expense, net of amounts capitalized	(173,976)	(182,340)
Other, net	(1,508)	945
Total other income (expense)	(174,678)	(180,545)

Income (loss) before income taxes	564,951	326,657
Income tax (provision) benefit, net	(140,424)	(82,504)
Net income (loss)	$424,527	$244,153

Comprehensive Income (Loss):
Net income (loss)	$424,527	$244,153
Other comprehensive income (loss):
Foreign currency translation adjustments	(195)	(352)
Unrealized holding gains (losses) on available-for-sale debt securities	(2)	(11)
Total other comprehensive income (loss), net of tax	(197)	(363)
Comprehensive income (loss)	$424,330	$243,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2019	$—	$1,432,736	$(449)	$(12,366,909)	$(10,934,622)
Non-cash, stock-based compensation	—	6,953	—	—	6,953
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(11)	—	(11)
Foreign currency translation	—	—	(352)	—	(352)
Net income (loss)	—	—	—	244,153	244,153
Balance, March 31, 2020	$—	$1,439,689	$(812)	$(12,122,756)	$(10,683,879)

Balance, December 31, 2020	$—	$1,463,407	$(805)	$(10,782,607)	$(9,320,005)
Non-cash, stock-based compensation	—	7,676	—	—	7,676
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(2)	—	(2)
Foreign currency translation	—	—	(195)	—	(195)
Net income (loss)	—	—	—	424,527	424,527
Balance, March 31, 2021	$—	$1,471,083	$(1,002)	$(10,358,080)	$(8,887,999)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$424,527	$244,153
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	115,242	135,085
Realized and unrealized losses (gains) on investments	2,600	—
Non-cash, stock-based compensation	7,676	6,953
Deferred tax expense (benefit)	(14,548)	(13,519)
Allowance for credit losses	(8,940)	19,526
Other, net	3,719	4,804
Changes in current assets and current liabilities, net	32,499	137,511
Net cash flows from operating activities	562,775	534,513

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	83,596	(60,543)
Purchases of property and equipment	(49,802)	(75,421)
Other, net	2,200	2,017
Net cash flows from investing activities	35,994	(133,947)

Cash Flows From Financing Activities:
Repurchases of senior notes	(205,354)	—
Early debt extinguishment	(2,517)	—
Advances to/from affiliates	—	(82,415)
Repayment of long-term debt and finance lease obligations	(13,251)	(11,452)
Net cash flows from financing activities	(221,122)	(93,867)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	377,647	306,699
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	1,296,732	78,103
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$1,674,379	$384,802

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

Pay-TV

We offer Pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of March 31, 2021, we had 11.060 million Pay-TV subscribers in the United States, including 8.686 million DISH TV subscribers and 2.374 million SLING TV subscribers.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

As of March 31, 2021 and December 31, 2020, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 4 for the fair value of our marketable investment securities.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life. During the three months ended March 31, 2021 and 2020, we capitalized $28 million and $38 million, respectively, under these programs.  The amortization expense related to these programs was $37 million and $27 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, we had a total of $331 million and $339 million, respectively, capitalized on our Condensed Consolidated Balance Sheets. These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Costs

We recognize advertising expense when incurred as a component of selling, general and administrative expense. Advertising expenses totaled $83 million and $131 million for the three months ended March 31, 2021 and 2020, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $7 million and $6 million for the three months ended March 31, 2021 and 2020, respectively.

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Cash paid for interest	$211,139	$174,647
Cash received for interest	806	850
Cash paid for income taxes	404	130
Cash paid for income taxes to DISH Network	146,386	90,617

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31,	December 31,
	2021	2020

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$48,995	$132,593
Restricted marketable investment securities (1)	—	—
Total marketable investment securities	48,995	132,593

Restricted cash and cash equivalents (1)	58,255	58,323

Other investment securities:
Other investment securities	98,050	97,306
Total other investment securities	98,050	97,306

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$205,300	$288,222

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2021 and December 31, 2020, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$1,653,660	$60,153	$1,593,507	$—	$1,278,971	$172,025	$1,106,946	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$22,476	$22,476	$—	$—
Commercial paper	47,590	—	47,590	—	101,959	—	101,959	—
Corporate securities	877	—	877	—	8,068	—	8,068	—
Other	528	—	528	—	90	—	90	—
Total	$48,995	$—	$48,995	$—	$132,593	$22,476	$110,117	$—

As of March 31, 2021, restricted and non-restricted marketable investment securities included debt securities of $49 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended
	March 31,
Other, net:	2021	2020

	(In thousands)
Costs related to early redemption of debt	$(2,600)	$—
Equity in earnings (losses) of affiliates	903	278
Other	189	667
Total	$(1,508)	$945

5.	Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2021	2020

	(In thousands)
Finished goods	$217,399	$226,866
Work-in-process and service repairs	22,468	25,206
Raw materials	8,681	10,225
Total inventory	$248,548	$262,297

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	March 31,	December 31,
	(In Years)	2021	2020

		(In thousands)
Equipment leased to customers	2-5	$1,672,399	$1,719,778
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements	15	398,107	398,107
Furniture, fixtures, equipment and other	2-20	1,989,431	1,969,107
Buildings and improvements	5-40	300,246	301,037
Land	-	13,186	13,186
Construction in progress	-	42,579	51,800
Total property and equipment		5,104,861	5,141,928
Accumulated depreciation		(3,610,842)	(3,577,224)
Property and equipment, net		$1,494,019	$1,564,704

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Equipment leased to customers	$64,262	$79,682
Satellites	23,797	23,797
Buildings, furniture, fixtures, equipment and other	27,183	31,606
Total depreciation and amortization	$115,242	$135,085

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

As of March 31, 2021, our pay-TV satellite fleet consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A

Leased from EchoStar (1):
EchoStar IX	August 2003	121	Month to month

Leased from DISH Network (2):
EchoStar X	February 2006	110	February 2022
EchoStar XI	July 2008	110	September 2021
EchoStar XIV	March 2010	119	February 2023
EchoStar XVI	November 2012	61.5	January 2023
Nimiq 5	September 2009	72.7	September 2021
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2022

(1)	See Note 13 for further information on our Related Party Transactions with EchoStar.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(2)	See Note 13 for further information on our Related Party Transactions with DISH Network.

7.	Leases

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

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Operating lease cost	$60,023	$61,715

Short-term lease cost (1)	4,236	2,667

Finance lease cost:
Amortization of right-of-use assets	12,374	12,448
Interest on lease liabilities	3,716	4,798
Total finance lease cost	16,090	17,246
Total lease costs	$80,349	$81,628

(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$59,178	$61,808
Operating cash flows from finance leases	$3,652	$4,798
Financing cash flows from finance leases	$12,580	$11,466

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,417	$6,749
Finance leases	$—	$—

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	March 31,	December 31,
	2021	2020

	(In thousands)
Operating Leases:
Operating lease assets	$335,609	$380,968

Other current liabilities	$169,566	$186,967
Operating lease liabilities	165,514	192,624
Total operating lease liabilities	$335,080	$379,591

Finance Leases:
Property and equipment, gross	$398,875	$398,875
Accumulated depreciation	(263,447)	(251,073)
Property and equipment, net	$135,428	$147,802

Other current liabilities	$50,260	$49,820
Other long-term liabilities	97,098	110,789
Total finance lease liabilities	$147,358	$160,609

Weighted Average Remaining Lease Term:
Operating leases	2.9 years	2.9 years
Finance leases	3.1 years	3.3 years

Weighted Average Discount Rate:
Operating leases	8.6%	8.7%
Finance leases	9.6%	9.6%

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Maturities of lease liabilities as of March 31, 2021 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2021 (remaining nine months)	$151,848	$45,696	$197,544
2022	138,299	50,227	188,526
2023	32,083	42,862	74,945
2024	13,436	32,147	45,583
2025	8,379	—	8,379
Thereafter	35,487	—	35,487
Total lease payments	379,532	170,932	550,464
Less: Imputed interest	(44,452)	(23,574)	(68,026)
Total	335,080	147,358	482,438
Less: Current portion	(169,566)	(50,260)	(219,826)
Long-term portion of lease obligations	$165,514	$97,098	$262,612

8.	Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
6 3/4% Senior Notes due 2021 (1)	1,794,646	1,811,480	2,000,000	2,047,260
5 7/8% Senior Notes due 2022	2,000,000	2,094,220	2,000,000	2,095,820
5 % Senior Notes due 2023	1,500,000	1,560,705	1,500,000	1,566,300
5 7/8% Senior Notes due 2024	2,000,000	2,101,980	2,000,000	2,099,580
7 3/4% Senior Notes due 2026	2,000,000	2,203,100	2,000,000	2,236,520
7 3/8% Senior Notes due 2028	1,000,000	1,052,940	1,000,000	1,070,130
Other notes payable	23,565	23,565	23,565	23,565
Subtotal	10,318,211	$10,847,990	10,523,565	$11,139,175
Unamortized deferred financing costs and debt discounts, net	(11,310)		(12,684)
Finance lease obligations (2)	147,358		160,609
Total long-term debt and finance lease obligations (including current portion)	$10,454,259		$10,671,490

(1)	During the three months ended March 31, 2021, we repurchased $205 million of our 6 3/4% Senior Notes due 2021 in open market trades. The remaining balance of $1.795 billion matures on June 1, 2021.
(2)	Disclosure regarding fair value of finance leases is not required.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

9.Commitments and Contingencies

Commitments

DISH Network’s 5G Network Deployment

DISH Network has directly invested over $12 billion to acquire certain wireless spectrum licenses and related assets and made over $10 billion in non-controlling investments in certain entities, for a total of over $22 billion, as described further below.

DISH Network Spectrum

DISH Network has directly invested over $12 billion to acquire certain wireless spectrum licenses and related assets. DISH Network’s wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. DISH Network plans to commercialize its wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (the “5G Network Deployment”). DISH Network currently expects capital expenditures, excluding capitalized interest, for its 5G Network Deployment to be approximately $10 billion. DISH Network will need to make significant additional investments or partner with others to, among other things, complete its 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities any such investments or partnerships could vary significantly.

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

Asset Purchase Agreement. On July 26, 2019, DISH Network entered into an Asset Purchase Agreement (the “APA”) with T-Mobile US, Inc. (“T-Mobile”) and Sprint Corporation (“Sprint” and together with T-Mobile, the “Sellers” and given the consummation of the Sprint T-Mobile merger, sometimes referred to as “NTM”) to acquire from NTM certain assets and liabilities associated with Sprint’s Boost Mobile and Sprint-branded prepaid mobile services businesses (the “Prepaid Business”) for an aggregate purchase price of $1.4 billion as adjusted for specific categories of net working capital on the closing date (the “Boost Mobile Acquisition”). Effective July 1, 2020 (the “Closing Date”), upon the terms and subject to the conditions set forth in the APA, DISH Network and T-Mobile completed the Boost Mobile Acquisition.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In connection with the Boost Mobile Acquisition, DISH Network and T-Mobile entered into a transition services agreement under which DISH Network will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by T-Mobile to DISH Network (the “MNSA”), an option agreement entitling DISH Network to acquire certain decommissioned cell sites and retail stores of T-Mobile (the “Option Agreement”) and an agreement under which DISH Network would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”).  See Note 5 “Acquisitions – Boost Mobile Acquisition” of DISH Network’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 for further information on the Transaction Agreements.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 11 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

See Note 11 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 for further information.

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

On July 10, 2020, July 20, 2020, July 24, 2020 and July 31, 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of, respectively, the 026 patent, the 791 patent, the 269 patent and the 388 patent. On January 21, 2021, the United States Patent and Trademark Office agreed to institute proceedings on one of the petitions challenging the 026 patent; on January 27, 2021, it agreed to institute proceedings on one of the petitions challenging the 269 patent; on February 4, 2021, it agreed to institute proceedings on one of the petitions challenging the 791 patent; and on February 12, 2021, it agreed to institute proceedings on one of the petitions challenging the 388 patent. Trial in this matter has been set for November 15, 2021.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust

On July 2, 2019, a putative class action lawsuit was filed by a purported EchoStar stockholder in the District Court of Clark County, Nevada under the caption City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust v. Ergen, et al., Case No. A-19-797799-B. The lawsuit named as defendants Mr. Ergen, the other members of the EchoStar Board, as well as EchoStar, certain of its officers, DISH Network and certain of DISH Network’s and EchoStar’s affiliates. Plaintiff alleges, among other things, breach of fiduciary duties in approving the transactions contemplated under the Master Transaction Agreement for inadequate consideration and pursuant to an unfair and conflicted process, and that EchoStar, DISH Network and certain other defendants aided and abetted such breaches. In the operative First Amended Complaint, filed on October 11, 2019, the plaintiff dropped as defendants the EchoStar board members other than Mr. Ergen. The trial of this matter is scheduled to start sometime during the five-week “stack” beginning September 7, 2021. See Note 14 “Related Party Transactions in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 for further information on the Master Transaction Agreement. Plaintiff seeks equitable relief, including the issuance of additional DISH Network Class A common stock, monetary relief and other costs and disbursements, including attorneys’ fees.

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

In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. On October 31, 2016, the stay was lifted. On October 16, October 21, November 2, 2020 and November 9, 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of, respectively, the 784 patent, the 799 patent, the 318 patent and the 970 patent; and on November 2, November 20, December 14 and December 15, 2020, the United States Patent and Trademark Office granted each request for reexamination. On April 23, 2021, the United States Patent and Trademark Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate allowing claim 12 of the 970 patent, and on April 27, 2021, it issued a Notice of Intent to Issue Ex Parte Reexamination Certificate allowing claim 3 of the 784 patent. The trial date, which had been reset to September 26, 2021, has been vacated while the District Court weighs a fully briefed motion to stay the case pending resolution of the ex parte reexamination proceedings. ClearPlay’s damages expert contends that ClearPlay is entitled to $543 million in damages.

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

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation. On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions. On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims. On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims. Customedia appealed its losses before the United States Patent and Trademark Office. The Court of Appeals for the Federal Circuit heard oral argument on November 6, 2019 on the appeal involving the 437 patent, and summarily affirmed the patent’s invalidity on November 8, 2019. On January 7, 2020, Customedia petitioned the Court of Appeals for rehearing or rehearing en banc, raising issues about the constitutionality of the appointment of the administrative patent judges that heard the petition before the Patent and Trademark Office, but the Court of Appeals denied rehearing on March 5, 2020. On July 31, 2020, Customedia filed a petition with the United States Supreme Court asking it to hear a further appeal, but its petition was denied on October 13, 2020. On November 6, 2020, it filed a petition for rehearing on the United States Supreme Court’s decision not to hear a further appeal, but on November 17, 2020, the Supreme Court rejected that petition.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Innovative Foundry Technologies LLC

On December 20, 2019, Innovative Foundry Technologies LLC filed a complaint against DISH Network (as well as Semiconductor Manufacturing International Corporation; Broadcom Incorporated; Broadcom Corporation; and Cypress Semiconductor Corporation) in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,580,122 (the “122 patent”), entitled “Transistor Device Having an Enhanced Width Dimension and a Method of Making Same”; United States Patent No. 6,806,126 (the “126 patent”), entitled “Method of Manufacturing a Semiconductor Component”; United States Patent No. 6,933,620 (the “620 patent”), entitled “Semiconductor Component and Method of Manufacture”; and United States Patent No. 7,009,226 (the “226 patent”), entitled “In-Situ Nitride/Oxynitride Processing with Reduced Deposition Surface Pattern Sensitivity.” On April 9, 2020, Semiconductor Manufacturing International Corporation filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 226 patent, and on April 14, 2020, it filed petitions challenging the validity of the asserted claims of the 126 patent and 620 patent. On December 30, 2020, the Court entered an order severing and staying the claims against us and certain other defendants not involved in the manufacturing of the accused chips. On April 22, 2021, the parties filed a stipulation of dismissal with prejudice of all claims against us. This matter is now concluded.

Optic153

On January 29, 2021, Optic153 LLC filed a complaint in the United States District Court for the Western District of Texas against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C and Dish Network Service L.L.C. The complaint alleges infringement of U.S. Patent No. 6,115,174 (the “174 patent”), entitled “Optical Signal Varying Devices”; U.S. Patent No. 6,236,487 (the “487 patent”), entitled “Optical Communication Control System”; U.S. Patent No. 6,344,922 (the “922 patent”), entitled “Optical Signal Varying Devices”; U.S. Patent No. 6,356,383 (the “383 patent”), entitled “Optical Transmission Systems Including Optical Amplifiers Apparatuses and Methods”; U.S. Patent No. 6,587,261 (the “261 patent”), entitled “Optical Transmission Systems Including Optical Amplifiers Apparatuses and Methods of Use Therein”; and U.S. Patent No. 6,771,413 (the “413 patent”), entitled “Optical Transmission Systems Including Optical Amplifiers, Apparatuses and Methods.” In general, the patents relate to various aspects of the provisioning of fiber optics communications. On April 26, 2021, Optic153 filed a request for dismissal of its claims against DISH Network, DISH Network L.L.C. and Dish Network Service L.L.C. This matter is now concluded.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging all asserted claims of each of the asserted patents, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in our petition (and, on January 10, 2020, issued a final written decision invalidating the 535 patent in connection with a third party’s independent petition). On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions to the United States Court of Appeals for the Federal Circuit. On June 29, 2020, the United States Patent and Trademark Office filed a notice of intervention in the appeal. On March 16, 2021, the Court of Appeals dismissed the appeal for lack of jurisdiction. On April 29, 2021, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a petition for rehearing. On January 12, 2021, Realtime Adaptive Streaming filed a notice of dismissal of its claims on the 535 patent. The Colorado Action in the District Court was stayed on February 26, 2019, pending resolution of the petitions, but on January 15, 2021, the District Court lifted the stay and set trial on the remaining 610 patent for August 16, 2021. Realtime Adaptive Streaming’s damages expert contends that Realtime Adaptive Streaming is entitled to $42 million in damages. On August 7, 2020, the United States Patent and Trademark Office granted a request for ex parte reexamination of the validity of the 610 patent.

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

Sound View Innovations, LLC

On December 30, 2019, Sound View Innovations, LLC filed one complaint against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. and a second complaint against our wholly-owned subsidiary Sling TV L.L.C. in the United States District Court for the District of Colorado. The complaint against DISH Network L.L.C. and DISH Technologies L.L.C. alleges infringement of United States Patent No 6,502,133 (the “133 patent”), entitled “Real-Time Event Processing System with Analysis Engine Using Recovery Information” and both complaints allege infringement of United States Patent No. 6,708,213 (the “213 patent), entitled “Method for Streaming Multimedia Information Over Public Networks”; United States Patent No. 6,757,796 (the “796 patent”), entitled “Method and System for Caching Streaming Live Broadcasts transmitted Over a Network”; and United States Patent No. 6,725,456 (the “456 patent”), entitled “Methods and Apparatus for Ensuring Quality of Service in an Operating System.”

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. All asserted claims have now been invalidated by the United States Patent and Trademark Office. TQ Delta has filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings. On April 13, 2021, the Court lifted the stay. On April 23 and April 26, 2021, the United States Patent and Trademark Office issued orders granting requests for ex parte reexamination of, respectively, the 158 patent and the 243 patent.

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

Turner Network Sales

On October 6, 2017, Turner Network Sales, Inc. (“Turner”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York. The operative First Amended Complaint alleges that DISH Network L.L.C. improperly calculated and withheld licensing fees owing to Turner in connection with its carriage of CNN and other networks. On December 14, 2017, DISH Network L.L.C. filed its operative first amended counterclaims against Turner. In the counterclaims, DISH Network L.L.C. seeks a declaratory judgment that it properly calculated the licensing fees owed to Turner for carriage of CNN, and also alleges claims for unrelated breaches of the parties’ affiliation agreement. In its October 1, 2018 damage expert’s report, Turner claimed damages of $159 million, plus $24 million in interest. On September 27, 2019, the Court granted, in part, Turner’s motion for summary judgment, holding, in part, that Turner was entitled to recover approximately $20 million in license fee payments that DISH Network L.L.C. had withheld after it discovered previous over-payments. On February 12, 2020, the parties filed a stipulation to dismiss certain of their respective claims. Trial on the remaining claims in this matter has been re-set for October 3, 2021. Turner’s damages expert contends that Turner is entitled to approximately $206 million in damages.

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

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of DISH Network’s board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties. The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action. The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See Note 11 “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 for further information.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Thereafter, the Court maintained the stay until October 26, 2018. On February 11, 2019, the Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, and on March 23, 2021, the Court granted the motion to dismiss. On April 21, 2021, Vermont National filed a notice of appeal.

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

10.	Financial Information for Subsidiary Guarantors

The assets, liabilities and results of operations of the combined issuers and guarantors of the guaranteed security are not materially different than corresponding amounts presented in the condensed consolidated financial statements of the parent company.  Therefore, summarized financial information on a condensed consolidating basis of the guarantor subsidiaries is not required. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

11.	Disaggregation of Revenue

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All service revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended
	March 31,
Revenue:	2021	2020

	(In thousands)
United States	$3,155,617	$3,157,304
Canada and Mexico	7,302	10,478
Total revenue	$3,162,919	$3,167,782

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended
	March 31,
Category:	2021	2020

	(In thousands)
Pay-TV subscriber and related revenue	$3,137,387	$3,130,900
Equipment sales and other revenue	25,532	36,882
Total	$3,162,919	$3,167,782

12.	Contract Balances

Our valuation and qualifying accounts as of March 31, 2021 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the three months ended March 31, 2021	$43,233	$8,682	$(17,622)	$34,293

Deferred revenue related to contracts with our customers is recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets. Changes in deferred revenue related to contracts with our customers were as follows:

Contract
Liabilities
(In thousands)
Balance as of December 31, 2020	$593,797
Recognition of unearned revenue	(1,401,337)
Deferral of revenue	1,415,412
Balance as of March 31, 2021	$607,872

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

“Trade accounts receivable”

As of March 31, 2021 and December 31, 2020, trade accounts receivable from EchoStar was $1 million. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of March 31, 2021 and December 31, 2020, trade accounts payable to EchoStar was $3 million and $1 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During each of the three months ended March 31, 2021 and 2020, we received $1 million for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements. DISH Network has entered into lease agreements pursuant to which DISH Network leases certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, DISH Network began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in August 2021.

●	90 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2022. EchoStar has the option to renew this lease for four three-year periods.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	Cheyenne Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar began leasing certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. In connection with the Master Transaction Agreement, DISH Network and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term.

Collocation and Antenna Space Agreements.  In connection with the completion of the Share Exchange, effective March 1, 2017, we entered into certain agreements pursuant to which we provide certain collocation and antenna space to HNS through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Englewood, Colorado; and Spokane, Washington. During August 2017, we entered into certain other agreements pursuant to which we provide certain collocation and antenna space to HNS through August 2022 at the following locations: Monee, Illinois and Spokane, Washington. HNS has the option to renew each of these agreements for four three-year periods. HNS may terminate certain of these agreements with 180 days’ prior written notice to us at the following locations: New Braunfels, Texas; Englewood, Colorado; and Spokane, Washington. In September 2019, in connection with the Master Transaction Agreement, we entered into an agreement pursuant to which we provide HNS with certain additional collocation space in Cheyenne, Wyoming, which expired in September 2020. In October 2019, HNS provided a termination notice for its New Braunfels, Texas agreement effective as of May 2020. The fees for the services provided under these agreements depend, among other things, on the number of racks leased and/or antennas present at the location.

Also in connection with the Master Transaction Agreement, in September 2019, we entered into an agreement pursuant to which we provide HNS with antenna space and power in Cheyenne, Wyoming for a period of five years commencing no later than October 2020, with four three-year renewal terms, with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term.

“Cost of services”

During each of the three months ended March 31, 2021 and 2020, we incurred $1 million of costs for services provided to us by EchoStar. The agreements pertaining to these expenses are discussed below.

EchoStar IX. We lease certain satellite capacity from EchoStar on EchoStar IX. Subject to availability, we generally have the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis.

“Selling, general and administrative expenses”

During the three months ended March 31, 2021 and 2020, we incurred $3 million and $4 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Additionally, DISH Network and EchoStar agreed that DISH Network shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services. In connection with the completion of the Share Exchange on February 28, 2017, DISH Network and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other related to the Share Exchange Agreement. In addition, pursuant to the Master Transaction Agreement, DISH Network and EchoStar amended the Professional Services Agreement effective September 10, 2019 to, among other things, provide certain transition services to each other related to the Master Transaction Agreement and to remove certain services no longer necessary as a result of the Master Transaction Agreement. The Professional Services Agreement renewed on January 1, 2021 for an additional one-year period until January 1, 2022 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice. Revenue for services provided by us to EchoStar under the Professional Services Agreement is recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Patent Cross-License Agreements. In December 2011, DISH Network and EchoStar entered into separate patent cross-license agreements with the same third party whereby: (i) EchoStar and such third-party licensed their respective patents to each other subject to certain conditions; and (ii) DISH Network and such third-party licensed their respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”). Each Cross License Agreement covers patents acquired by the respective party prior to January 1, 2017 and aggregate payments under both Cross-License Agreements total less than $10 million. In December 2016, DISH Network and EchoStar independently exercised their respective options to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 1, 2022.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC. Payments from HNS for services provided are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended March 31, 2021 and 2020, these payments were $2 million and $4 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the three months ended March 31, 2021 and 2020, we purchased broadband equipment from HNS of $1 million and $4 million, respectively, under the MSA.

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

Related Party Transactions with DISH Network

As a result of the Master Transaction Agreement in September 2019, certain agreements that we had with EchoStar were transferred to DISH Network. The following is a summary of the terms of our principal agreements with DISH Network that may have an impact on our financial condition and results of operations.

“Cost of services”

During each of the three months ended March 31, 2021 and 2020, we incurred expenses of $56 million for satellite capacity leased from DISH Network and telemetry, tracking and control and other professional services provided to us by DISH Network. As a result of the Master Transaction Agreement, DISH Network is now a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellite Capacity Leased from DISH Network. On September 10, 2019, in connection with the Master Transaction Agreement DISH Network entered into with EchoStar on May 19, 2019, we began leasing satellite capacity on satellites owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. See “Pay-TV Satellites” in Note 6 for further information. The term of each lease is set forth below:

●	EchoStar X, XI and XIV. On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar X, XI and XIV satellites. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. Pursuant to the Master Transaction Agreement, on September 10, 2019, the satellite capacity agreement we previously had with EchoStar for EchoStar X, XI and XIV was transferred to DISH Network and we began leasing satellite capacity on these satellites from a wholly-owned subsidiary of DISH Network as of the same date.

●	EchoStar XVI. In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date. EchoStar XVI was launched in November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service. Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year. Prior to expiration of the initial term, we had the option to renew for an additional five-year period. In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023. We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023. There can be no assurance that the option to renew this agreement will be exercised. During 2018, we and EchoStar further amended the agreement to, among other things, allow us to place and use certain satellites at the 61.5 degree orbital location. Pursuant to the Master Transaction Agreement, on September 10, 2019, the transponder service agreement we previously had with EchoStar for EchoStar XVI was transferred to DISH Network and we began receiving transponder services from a wholly-owned subsidiary of DISH Network as of the same date.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Under the terms of the DISH Nimiq 5 Agreement, we made certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continued through the service term, which expired ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we had the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Pursuant to the Master Transaction Agreement, on September 10, 2019, the Telesat Transponder Agreement was transferred to DISH Network and we began receiving transponder services on the Nimiq 5 satellite from a wholly-owned subsidiary of DISH Network as of the same date. We have exercised our option to renew for a one-year period through September 2021. As discussed in Note 6, “Property and Equipment,” the Nimiq 5 satellite lease has been accounted for as a finance lease since September 2019. Accordingly, expenses related to this lease are no longer recorded in “Cost of services,” but rather in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During each of the three months ended March 31, 2021 and 2020, we recorded $9 million of “Depreciation and amortization expense” and $3 million and $4 million of “Interest expense, net of amounts capitalized,”respectively, related to Nimiq 5.

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

Unless earlier terminated under the terms and conditions of the SES Transponder Agreement and QuetzSat-1 Transponder Agreement, the initial service term will expire in November 2021. Upon expiration of the initial term, we have the option to renew the SES Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. There can be no assurance that any options to renew the SES Transponder Agreement will be exercised. Pursuant to the Master Transaction Agreement, on September 10, 2019, the SES Transponder Agreement was transferred to DISH Network and we began receiving transponder services on QuetzSat-1 from a wholly-owned subsidiary of DISH Network as of the same date. Our lease arrangement with DISH Network expires in November 2021.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Selling, general and administrative expenses”

During each of the three months ended March 31, 2021 and 2020, we incurred $2 million for selling, general and administrative expenses for services provided to us by DISH Network. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. On September 10, 2019, in connection with the Master Transaction Agreement, we began leasing office space owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. The term of each lease is set forth below:

●	Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado originally from EchoStar to us was for a period ending on December 31, 2018. In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019. Pursuant to the Master Transaction Agreement, on September 10, 2019, this lease was transferred to DISH Network and we began leasing all of 5701 S. Santa Fe Dr. in Littleton, Colorado from a wholly-owned subsidiary of DISH Network as of the same date. In December 2020, we and DISH Network amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2021.

●	Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031. In connection with the completion of the Share Exchange, EchoStar transferred ownership of a portion of this property to DISH Network, and, effective March 1, 2017, DISH Network and EchoStar amended this lease agreement to (i) terminate the lease of certain space at the portion of the property that was transferred to us and (ii) provide for the continued lease to us of certain space at the portion of the property that EchoStar retained. Pursuant to the Master Transaction Agreement, the portion of the property EchoStar retained was transferred to DISH Network, and on September 10, 2019, this lease was transferred to DISH Network and we began leasing certain space from a wholly-owned subsidiary of DISH Network as of the same date.

Other Agreements – DISH Network

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations. During the three months ended March 31, 2021 and 2020, the costs associated with these services was $20 million and $21 million, respectively.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$11,770	$14,092

	As of
	March 31,	December 31,
	2021	2020

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$7,893	$9,038
Commitments to NagraStar	$4,171	$3,260

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Sales:
Uplink services	$1,295	$1,381
Total	$1,295	$1,381

	As of
	March 31,	December 31,
	2021	2020

	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$2,942	$3,343

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

Overview

We currently operate one business segment.

Our Pay-TV business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide pandemic.  COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations and could materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our subscribers are impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups and, in some areas, to refrain from non-essential movements outside of their homes. While certain government regulations and/or mandates have eased, or are expected to ease in 2021 and COVID-19 vaccines have become more available in certain areas, governmental authorities are continuing to take various actions in an effort to slow the spread of COVID-19. COVID-19 continues to impact our business during 2021, in particular in the following areas:

●	In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees. We have implemented increased health and safety practices including, increased use of personal protective equipment for employees to protect them and our subscribers, and temperature checks at certain locations.

●	Our commercial business is impacted as many bars, restaurants, and other commercial establishments have been and continue to be recommended and/or mandated to operate at reduced capacity. In addition, airlines and hotels have reduced operations as a result of government actions and/or related lower consumer demand.

●	Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in subscribers’ willingness to open direct mail marketing and allow in-home technicians into their homes. As a result, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease.

●	Our DISH Smart Home Services brand was impacted as in-home installation and support has been impacted by government actions and/or related lower consumer demand for these services.

●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Moreover, the recent surges in COVID-19 cases in areas outside the United States and the stringent lockdowns implemented in response to such surges are causing interruptions and/or delays that are adversely impacting our business. In addition, during 2021 there have been worldwide interruptions and delays in the supply of electronic components including semi-conductors, which may significantly impact our ability to obtain set-top boxes. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays. These interruptions and/or delays in our supply chain could have a material adverse effect on our business.

●	Due to the economic climate, combined with changing needs of our subscribers and how we can best serve them, during the second quarter of 2020, we made the decision to reevaluate our organization. This included a focused set of staffing reductions to align our workforce to best serve our subscribers.

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

Pay-TV

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of March 31, 2021, we had 11.060 million Pay-TV subscribers in the United States, including 8.686 million DISH TV subscribers and 2.374 million SLING TV subscribers. We promote our Pay-TV services as providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national and regional cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, and SLING Latino video programming services.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are increasing their Internet-based video offerings. We also face competition from providers of video content, many of which are providers of our programming content, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These providers include, among others, Netflix, Hulu, Apple, Amazon, Alphabet, Disney, Verizon, AT&T, T-Mobile, ViacomCBS, STARZ, Peacock, Fubo and Philo.

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

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire. In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. There can be no assurance that channel removals will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

Debt Issuances and Maturity

During the three months ended March 31, 2021, we repurchased $205 million of our 6 3/4% Senior Notes due 2021 in open market trades. The remaining balance of $1.795 billion matures on June 1, 2021. We expect to fund this obligation from cash and marketable investment securities balances at that time.  However, depending on market conditions, we may refinance this obligation in whole or in part.

Future Liquidity

We have made cash distributions to partially finance the development of DISH Network’s 5G Network Deployment and retail wireless business to date and may make additional cash distributions to finance, in whole or in part, DISH Network’s future efforts. We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions. See Note 9 in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Covenants and Restrictions Related to our Long-Term Debt

We are subject to the covenants and restrictions set forth in the indentures related to our long-term debt. In particular, the indentures related to our outstanding senior notes contain restrictive covenants that, among other things, impose limitations on our ability to: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets. Should we fail to comply with these covenants, all or a portion of the debt under the senior notes could become immediately payable. The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur. As of the date of filing of this Quarterly Report on Form 10-Q, we were in compliance with the covenants and restrictions related to our respective long-term debt.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Service revenue. “Service revenue” consists principally of Pay-TV subscriber revenue. Certain of the amounts included in “Service revenue” are not recurring on a monthly basis.

Equipment sales and other revenue. “Equipment sales and other revenue” principally includes the non-subsidized sales of Pay-TV equipment.

Cost of services. “Cost of services” principally include Pay-TV programming expenses and other operating costs related to our Pay-TV services.

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

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” primarily includes interest expense associated with our long-term debt (net of capitalized interest), prepayment premiums, amortization of debt discounts and debt issuance costs associated with our long-term debt, and interest expense associated with our finance lease obligations.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,137,387	$3,130,900	$6,487	0.2
Equipment sales and other revenue	25,532	36,882	(11,350)	(30.8)
Total revenue	3,162,919	3,167,782	(4,863)	(0.2)

Costs and Expenses:
Cost of services	1,958,699	2,072,432	(113,733)	(5.5)
% of Service revenue	62.4%	66.2%
Cost of sales - equipment and other	16,275	30,814	(14,539)	(47.2)
Selling, general and administrative expenses	333,074	422,249	(89,175)	(21.1)
% of Total revenue	10.5%	13.3%
Depreciation and amortization	115,242	135,085	(19,843)	(14.7)
Total costs and expenses	2,423,290	2,660,580	(237,290)	(8.9)

Operating income (loss)	739,629	507,202	232,427	45.8

Other Income (Expense):
Interest income	806	850	(44)	(5.2)
Interest expense, net of amounts capitalized	(173,976)	(182,340)	8,364	4.6
Other, net	(1,508)	945	(2,453)	*
Total other income (expense)	(174,678)	(180,545)	5,867	3.2

Income (loss) before income taxes	564,951	326,657	238,294	72.9
Income tax (provision) benefit, net	(140,424)	(82,504)	(57,920)	(70.2)
Effective tax rate	24.9%	25.3%
Net income (loss)	$424,527	$244,153	$180,374	73.9

Other Data:
Pay-TV subscribers, as of period end (in millions) **	11.060	11.323	(0.263)	(2.3)
DISH TV subscribers, as of period end (in millions) **	8.686	9.012	(0.326)	(3.6)
SLING TV subscribers, as of period end (in millions)	2.374	2.311	0.063	2.7
Pay-TV subscriber additions (losses), net (in millions)	(0.230)	(0.413)	0.183	44.3
DISH TV subscriber additions (losses), net (in millions)	(0.130)	(0.132)	0.002	1.5
SLING TV subscriber additions (losses), net (in millions)	(0.100)	(0.281)	0.181	64.4
Pay-TV ARPU	$93.63	$88.76	$4.87	5.5
DISH TV subscriber additions, gross (in millions)	0.210	0.299	(0.089)	(29.8)
DISH TV churn rate	1.30%	1.54%	(0.24)%	(15.6)
DISH TV SAC	$790	$861	$(71)	(8.2)
EBITDA	$853,363	$643,232	$210,131	32.7
OIBDA	$854,871	$642,287	$212,584	33.1

* Percentage is not meaningful.

**During the first quarter 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the year ended December, 31, 2020, 80,000 of these subscribers came off pause or had temporary rate relief end and are included in our ending Pay-TV subscriber count and 69,000 of these subscribers disconnected. During the three months ended March 31, 2021, the remaining commercial accounts representing 101,000 subscribers disconnected. The effect of the removal of the 250,000 subscribers, the addition of these 80,000 subscribers and disconnect of 170,000 subscribers was excluded from the calculation of our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate.  See “Results of Operations – Pay-TV subscribers” for further information.

Pay-TV subscribers

DISH TV subscribers. We lost approximately 130,000 net DISH TV subscribers during the three months ended March 31, 2021 compared to the loss of approximately 132,000 net DISH TV subscribers during the same period in 2020. This decrease in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations, offset by a lower DISH TV churn rate.

SLING TV subscribers. We lost approximately 100,000 net SLING TV subscribers during the three months ended March 31, 2021 compared to the loss of approximately 281,000 net SLING TV subscribers during the same period in 2020. The decrease in net SLING TV subscriber losses was primarily related to lower subscriber disconnects resulting from our emphasis on acquiring and retaining higher quality subscribers, partially offset by lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers. The three months ended March 31, 2020 was negatively impacted by delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the three months ended March 31, 2021, we activated approximately 210,000 gross new DISH TV subscribers compared to approximately 299,000 gross new DISH TV subscribers during the same period in 2020, a decrease of 29.8%. This decrease in our gross new DISH TV subscriber activations was primarily related to the impact of COVID-19. Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes. As a result, beginning in the first quarter 2020, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and channel removals.

DISH TV churn rate. Our DISH TV churn rate for the three months ended March 31, 2021 was 1.30% compared to 1.54% for the same period in 2020. This decrease primarily resulted from the impact of COVID-19, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. In addition, COVID-19 had an impact on competitive pressures due to, among other things, a reduction in customers’ willingness to allow competitors’ technicians into their homes. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, this decrease also resulted from our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments were ordered to and in certain cases continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which were or are no longer open to the public, we paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or for which we anticipate the account to disconnect due to COVID-19. During the year ended December 31, 2020, 80,000 of these subscribers came off pause or had temporary rate relief end and 69,000 of these subscribers disconnected. We did not incur any significant expenses in connection with the return of the 80,000 commercial accounts and accordingly, those commercial accounts were added to our ending subscriber count during the periods they returned in 2020 and were not recorded as gross new Pay-TV subscriber activations. During the first quarter of 2021, the remaining commercial accounts representing 101,000 subscribers disconnected.

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

Service revenue. “Service revenue” totaled $3.137 billion for the three months ended March 31, 2021, an increase of $6 million or 0.2% compared to the same period in 2020. The increase in “Service revenue” compared to the same period in 2020 was primarily related to an increase in Pay-TV ARPU, discussed below, offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $93.63 during the three months ended March 31, 2021versus $88.76 during the same period in 2020. The $4.87 or 5.5% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2021 and 2020, the SLING TV programming package price increases in the first quarter 2021 and 2020 and higher ad sales revenue, partially offset by an increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base had a negative impact on Pay-TV ARPU.

Cost of services. “Cost of services” totaled $1.959 billion during the three months ended March 31, 2021, a decrease of $114 million or 5.5% compared to the same period in 2020. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. Variable and retention costs per subscriber decreased due to, among other things, increased operational efficiencies, including a focused set of staffing reductions in 2020. Programming costs per subscriber increased during the three months ended March 31, 2021 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 62.4% and 66.2% of “Service revenue” during the three months ended March 31, 2021 and 2020, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $333 million during the three months ended March 31, 2021, an $89 million or 21.1% decrease compared to the same period in 2020. This change was primarily driven by a decrease in subscriber acquisition costs resulting from reduced marketing expenditures and fewer gross new DISH TV subscriber activations, and by cost cutting initiatives including a focused set of staffing reductions in 2020.

DISH TV SAC. DISH TV SAC was $790 during the three months ended March 31, 2021 compared to $861 during the same period in 2020, a decrease of $71 or 8.2%. This change was primarily attributable to a decrease in advertising costs per subscriber and higher commercial additions compared to the same period in 2020. Commercial activations historically have lower DISH TV SAC than residential activations, and therefore the increase in commercial activations had a positive impact on DISH TV SAC. Beginning in the first quarter 2020, as a result of COVID-19 and the related governmental recommendations and/or mandates, our in person selling opportunities and our customers’ willingness to open direct mail marketing and allow in-home technicians into their homes were reduced. Accordingly, we reduced our marketing expenditures starting in the first quarter 2020 and therefore our gross new DISH TV subscriber activations decreased.

During the three months ended March 31, 2021 and 2020, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $22 million and $35 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations.

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

Income tax (provision) benefit, net. Our income tax provision was $140 million during the three months ended March 31, 2021, an increase of $58 million compared to the same period in 2020. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes.”

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

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands)
EBITDA	$853,363	$643,232
Interest, net	(173,170)	(181,490)
Income tax (provision) benefit, net	(140,424)	(82,504)
Depreciation and amortization	(115,242)	(135,085)
Net income (loss)	$424,527	$244,153

The changes in EBITDA during the three months ended March 31, 2021, compared to the same period in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands)
OIBDA	$854,871	$642,287
Depreciation and amortization	(115,242)	(135,085)
Operating Income (loss)	$739,629	$507,202

The changes in OIBDA during the year ended December 31, 2021, compared to the same period in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2020 includes a detailed discussion of our risk factors.

Item 6.EXHIBITS

(a)	Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended March 31, 2021, filed on May 4, 2021, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date: May 4, 2021