Form 10-Q
period 2021-06-30
DISH DBS CORP
filed 2021-08-13
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of August 6, 2021, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

iii

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$1,410,164	$1,238,409
Marketable investment securities	438,543	132,593
Trade accounts receivable, net of allowance for credit losses of $34,555 and $43,233, respectively	577,920	626,375
Inventory	237,803	262,297
Other current assets	204,265	272,955
Total current assets	2,868,695	2,532,629

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	58,024	58,323
Property and equipment, net	1,420,164	1,564,704
FCC authorizations	611,794	611,794
Other investment securities	98,701	97,306
Operating lease assets	291,139	380,968
Other noncurrent assets, net	199,955	222,311
Total noncurrent assets	2,679,777	2,935,406
Total assets	$5,548,472	$5,468,035

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$380,777	$315,661
Deferred revenue and other	584,616	667,226
Accrued programming	1,212,806	1,388,407
Accrued interest	213,653	216,459
Other accrued expenses	612,399	625,342
Current portion of long-term debt and finance lease obligations	52,005	2,052,374
Total current liabilities	3,056,256	5,265,469

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	10,087,755	8,619,116
Deferred tax liabilities	501,058	514,928
Operating lease liabilities	138,432	192,624
Long-term deferred revenue and other long-term liabilities	184,721	195,903
Total long-term obligations, net of current portion	10,911,966	9,522,571
Total liabilities	13,968,222	14,788,040

Commitments and Contingencies (Note 9)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,462,739	1,463,407
Accumulated other comprehensive income (loss)	(1,152)	(805)
Accumulated earnings (deficit)	(9,881,337)	(10,782,607)
Total stockholder’s equity (deficit)	(8,419,750)	(9,320,005)
Total liabilities and stockholder’s equity (deficit)	$5,548,472	$5,468,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Service revenue	$3,176,710	$3,117,334	$6,314,097	$6,248,234
Equipment sales and other revenue	34,778	31,197	60,310	68,079
Total revenue	3,211,488	3,148,531	6,374,407	6,316,313

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Cost of services	1,949,761	1,989,738	3,908,460	4,062,170
Cost of sales - equipment and other	24,902	23,660	41,177	54,474
Selling, general and administrative expenses	332,060	348,367	665,134	770,616
Depreciation and amortization (Note 6)	111,391	122,869	226,633	257,954
Total costs and expenses	2,418,114	2,484,634	4,841,404	5,145,214

Operating income (loss)	793,374	663,897	1,533,003	1,171,099

Other Income (Expense):
Interest income	1,002	1,112	1,808	1,962
Interest expense, net of amounts capitalized	(162,212)	(164,047)	(336,188)	(346,387)
Other, net	(287)	(152)	(1,795)	793
Total other income (expense)	(161,497)	(163,087)	(336,175)	(343,632)

Income (loss) before income taxes	631,877	500,810	1,196,828	827,467
Income tax (provision) benefit, net	(155,134)	(125,830)	(295,558)	(208,334)
Net income (loss)	$476,743	$374,980	$901,270	$619,133

Comprehensive Income (Loss):
Net income (loss)	$476,743	$374,980	$901,270	$619,133
Other comprehensive income (loss):
Foreign currency translation adjustments	(144)	30	(339)	(322)
Unrealized holding gains (losses) on available-for-sale debt securities	(6)	11	(8)	—
Total other comprehensive income (loss), net of tax	(150)	41	(347)	(322)
Comprehensive income (loss)	$476,593	$375,021	$900,923	$618,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2019	$—	$1,432,736	$(449)	$(12,366,909)	$(10,934,622)
Non-cash, stock-based compensation	—	6,953	—	—	6,953
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(11)	—	(11)
Foreign currency translation	—	—	(352)	—	(352)
Net income (loss)	—	—	—	244,153	244,153
Balance, March 31, 2020	$—	$1,439,689	$(812)	$(12,122,756)	$(10,683,879)
Non-cash, stock-based compensation	—	3,333	—	—	3,333
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	11	—	11
Foreign currency translation	—	—	30	—	30
Net income (loss)	—	—	—	374,980	374,980
Balance, June 30, 2020	$—	$1,443,022	$(771)	$(11,747,776)	$(10,305,525)

Balance, December 31, 2020	$—	$1,463,407	$(805)	$(10,782,607)	$(9,320,005)
Non-cash, stock-based compensation	—	7,676	—	—	7,676
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(2)	—	(2)
Foreign currency translation	—	—	(195)	—	(195)
Net income (loss)	—	—	—	424,527	424,527
Balance, March 31, 2021	$—	$1,471,083	$(1,002)	$(10,358,080)	$(8,887,999)
Non-cash, stock-based compensation	—	(8,344)	—	—	(8,344)
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(6)	—	(6)
Foreign currency translation	—	—	(144)	—	(144)
Net income (loss)	—	—	—	476,743	476,743
Balance, June 30, 2021	$—	$1,462,739	$(1,152)	$(9,881,337)	$(8,419,750)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$901,270	$619,133
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	226,633	257,954
Realized and unrealized losses (gains) on investments	3,587	—
Non-cash, stock-based compensation expense (benefit)	(668)	10,286
Deferred tax expense (benefit)	(13,870)	19,576
Changes in allowance for credit losses	(8,678)	21,908
Other, net	13,466	25,554
Changes in current assets and current liabilities, net	(27,598)	405,709
Net cash flows from operating activities	1,094,142	1,360,120

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	(305,958)	(31)
Purchases of property and equipment	(88,470)	(148,256)
Other, net	9,311	4,454
Net cash flows from investing activities	(385,117)	(143,833)

Cash Flows From Financing Activities:
Redemption and repurchases of senior notes	(2,000,000)	(1,100,000)
Proceeds from the issuance of senior notes	1,500,000	—
Early debt extinguishment costs	(3,368)	—
Debt issuance costs	(9,819)	—
Advances to/from affiliates	—	(82,415)
Repayment of long-term debt and finance lease obligations	(24,382)	(23,807)
Net cash flows from financing activities	(537,569)	(1,206,222)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	171,456	10,065
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	1,296,732	78,103
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$1,468,188	$88,168

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of June 30, 2021, we had 10.993 million Pay-TV subscribers in the United States, including 8.554 million DISH TV subscribers and 2.439 million SLING TV subscribers.

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

As of June 30, 2021 and December 31, 2020, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 4 for the fair value of our marketable investment securities.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life. During the three months ended June 30, 2021 and 2020, we capitalized $33 million and $44 million, respectively, under these programs.  The amortization expense related to these programs was $38 million and $29 million for the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, we capitalized $61 million and $82 million, respectively, under these programs.  The amortization expense related to these programs was $75 million and $56 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, we had a total of $325 million and $339 million, respectively, capitalized on our Condensed Consolidated Balance Sheets. These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Costs

We recognize advertising expense when incurred as a component of selling, general and administrative expense. Advertising expenses totaled $96 million and $90 million for the three months ended June 30, 2021 and 2020, respectively. Advertising expenses totaled $179 million and $221 million for the six months ended June 30, 2021 and 2020, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $7 million and $5 million for the three months ended June 30, 2021 and 2020, respectively. Research and development costs totaled $14 million and $11 million for the six months ended June 30, 2021 and 2020, respectively.

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Six Months Ended
	June 30,
	2021	2020

	(In thousands)
Cash paid for interest	$326,004	$329,923
Cash received for interest	1,808	1,962
Cash paid for income taxes	21,732	3,205
Cash paid for income taxes to DISH Network	290,046	176,964

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Our parent, DISH Network, provides a centralized system for the management of our cash and marketable investment securities as it does for all of its subsidiaries to, among other reasons, maximize yield of the portfolio.  As a result, the cash and marketable investment securities included on our Condensed Consolidated Balance Sheets are a component or portion of the overall cash and marketable investment securities portfolio included on DISH Network’s Condensed Consolidated Balance Sheets and are managed by DISH Network.  We are reflecting the purchases and sales of marketable investment securities on a net basis for each period presented on our Condensed Consolidated Statements of Cash Flows as we believe the net presentation is more meaningful to our cash flows from investing activities.

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2021	2020

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$438,543	$132,593
Restricted marketable investment securities (1)	—	—
Total marketable investment securities	438,543	132,593

Restricted cash and cash equivalents (1)	58,024	58,323

Other investment securities:
Other investment securities	98,701	97,306
Total other investment securities	98,701	97,306

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$595,268	$288,222

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2021 and December 31, 2020, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$1,442,569	$155,933	$1,286,636	$—	$1,278,971	$172,025	$1,106,946	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$22,476	$22,476	$—	$—
Commercial paper	345,252	—	345,252	—	101,959	—	101,959	—
Corporate securities	92,768	—	92,768	—	8,068	—	8,068	—
Other	523	—	523	—	90	—	90	—
Total	$438,543	$—	$438,543	$—	$132,593	$22,476	$110,117	$—

As of June 30, 2021, restricted and non-restricted marketable investment securities included debt securities of $439 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2021	2020	2021	2020

	(In thousands)
Costs related to early redemption of debt	$(987)	$—	$(3,587)	$—
Equity in earnings (losses) of affiliates	660	(399)	1,563	(121)
Other	40	247	229	914
Total	$(287)	$(152)	$(1,795)	$793

5.	Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2021	2020

	(In thousands)
Finished goods	$209,662	$226,866
Work-in-process and service repairs	18,177	25,206
Raw materials	9,964	10,225
Total inventory	$237,803	$262,297

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	June 30,	December 31,
	(In Years)	2021	2020

		(In thousands)
Equipment leased to customers	2-5	$1,626,487	$1,719,778
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements	15	398,107	398,107
Furniture, fixtures, equipment and other	2-20	1,994,117	1,969,107
Buildings and improvements	5-40	297,464	301,037
Land	-	12,505	13,186
Construction in progress	-	47,653	51,800
Total property and equipment		5,065,246	5,141,928
Accumulated depreciation		(3,645,082)	(3,577,224)
Property and equipment, net		$1,420,164	$1,564,704

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Equipment leased to customers	$63,527	$69,489	$127,789	$149,171
Satellites	23,796	23,796	47,593	47,593
Buildings, furniture, fixtures, equipment and other	24,068	29,584	51,251	61,190
Total depreciation and amortization	$111,391	$122,869	$226,633	$257,954

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

As of June 30, 2021, our pay-TV satellite fleet consisted of the following:

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Operating lease cost	$57,682	$61,808	$117,705	$123,523

Short-term lease cost (1)	6,600	3,733	10,836	6,400

Finance lease cost:
Amortization of right-of-use assets	12,374	12,300	24,748	24,748
Interest on lease liabilities	3,428	4,534	7,144	9,332
Total finance lease cost	15,802	16,834	31,892	34,080
Total lease costs	$80,084	$82,375	$160,433	$164,003

(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended
	June 30,
	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$115,658	$123,811
Operating cash flows from finance leases	$6,944	$9,332
Financing cash flows from finance leases	$24,948	$23,227

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$15,000	$17,967
Finance leases	$—	$—

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	June 30,	December 31,
	2021	2020

	(In thousands)
Operating Leases:
Operating lease assets	$291,139	$380,968

Other current liabilities	$153,372	$186,967
Operating lease liabilities	138,432	192,624
Total operating lease liabilities	$291,804	$379,591

Finance Leases:
Property and equipment, gross	$398,875	$398,875
Accumulated depreciation	(275,821)	(251,073)
Property and equipment, net	$123,054	$147,802

Other current liabilities	$49,452	$49,820
Other long-term liabilities	86,774	110,789
Total finance lease liabilities	$136,226	$160,609

Weighted Average Remaining Lease Term:
Operating leases	2.9 years	2.9 years
Finance leases	2.9 years	3.3 years

Weighted Average Discount Rate:
Operating leases	8.5%	8.7%
Finance leases	9.7%	9.6%

Maturities of lease liabilities as of June 30, 2021 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2021 (remaining six months)	$96,770	$31,306	$128,076
2022	140,318	50,227	190,545
2023	34,120	42,862	76,982
2024	15,068	32,147	47,215
2025	8,723	—	8,723
Thereafter	35,542	—	35,542
Total lease payments	330,541	156,542	487,083
Less: Imputed interest	(38,737)	(20,316)	(59,053)
Total	291,804	136,226	428,030
Less: Current portion	(153,372)	(49,452)	(202,824)
Long-term portion of lease obligations	$138,432	$86,774	$225,206

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.	Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
6 3/4% Senior Notes due 2021 (1)	$—	$—	$2,000,000	$2,047,260
5 7/8% Senior Notes due 2022	2,000,000	2,089,720	2,000,000	2,095,820
5 % Senior Notes due 2023	1,500,000	1,574,640	1,500,000	1,566,300
5 7/8% Senior Notes due 2024	2,000,000	2,151,060	2,000,000	2,099,580
7 3/4% Senior Notes due 2026	2,000,000	2,267,460	2,000,000	2,236,520
7 3/8% Senior Notes due 2028	1,000,000	1,078,150	1,000,000	1,070,130
5 1/8% Senior Notes due 2029	1,500,000	1,482,660	—	—
Other notes payable	23,565	23,565	23,565	23,565
Subtotal	10,023,565	$10,667,255	10,523,565	$11,139,175
Unamortized deferred financing costs and debt discounts, net	(20,031)		(12,684)
Finance lease obligations (2)	136,226		160,609
Total long-term debt and finance lease obligations (including current portion)	$10,139,760		$10,671,490

(1)	During the six months ended June 30, 2021, we repurchased $349 million of our 6 3/4% Senior Notes due 2021 in open market trades. The remaining balance of $1.651 billion was redeemed on June 1, 2021.
(2)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

5 1/8% Senior Notes due 2029

On May 24, 2021, we issued $1.5 billion aggregate principal amount of our 5 1/8% Senior Notes due June 1, 2029. Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year, commencing on December 1, 2021.

The 5 1/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to June 1, 2024, we may also redeem up to 35% of the 5 1/8% Senior Notes at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

Our 5 1/8% Senior Notes are:

●	general unsecured senior obligations of DISH DBS Corporation (“DISH DBS”);
●	ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

●	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to our 5 1/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

In connection with the Boost Mobile Acquisition, DISH Network and T-Mobile entered into a transition services agreement under which DISH Network will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by T-Mobile to DISH Network (the “MNSA”), an option agreement entitling DISH Network to acquire certain decommissioned cell sites and retail stores of T-Mobile (the “Option Agreement”) and an agreement under which DISH Network would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”).  See Note 5 “Acquisitions – Boost Mobile Acquisition” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 for further information on the Transaction Agreements.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 11 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

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

See Note 11 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 for further information.

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

Cedar Lane Technologies

On October 13, 2020, Cedar Lane Technologies Inc. (“Cedar Lane Technologies”) filed a complaint against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,502,194 (the “194 patent”), entitled “System for playback of network audio material on demand”; United States Patent No. 6,526,411 (the “411 patent”), entitled “System and method for creating dynamic playlists”; United States Patent No. 6,721,489 (the “489 patent”), entitled “Play list manager”; United States Patent No. 7,173,177 (the “177 patent”), entitled “User interface for simultaneous management of owned and unowned inventory”; United States Patent No. 7,642,443 (the “443 patent”), entitled “User interface for simultaneous management of owned and unowned inventory”; and United States Patent No. 8,165,867 (the “867 patent”), entitled “Methods for translating a device command.” Generally, the asserted patents relate to streaming digital audio to a home audio system; aspects of play lists and purchased content; and voice control. Cedar Lane Technologies is a non-practicing entity that has filed more than 75 patent infringement lawsuits. On March 11, 2021, pursuant to a stipulation of the parties, the Court dismissed the case without prejudice. This matter is now concluded.

City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust

On July 2, 2019, a putative class action lawsuit was filed by a purported EchoStar stockholder in the District Court of Clark County, Nevada under the caption City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust (“City of Hallandale”) v. Ergen, et al., Case No. A-19-797799-B. The lawsuit named as defendants Mr. Ergen, the other members of the EchoStar Board, as well as EchoStar, certain of its officers, DISH Network and certain of DISH Network’s and EchoStar’s affiliates. Plaintiff alleges, among other things, breach of fiduciary duties in approving the transactions contemplated under the Master Transaction Agreement for inadequate consideration and pursuant to an unfair and conflicted process, and that EchoStar, DISH Network and certain other defendants aided and abetted such breaches. In the operative First Amended Complaint, filed on October 11, 2019, the plaintiff dropped as defendants the EchoStar board members other than Mr. Ergen. The Court granted, in part, the plaintiff’s motion for class certification on January 15, 2021. The trial of this matter is scheduled to start sometime during the five-week “stack” beginning September 7, 2021. See Note 14 “Related Party Transactions” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 for further information on the Master Transaction Agreement. Plaintiff seeks equitable relief, including the issuance of additional DISH Network Class A common stock, monetary relief and other costs and disbursements, including attorneys’ fees.

The parties have entered into a global settlement agreement, subject to court approval. The parties’ joint motion for preliminary approval has been approved and the final approval hearing has been scheduled for December 6, 2021.

If the settlement is not approved, DISH Network intends to vigorously defend this case, but cannot predict with any degree of certainty the outcome of this suit or determine the extent of any potential liability or damages.

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

On October 16, October 21, November 2, 2020 and November 9, 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of the asserted claims of, respectively, the 784 patent, the 799 patent, the 318 patent and the 970 patent; and on November 2, November 20, December 14 and December 15, 2020, the United States Patent and Trademark Office granted each request for reexamination. On May 7, 2021, May 25, 2021, June 25, 2021 and July 7, 2021, the United States Patent and Trademark Office issued Ex Parte Reexamination Certificates confirming the patentability of the challenged claims of, respectively, the 799 patent, the 784 patent, the 318 patent and the 970 patent. ClearPlay’s damages expert contends that ClearPlay is entitled to $543 million in damages.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In a First Amended Complaint filed on August 6, 2018, Contemporary added our wholly-owned subsidiary DISH Network L.L.C. as a defendant. In a Second Amended Complaint filed on October 9, 2018, Contemporary named only our wholly-owned subsidiary DISH Network L.L.C. as a defendant and dropped certain indirect infringement allegations. On June 10, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 842 patent, the 903 patent, the 643 patent and the 997 patent. On December 13, 2019 and January 7, 2020, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions. Following Contemporary’s decision not to file Patent Owner Responses to DISH Network L.L.C.’s petitions on the 842 patent and the 903 patent, on April 24, 2020, the United States Patent and Trademark Office entered judgments granting those petitions and canceling the challenged claims of those patents. On November 25, 2020 and December 18, 2020, respectively, the United States Patent and Trademark Office issued final written decisions invalidating all challenged claims of, respectively, the 643 patent and the 997 patent. On February 12, 2021, Contemporary Display noticed an appeal to the United States Court of Appeals for the Federal Circuit challenging the final written decision as to the 997 patent, and on June 15, 2021, it filed its opening brief. On July 11, 2019, the Court entered an order staying the case pending resolution of the petitions. On January 31, 2020, pursuant to the parties’ joint motion, the Court dismissed all claims arising from the 202 patent, and extended its stay of the litigation pending non-appealable determinations on all of the petitions before the United States Patent and Trademark Office.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation. On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions. On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims. On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims. Customedia appealed its losses. The Court of Appeals for the Federal Circuit heard oral argument on November 6, 2019 on the appeal involving the 437 patent, and summarily affirmed the patent’s invalidity on November 8, 2019. On January 7, 2020, Customedia petitioned the Court of Appeals for rehearing or rehearing en banc, raising issues about the constitutionality of the appointment of the administrative patent judges that heard the petition before the Patent and Trademark Office, but the Court of Appeals denied rehearing on March 5, 2020. On July 31, 2020, Customedia filed a petition with the United States Supreme Court asking it to hear a further appeal, but its petition was denied on October 13, 2020. On November 6, 2020, it filed a petition for rehearing on the United States Supreme Court’s decision not to hear a further appeal, but on November 17, 2020, the Supreme Court rejected that petition.

The Court of Appeals heard oral argument on the appeal involving the 090 patent and the 494 patent on December 3, 2019, and affirmed those patents’ invalidity on March 6, 2020. On May 5, 2020, Customedia filed petitions in the Federal Circuit for rehearing and rehearing en banc, but those petitions were denied on June 9, 2020. On November 6, 2020, Customedia served a petition to the United States Supreme Court asking it to hear a further appeal. On June 16, 2021, the Patent and Trademark Office issued a certificate cancelling the challenged claims of the 437 patent and, on July 9, 2021, it issued certificates cancelling the challenged claims of the 090 and 494 patents. The litigation in the District Court has been stayed since August 8, 2017 pending resolution of the proceedings at the United States Patent and Trademark Office.

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

Innovative Foundry Technologies LLC

On December 20, 2019, Innovative Foundry Technologies LLC filed a complaint against DISH Network (as well as Semiconductor Manufacturing International Corporation; Broadcom Incorporated; Broadcom Corporation; and Cypress Semiconductor Corporation) in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,580,122 (the “122 patent”), entitled “Transistor Device Having an Enhanced Width Dimension and a Method of Making Same”; United States Patent No. 6,806,126 (the “126 patent”), entitled “Method of Manufacturing a Semiconductor Component”; United States Patent No. 6,933,620 (the “620 patent”), entitled “Semiconductor Component and Method of Manufacture”; and United States Patent No. 7,009,226 (the “226 patent”), entitled “In-Situ Nitride/Oxynitride Processing with Reduced Deposition Surface Pattern Sensitivity.” On April 9, 2020, Semiconductor Manufacturing International Corporation filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 226 patent, and on April 14, 2020, it filed petitions challenging the validity of the asserted claims of the 126 patent and 620 patent. On December 30, 2020, the Court entered an order severing and staying the claims against DISH Network and certain other defendants not involved in the manufacturing of the accused chips. On April 22, 2021, the parties filed a stipulation of dismissal with prejudice of all claims against DISH Network. This matter is now concluded.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Optic153

On January 29, 2021, Optic153 LLC (“Optic 153”) filed a complaint in the United States District Court for the Western District of Texas against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C and Dish Network Service L.L.C. The complaint alleges infringement of U.S. Patent No. 6,115,174 (the “174 patent”), entitled “Optical Signal Varying Devices”; U.S. Patent No. 6,236,487 (the “487 patent”), entitled “Optical Communication Control System”; U.S. Patent No. 6,344,922 (the “922 patent”), entitled “Optical Signal Varying Devices”; U.S. Patent No. 6,356,383 (the “383 patent”), entitled “Optical Transmission Systems Including Optical Amplifiers Apparatuses and Methods”; U.S. Patent No. 6,587,261 (the “261 patent”), entitled “Optical Transmission Systems Including Optical Amplifiers Apparatuses and Methods of Use Therein”; and U.S. Patent No. 6,771,413 (the “413 patent”), entitled “Optical Transmission Systems Including Optical Amplifiers, Apparatuses and Methods.” In general, the patents relate to various aspects of the provisioning of fiber optics communications. On April 26, 2021, Optic153 filed a request for dismissal of its claims against DISH Network, DISH Network L.L.C. and Dish Network Service L.L.C. This matter is now concluded.

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

Realtime alleges that DISH Network, Sling TV L.L.C., Sling Media L.L.C. and Arris Group, Inc. streaming video products and services compliant with various versions of the H.264 video compression standard infringe the 897 patent, the 610 patent and the 535 patent, and that the data compression system in Hughes’ products and services infringe the 204 patent, the 728 patent, the 867 patent, the 707 patent and the 759 patent.

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

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions challenging all asserted claims of each of the asserted patents, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in our petition (and, on January 10, 2020, issued a final written decision invalidating the 535 patent in connection with a third party’s independent petition). On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions to the United States Court of Appeals for the Federal Circuit. On June 29, 2020, the United States Patent and Trademark Office filed a notice of intervention in the appeal. On March 16, 2021, the Court of Appeals dismissed the appeal for lack of jurisdiction. On April 29, 2021, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a petition for rehearing, which was denied on June 28, 2021. On January 12, 2021, Realtime Adaptive Streaming filed a notice of dismissal of its claims on the 535 patent.

On July 30, 2021, the District Court granted summary judgment in favor of DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C., holding that the remaining asserted patent, the 610 patent, is invalid because it claims patent-ineligible abstract subject matter. On August 7, 2020, the United States Patent and Trademark Office granted a request for ex parte reexamination of the validity of the 610 patent.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Sound View Innovations, LLC

On December 30, 2019, Sound View Innovations, LLC filed one complaint against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. and a second complaint against our wholly-owned subsidiary Sling TV L.L.C. in the United States District Court for the District of Colorado. The complaint against DISH Network L.L.C. and DISH Technologies L.L.C. alleges infringement of United States Patent No 6,502,133 (the “133 patent”), entitled “Real-Time Event Processing System with Analysis Engine Using Recovery Information” and both complaints allege infringement of United States Patent No. 6,708,213 (the “213 patent), entitled “Method for Streaming Multimedia Information Over Public Networks”; United States Patent No. 6,757,796 (the “796 patent”), entitled “Method and System for Caching Streaming Live Broadcasts transmitted Over a Network”; and United States Patent No. 6,725,456 (the “456 patent”), entitled “Methods and Apparatus for Ensuring Quality of Service in an Operating System.” All but the 133 patent is also asserted in the complaint against Sling TV L.L.C.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On November 13, 2017, City of Sterling Heights Police and Fire Retirement System (“Sterling Heights”), a purported shareholder of DISH Network, filed a putative shareholder derivative action in the District Court for Clark County, Nevada. Sterling Heights makes substantially the same allegations as Plumbers Union 519, and alleges causes of action against the Director Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Sterling Heights is seeking an unspecified amount of damages. Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the derivative plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint. DISH Network’s Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action. On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation. The Special Litigation Committee’s report was filed on November 27, 2018, and recommended that the Company not pursue the claims asserted by the derivative plaintiffs. On December 20, 2018, the Special Litigation Committee filed a motion seeking deferral to its determination that the claims should be dismissed. Following a two-day evidentiary hearing on July 6-7, 2020, on July 17, 2020, the District Court entered an order granting the Special Litigation Committee’s motion. On August 25, 2020, the derivative plaintiffs filed a notice of appeal to the Nevada Supreme Court and that appeal has been fully briefed since June 25, 2021.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Turner Network Sales

On October 6, 2017, Turner Network Sales, Inc. (“Turner”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York. The operative First Amended Complaint alleges that DISH Network L.L.C. improperly calculated and withheld licensing fees owing to Turner in connection with its carriage of CNN and other networks. On December 14, 2017, DISH Network L.L.C. filed its operative first amended counterclaims against Turner. In the counterclaims, DISH Network L.L.C. seeks a declaratory judgment that it properly calculated the licensing fees owed to Turner for carriage of CNN, and also alleges claims for unrelated breaches of the parties’ affiliation agreement. On September 27, 2019, the Court granted, in part, Turner’s motion for summary judgment, holding, in part, that Turner was entitled to recover approximately $20 million in license fee payments that DISH Network L.L.C. had withheld after it discovered previous over-payments. On February 12, 2020, the parties filed a stipulation to dismiss certain of their respective claims. Trial on the remaining claims in this matter has been re-set for October 3, 2021. Turner’s damages expert contends that Turner is entitled to approximately $206 million in damages. On July 13, 2021, pursuant to a joint request of the parties, the Court dismissed the case with prejudice. This matter is now concluded.

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

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of DISH Network’s board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties. The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action. The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See Note 11 “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 for further information.

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

10.	Financial Information for Subsidiary Guarantors

Our senior notes are fully and unconditionally guaranteed, jointly and severally on a senior unsecured basis by certain of our wholly-owned subsidiaries (the “Guarantors”).

Our 7 3/8% Senior Notes due 2028 and 5 1/8% Senior Notes due 2029 are guaranteed by our current principal operating subsidiaries. Our 5 7/8% Senior Notes due 2022, 5% Senior Notes due 2023, 5 7/8% Senior Notes due 2024 and 7 3/4% Senior Notes due 2026 are guaranteed by our current principal operating subsidiaries other than Sling TV Holding L.L.C. (“Sling TV Holding”). However, Sling TV Holding, including all of its assets and operations, is a wholly-owned subsidiary of DISH Network L.L.C., which is a Guarantor on all of our outstanding senior notes. Certain of our wholly-owned subsidiaries are designated as “Unrestricted Subsidiaries” and do not guarantee any of our senior notes. These Unrestricted Subsidiaries are non-operating entities that hold minimal or no assets.

We and our subsidiaries participate with our parent company, DISH Network, in a centralized system for the management of our cash and marketable investment securities. Please see Note 3 for further information.

The assets, liabilities and results of operations of the combined issuer and guarantors (excluding Unrestricted Subsidiaries) of the guaranteed securities are not materially different than corresponding amounts presented in the condensed consolidated financial statements of the parent company issuer. Therefore, summarized financial information of the issuer and the guarantor subsidiaries is not required.

The below descriptions apply to all of our existing senior notes. There are no material differences between our senior notes guaranteed by all of our current principal operating subsidiaries and our senior notes guaranteed by our current principal operating subsidiaries other than Sling TV Holding, a wholly-owned subsidiary of DISH Network L.L.C., which is a Guarantor on all of our outstanding senior notes.

The guarantee of a Guarantor will be deemed automatically discharged and released in accordance with the terms of the applicable indenture (i) in connection with any direct or indirect sale, conveyance or other disposition of all of the capital stock or all or substantially all of the assets of that Guarantor (including by way of merger or consolidation), if such sale or disposition is made in compliance with the applicable provisions of the indenture; (ii) if such Guarantor is dissolved or liquidated in accordance with the provisions of the indenture; (iii) if we designate any such Guarantor as an “Unrestricted Subsidiary” in compliance with the terms of the indenture; or (iv) with respect to a Guarantor which constitutes a Non-Core Asset (as such term is defined in the applicable indenture), upon the sale or other disposition of certain equity interests of such Guarantor, if such sale or disposition is made in compliance with the applicable provisions of the indenture. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the Guarantors, except those imposed by applicable law.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The rights of holders of the senior notes against the Guarantors may be limited under the U.S. Bankruptcy Code or state fraudulent transfer or conveyance law. Under certain circumstances (including a finding that a Guarantor was insolvent at the time its guarantee of the senior notes was issued), a court could hold that the obligations of a Guarantor under a guarantee may be voided or are subordinate to other obligations of the Guarantor. Each guarantee contains a provision intended to limit the Guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent conveyance or transfer under U.S. federal or state law.

11.	Disaggregation of Revenue

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All service revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Revenue:	2021	2020	2021	2020

	(In thousands)
United States	$3,203,181	$3,144,992	$6,358,798	$6,302,296
Canada and Mexico	8,307	3,539	15,609	14,017
Total revenue	$3,211,488	$3,148,531	$6,374,407	$6,316,313

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Category:	2021	2020	2021	2020

	(In thousands)
Pay-TV subscriber and related revenue	$3,176,710	$3,117,334	$6,314,097	$6,248,234
Equipment sales and other revenue	34,778	31,197	60,310	68,079
Total	$3,211,488	$3,148,531	$6,374,407	$6,316,313

12.	Contract Balances

Our valuation and qualifying accounts as of June 30, 2021 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the six months ended June 30, 2021	$43,233	$19,014	$(27,692)	$34,555

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

	As of
	June 30,	December 31,
	2021	2020

	(In thousands)
Contract liabilities	$564,129	$593,797

Our beginning of period contract liability recorded as customer contract revenue during 2021 was $553 million.

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

“Trade accounts receivable”

As of June 30, 2021 and December 31, 2020, trade accounts receivable from EchoStar was $1 million. These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Trade accounts payable”

As of June 30, 2021 and December 31, 2020, trade accounts payable to EchoStar was $3 million and $1 million, respectively. These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

“Equipment sales and other revenue”

During each of the three months ended June 30, 2021 and 2020, we received $1 million for services provided to EchoStar. During each of the six months ended June 30, 2021 and 2020, we received $2 million for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these revenues are discussed below.

Real Estate Lease Agreements. DISH Network has entered into lease agreements pursuant to which DISH Network leases certain real estate to EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each lease is set forth below:

●	El Paso Lease Agreement. During 2012, DISH Network began leasing certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms. During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018 and in April 2018 EchoStar exercised its second renewal option for a period ending in July 2021 and in May 2021 EchoStar exercised its third renewal option for a period ending in July 2024.

●	90 Inverness Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar leases certain space from us at 90 Inverness Circle East, Englewood, Colorado for a period ending in February 2022. EchoStar has the option to renew this lease for four three-year periods.

●	Cheyenne Lease Agreement. In connection with the completion of the Share Exchange, effective March 1, 2017, EchoStar began leasing certain space from us at 530 EchoStar Drive, Cheyenne, Wyoming for a period ending in February 2019. In August 2018, EchoStar exercised its option to renew this lease for a one-year period ending in February 2020. EchoStar has the option to renew this lease for 12 one-year periods. In connection with the Master Transaction Agreement, DISH Network and EchoStar amended this lease to provide EchoStar with certain space for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon 180 days’ written notice prior to the end of the term. In March 2021, EchoStar exercised its option to renew this lease for a one-year period ending September 2022 and amended the lease to provide the option for EchoStar to renew this lease for up to three additional years.

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

“Cost of services”

During each of the three months ended June 30, 2021 and 2020, we incurred less than $1 million of costs for services provided to us by EchoStar. During each of the six months ended June 30, 2021 and 2020, we incurred $1 million of costs for services provided to us by EchoStar. The agreements pertaining to these expenses are discussed below.

EchoStar IX. We lease certain satellite capacity from EchoStar on EchoStar IX. Subject to availability, we generally have the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis.

“Selling, general and administrative expenses”

During the three months ended June 30, 2021 and 2020, we incurred $5 million and $3 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. During the six months ended June 30, 2021 and 2020, we incurred $8 million and $7 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Other Agreements - EchoStar

Tax Sharing Agreement. In connection with the Spin-off, DISH Network entered into a tax sharing agreement (the “Tax Sharing Agreement”) with EchoStar which governs their respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network will indemnify EchoStar for such taxes. However, DISH Network is not liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended (the “Code”) because of: (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar takes or fails to take; or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the Internal Revenue Service (“IRS”) in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, EchoStar is solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses. The Tax Sharing Agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

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

Hughes Broadband Master Services Agreement.  In March 2017, DISH Network L.L.C. (“DNLLC”) and HNS entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes broadband satellite service and related equipment; and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS will make certain payments to DNLLC for each Hughes service activation generated, and installation performed, by DNLLC. Payments from HNS for services provided are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended June 30, 2021 and 2020, these payments were $2 million and $5 million, respectively. For the six months ended June 30, 2021 and 2020, these payments were $4 million and $9 million, respectively. The MSA has an initial term of five years with automatic renewal for successive one year terms.  After the first anniversary of the MSA, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party.  Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. For the three months ended June 30, 2021 and 2020, we purchased broadband equipment from HNS of $2 million and $3 million, respectively, under the MSA. For the six months ended June 30, 2021 and 2020, we purchased broadband equipment from HNS of $3 million and $7 million, respectively, under the MSA.

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

“Cost of services”

During each of the three months ended June 30, 2021 and 2020, we incurred expenses of $56 million for satellite capacity leased from DISH Network and telemetry, tracking and control (“TT&C”) and other professional services provided to us by DISH Network. During each of the six months ended June 30, 2021 and 2020, we incurred expenses of $112 million for satellite capacity leased from DISH Network and TT&C and other professional services provided to us by DISH Network. As a result of the Master Transaction Agreement, DISH Network is now a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Under the terms of the DISH Nimiq 5 Agreement, we made certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continued through the service term, which expired ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we had the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Pursuant to the Master Transaction Agreement, on September 10, 2019, the Telesat Transponder Agreement was transferred to DISH Network and we began receiving transponder services on the Nimiq 5 satellite from a wholly-owned subsidiary of DISH Network as of the same date. We have exercised our option to renew for a one-year period through September 2021. The Nimiq 5 satellite lease has been accounted for as a finance lease since September 2019. Accordingly, expenses related to this lease are no longer recorded in “Cost of services,” but rather in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the three months ended June 30, 2021 and 2020, we recorded $8 million and $8 million, respectively, of “Depreciation and amortization expense” and $3 million and $4 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5. During the six months ended June 30, 2021 and 2020, we recorded $17 million and $17 million, respectively, of “Depreciation and amortization expense” and $6 million and $8 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5.

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

“Selling, general and administrative expenses”

During the three months ended June 30, 2021 and 2020, we incurred $1 million and $2 million, respectively, for selling, general and administrative expenses for services provided to us by DISH Network. During each of the six months ended June 30, 2021 and 2020, we incurred $3 million and $4 million, respectively, for selling, general and administrative expenses for services provided to us by DISH Network. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Other Agreements – DISH Network

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations. During the three months ended June 30, 2021 and 2020, the costs associated with these services was $20 million and $18 million, respectively. During the six months ended June 30, 2021 and 2020, the costs associated with these services was $40 million and $39 million, respectively.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$11,903	$13,259	$23,673	$27,351

	As of
	June 30,	December 31,
	2021	2020

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$7,816	$9,038
Commitments to NagraStar	$4,473	$3,260

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Sales:
Uplink services	$1,150	$1,288	$2,445	$2,669

	As of
	June 30,	December 31,
	2021	2020

	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$2,638	$3,343

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

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide pandemic.  COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations and could materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our subscribers are impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups and, in some areas, to refrain from non-essential movements outside of their homes. While certain government regulations and/or mandates have eased, or are expected to ease in 2021 and COVID-19 vaccines have become broadly available in certain areas, governmental authorities are continuing to monitor the situation and take various actions in an effort to slow or prevent an increase in the spread of COVID-19. COVID-19 continues to impact our business during 2021, in particular in the following areas:

●	In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees. We have implemented increased health and safety practices including, increased use of personal protective equipment for employees to protect them and our subscribers, and temperature checks at certain locations.

●	Our DISH TV business has been and may be further impacted by: (i) government recommendations and/or mandates for commercial establishments to operate at reduced capacity; and (ii) reduced in person selling opportunities due to subscriber preferences and actions as well as government restrictions.

●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Moreover, the recent surges in COVID-19 cases in areas outside the United States and the stringent lockdowns implemented in response to such surges are causing interruptions and/or delays that are adversely impacting our business. In addition, during 2021 there have been worldwide interruptions and delays in the supply of electronic components including semi-conductors, which may significantly impact our ability to obtain set-top boxes. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays. These interruptions and/or delays in our supply chain could have a material adverse effect on our business.

We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health agencies and may take additional actions based on their recommendations. In these circumstances, there may be developments beyond our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

Pay-TV

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of June 30, 2021, we had 10.993 million Pay-TV subscribers in the United States, including 8.554 million DISH TV subscribers and 2.439 million SLING TV subscribers. We promote our Pay-TV services as providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national and regional cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, and SLING Latino video programming services.

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

Debt Issuances and Maturity

On May 24, 2021, we issued $1.5 billion aggregate principal amount of our 5 1/8% Senior Notes due June 1, 2029. Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year, commencing on December 1, 2021.

During the six months ended June 30, 2021, we repurchased $349 million of our 6 3/4% Senior Notes due 2021 in open market trades. The remaining balance of $1.651 billion was redeemed on June 1, 2021.

Future Liquidity

We have made cash distributions to partially finance the development of DISH Network’s 5G Network Deployment and retail wireless business to date and may make additional cash distributions to finance, in whole or in part, DISH Network’s future efforts. We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions. See Note 9 in the Notes to the Condensed Consolidated Financial Statements for further information.

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

Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”). We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses. We calculate Pay-TV average monthly revenue per Pay-TV subscriber, or Pay-TV ARPU, by dividing average monthly Pay-TV “Service revenue,” for the period by our average number of Pay-TV subscribers for the period. The average number of Pay-TV subscribers is calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period. The average number of Pay-TV subscribers for each month is calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, as SLING TV subscribers increase as a percentage of total Pay-TV subscribers, it has had a negative impact on Pay-TV ARPU.

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

DISH TV SAC. Subscriber acquisition cost measures are commonly used by those evaluating traditional companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new DISH TV subscriber activation,” or DISH TV SAC, and we believe presentations of pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our DISH TV SAC is calculated using all costs of acquiring DISH TV subscribers (e.g., subsidized equipment, advertising, installation, commissions and direct sales, etc.), which are included in “Selling, general and administrative expenses,” plus capitalized payments made under certain sales incentive programs and the value of equipment capitalized under our lease program for new DISH TV subscribers, divided by gross new DISH TV subscriber activations. We include all new DISH TV subscribers in our calculation, including DISH TV subscribers added with little or no subscriber acquisition costs.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,176,710	$3,117,334	$59,376	1.9
Equipment sales and other revenue	34,778	31,197	3,581	11.5
Total revenue	3,211,488	3,148,531	62,957	2.0

Costs and Expenses:
Cost of services	1,949,761	1,989,738	(39,977)	(2.0)
% of Service revenue	61.4%	63.8%
Cost of sales - equipment and other	24,902	23,660	1,242	5.2
Selling, general and administrative expenses	332,060	348,367	(16,307)	(4.7)
% of Total revenue	10.3%	11.1%
Depreciation and amortization	111,391	122,869	(11,478)	(9.3)
Total costs and expenses	2,418,114	2,484,634	(66,520)	(2.7)

Operating income (loss)	793,374	663,897	129,477	19.5

Other Income (Expense):
Interest income	1,002	1,112	(110)	(9.9)
Interest expense, net of amounts capitalized	(162,212)	(164,047)	1,835	1.1
Other, net	(287)	(152)	(135)	(88.8)
Total other income (expense)	(161,497)	(163,087)	1,590	1.0

Income (loss) before income taxes	631,877	500,810	131,067	26.2
Income tax (provision) benefit, net	(155,134)	(125,830)	(29,304)	(23.3)
Effective tax rate	24.6%	25.1%
Net income (loss)	$476,743	$374,980	$101,763	27.1

Other Data:
Pay-TV subscribers, as of period end (in millions) **	10.993	11.272	(0.279)	(2.5)
DISH TV subscribers, as of period end (in millions) **	8.554	9.017	(0.463)	(5.1)
SLING TV subscribers, as of period end (in millions)	2.439	2.255	0.184	8.2
Pay-TV subscriber additions (losses), net (in millions)	(0.067)	(0.096)	0.029	30.2
DISH TV subscriber additions (losses), net (in millions)	(0.132)	(0.040)	(0.092)	*
SLING TV subscriber additions (losses), net (in millions)	0.065	(0.056)	0.121	*
Pay-TV ARPU	$96.32	$92.17	$4.15	4.5
DISH TV subscriber additions, gross (in millions)	0.201	0.268	(0.067)	(25.0)
DISH TV churn rate	1.29%	1.14%	0.15%	13.2
DISH TV SAC	$890	$834	$56	6.7
EBITDA	$904,478	$786,614	$117,864	15.0
OIBDA	$904,765	$786,766	$117,999	15.0

* Percentage is not meaningful.

**During the first quarter 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the second, third and fourth quarters 2020, 45,000, 35,000 and zero, respectively, of these subscribers came off pause or had temporary rate relief end and were added to our Pay-TV subscriber count during the periods they returned in 2020, and 17,000, 5,000 and 47,000, respectively, of these subscribers disconnected. During the three months ended March 31, 2021, the remaining commercial accounts representing 101,000 subscribers disconnected. The effect of the removal of the 250,000 subscribers, the addition of these 80,000 subscribers and disconnect of 170,000 subscribers was excluded from the calculation of our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate.  See “Results of Operations – Pay-TV subscribers” for further information.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 132,000 net DISH TV subscribers during the three months ended June 30, 2021 compared to the loss of approximately 40,000 net DISH TV subscribers during the same period in 2020. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We added approximately 65,000 net SLING TV subscribers during the three months ended June 30, 2021 compared to the loss of approximately 56,000 net SLING TV subscribers during the same period in 2020. The increase in net SLING TV subscribers was primarily related to higher Sling TV subscriber activations and lower subscriber disconnects resulting from our emphasis on improved streaming performance and enhanced customer segmentation and targeting, leading to the acquisition and retention of more high quality subscribers. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers. The three months ended June 30, 2020 was negatively impacted by delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the three months ended June 30, 2021, we activated approximately 201,000 gross new DISH TV subscribers compared to approximately 268,000 gross new DISH TV subscribers during the same period in 2020, a decrease of 25.0%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, direct-to-consumer offerings by certain of our programmers, and channel removals. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers. Furthermore, we continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing.

DISH TV churn rate. Our DISH TV churn rate for the three months ended June 30, 2021 was 1.29% compared to 1.14% for the same period in 2020. The three months ended June 30 2020 was positively impacted by COVID-19 including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. Our DISH TV churn rate was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments were ordered to and in certain cases continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which were no longer open to the public, we paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or for which we anticipate the account to disconnect due to COVID-19. During the second, third and fourth quarters 2020, 45,000, 35,000 and zero, respectively, of these subscribers came off pause or had temporary rate relief end and 17,000, 5,000 and 47,000, respectively, of these subscribers disconnected. We did not incur any significant expenses in connection with the return of the 80,000 commercial accounts and accordingly, those commercial accounts were added to our ending subscriber count during the periods they returned in 2020 and were not recorded as gross new Pay-TV subscriber activations. During the first quarter of 2021, the remaining commercial accounts representing 101,000 subscribers disconnected.

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

Service revenue. “Service revenue” totaled $3.177 billion for the three months ended June 30, 2021, an increase of $59 million or 1.9% compared to the same period in 2020. The increase in “Service revenue” compared to the same period in 2020 was primarily related to an increase in Pay-TV ARPU, discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $96.32 during the three months ended June 30, 2021versus $92.17 during the same period in 2020. The $4.15 or 4.5% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter 2021 and 2020, the SLING TV programming package price increases in the first quarter 2021 and 2020 and higher ad sales revenue, partially offset by an increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base had a negative impact on Pay-TV ARPU.

Cost of services. “Cost of services” totaled $1.950 billion during the three months ended June 30, 2021, a decrease of $40 million or 2.0% compared to the same period in 2020. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. Variable and retention costs per subscriber decreased due to, among other things, increased operational efficiencies, including a focused set of staffing reductions in 2020. Programming costs per subscriber increased during the three months ended June 30, 2021 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 61.4% and 63.8% of “Service revenue” during the three months ended June 30, 2021 and 2020, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $332 million during the three months ended June 30, 2021, a $16 million or 4.7% decrease compared to the same period in 2020. This change was primarily driven by cost cutting initiatives including a focused set of staffing reductions in 2020.

DISH TV SAC. DISH TV SAC was $890 during the three months ended June 30, 2021 compared to $834 during the same period in 2020, an increase of $56 or 6.7%. This change was primarily attributable to an increase in advertising costs per subscriber, partially offset by higher commercial additions compared to the same period in 2020 and a decrease in hardware costs per activation.  Commercial activations historically have lower DISH TV SAC than residential activations, and therefore the increase in commercial activations have a positive impact on DISH TV SAC.  The decrease in hardware costs per activation primarily resulted from lower costs per receiver and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the three months ended June 30, 2021 and 2020, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $18 million and $36 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Income tax (provision) benefit, net. Our income tax provision was $155 million during the three months ended June 30, 2021, an increase of $29 million compared to the same period in 2020. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes,” partially offset by a decrease in our effective tax rate.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Service revenue	$6,314,097	$6,248,234	$65,863	1.1
Equipment sales and other revenue	60,310	68,079	(7,769)	(11.4)
Total revenue	6,374,407	6,316,313	58,094	0.9

Costs and Expenses:
Cost of services	3,908,460	4,062,170	(153,710)	(3.8)
% of Service revenue	61.9%	65.0%
Cost of sales - equipment and other	41,177	54,474	(13,297)	(24.4)
Selling, general and administrative expenses	665,134	770,616	(105,482)	(13.7)
% of Total revenue	10.4%	12.2%
Depreciation and amortization	226,633	257,954	(31,321)	(12.1)
Total costs and expenses	4,841,404	5,145,214	(303,810)	(5.9)

Operating income (loss)	1,533,003	1,171,099	361,904	30.9

Other Income (Expense):
Interest income	1,808	1,962	(154)	(7.8)
Interest expense, net of amounts capitalized	(336,188)	(346,387)	10,199	2.9
Other, net	(1,795)	793	(2,588)	*
Total other income (expense)	(336,175)	(343,632)	7,457	2.2

Income (loss) before income taxes	1,196,828	827,467	369,361	44.6
Income tax (provision) benefit, net	(295,558)	(208,334)	(87,224)	(41.9)
Effective tax rate	24.7%	25.2%
Net income (loss)	$901,270	$619,133	$282,137	45.6

Other Data:
Pay-TV subscribers, as of period end (in millions) **	10.993	11.272	(0.279)	(2.5)
DISH TV subscribers, as of period end (in millions) **	8.554	9.017	(0.463)	(5.1)
SLING TV subscribers, as of period end (in millions)	2.439	2.255	0.184	8.2
Pay-TV subscriber additions (losses), net (in millions)	(0.297)	(0.509)	0.212	41.7
DISH TV subscriber additions (losses), net (in millions)	(0.262)	(0.172)	(0.090)	(52.3)
SLING TV subscriber additions (losses), net (in millions)	(0.035)	(0.337)	0.302	89.6
Pay-TV ARPU	$94.97	$90.43	$4.54	5.0
DISH TV subscriber additions, gross (in millions)	0.411	0.567	(0.156)	(27.5)
DISH TV churn rate	1.29%	1.34%	(0.05)%	(3.7)
DISH TV SAC	$839	$849	$(10)	(1.2)
EBITDA	$1,757,841	$1,429,846	$327,995	22.9
OIBDA	$1,759,636	$1,429,053	$330,583	23.1

* Percentage is not meaningful.

**During the first quarter 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the second, third and fourth quarters 2020, 45,000, 35,000 and zero, respectively, of these subscribers came off pause or had temporary rate relief end and were added to our Pay-TV subscriber count during the periods they returned in 2020, and 17,000, 5,000 and 47,000, respectively, of these subscribers disconnected. During the three months ended March 31, 2021, the remaining commercial accounts representing 101,000 subscribers disconnected. The effect of the removal of the 250,000 subscribers, the addition of these 80,000 subscribers and disconnect of 170,000 subscribers was excluded from the calculation of our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate.  See “Results of Operations – Pay-TV subscribers” for further information.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 262,000 net DISH TV subscribers during the six months ended June 30, 2021 compared to the loss of approximately 172,000 net DISH TV subscribers during the same period in 2020. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations, offset by a lower DISH TV churn rate.

SLING TV subscribers. We lost approximately 35,000 net SLING TV subscribers during the six months ended June 30, 2021 compared to the loss of approximately 337,000 net SLING TV subscribers during the same period in 2020. The decrease in net SLING TV subscriber losses was primarily related to lower subscriber disconnects resulting from our emphasis on improved streaming performance and enhanced customer segmentation and targeting, leading to the acquisition and retention of more high quality subscribers, and higher SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers. The six months ended June 30, 2020 was negatively impacted by delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the six months ended June 30, 2021, we activated approximately 411,000 gross new DISH TV subscribers compared to approximately 567,000 gross new DISH TV subscribers during the same period in 2020, a decrease of 27.5%. This decrease in our gross new DISH TV subscriber activations was primarily related to the impact of COVID-19. Beginning in the second half of March 2020, COVID-19 and the related governmental recommendations and/or mandates created reduced in person selling opportunities, and a reduction in customers’ willingness to open direct mail marketing and allow in-home technicians into their homes. As a result, beginning in the first quarter 2020, we reduced our marketing expenditures and our gross new DISH TV subscribers began to decrease. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers, and by increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and channel removals.

DISH TV churn rate. Our DISH TV churn rate for the six months ended June 30, 2021 was 1.29% compared to 1.34% for the same period in 2020. This decrease primarily resulted from the impact of COVID-19 beginning in the second quarter 2020, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. In addition, COVID-19 had an impact on competitive pressures due to, among other things, a reduction in customers’ willingness to allow competitors’ technicians into their homes. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. Our DISH TV churn rate was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments were ordered to and in certain cases continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which were no longer open to the public, we paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or for which we anticipate the account to disconnect due to COVID-19. During the second, third and fourth quarters 2020, 45,000, 35,000 and zero, respectively, of these subscribers came off pause or had temporary rate relief end and 17,000, 5,000 and 47,000, respectively, of these subscribers disconnected. We did not incur any significant expenses in connection with the return of the 80,000 commercial accounts and accordingly, those commercial accounts were added to our ending subscriber count during the periods they returned in 2020 and were not recorded as gross new Pay-TV subscriber activations. During the first quarter of 2021, the remaining commercial accounts representing 101,000 subscribers disconnected.

Service revenue. “Service revenue” totaled $6.314 billion for the six months ended June 30, 2021, an increase of $66 million or 1.1% compared to the same period in 2020. The increase in “Service revenue” compared to the same period in 2020 was primarily related to an increase in Pay-TV ARPU, discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $94.97 during the six months ended June 30, 2021 versus $90.43 during the same period in 2020. The $4.54 or 5.0% increase in Pay-TV ARPU was primarily attributable DISH TV programming package price increases in the first quarter 2021 and 2020, and the SLING TV programming package price increases in the first quarter 2021 and 2020 and higher ad sales revenue, partially offset by an increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base had a negative impact on Pay-TV ARPU.

Cost of services. “Cost of services” totaled $3.908 billion during the six months ended June 30, 2021, a decrease of $154 million or 3.8% compared to the same period in 2020. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. Variable and retention costs per subscriber decreased due to, among other things, increased operational efficiencies, including a focused set of staffing reductions in 2020. Programming costs per subscriber increased during the six months ended June 30, 2021 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 61.9% and 65.0% of “Service revenue” during the six months ended June 30, 2021 and 2020, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $665 million during the six months ended June 30, 2021, a $105 million or 13.7% decrease compared to the same period in 2020. This change was primarily driven by a decrease in subscriber acquisition costs resulting from reduced marketing expenditures and fewer gross new DISH TV subscriber activations, and by cost cutting initiatives, including a focused set of staffing reductions in 2020.

DISH TV SAC. DISH TV SAC was $839 during the six months ended June 30, 2021 compared to $849 during the same period in 2020, a decrease of $10 or 1.2%. This change was primarily attributable to higher commercial additions compared to the same period in 2020 and a decrease in hardware costs per activation, partially offset by an increase in advertising costs per subscriber. Commercial activations historically have lower DISH TV SAC than residential activations, and therefore the increase in commercial activations had a positive impact on DISH TV SAC. The decrease in hardware costs per activation primarily resulted from lower costs per receiver and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the six months ended June 30, 2021 and 2020, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $40 million and $71 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations.

Income tax (provision) benefit, net. Our income tax provision was $296 million during the six months ended June 30, 2021, an increase of $87 million compared to the same period in 2020. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes,” partially offset by a decrease in our effective tax rate.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Net income (loss)	$476,743	$374,980	$901,270	$619,133
Interest, net	161,210	162,935	334,380	344,425
Income tax provision (benefit), net	155,134	125,830	295,558	208,334
Depreciation and amortization	111,391	122,869	226,633	257,954
EBITDA	$904,478	$786,614	$1,757,841	$1,429,846

The changes in EBITDA during the three and six months ended June 30, 2021, compared to the same periods in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Operating income (loss)	$793,374	$663,897	$1,533,003	$1,171,099
Depreciation and amortization	111,391	122,869	226,633	257,954
OIBDA	$904,765	$786,766	$1,759,636	$1,429,053

The changes in OIBDA during the three and six months ended June 30, 2021, compared to the same period in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

4.1

Indenture, relating to the 5 1/8% Senior Notes due 2029, dated as of May 24, 2021 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 24, 2021).

4.2

Registration Rights Agreement, dated as of May 24, 2021, by and between DISH DBS Corporation, the guarantors, Morgan Stanley & Co. LLC and Deutsche Bank Securities Inc. (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed May 24, 2021).

22*	List of Subsidiary Guarantors

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended June 30, 2021, filed on August 13, 2021, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date: August 13, 2021