Form 10-Q
period 2021-09-30
DISH DBS CORP
filed 2021-11-05
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of November 1, 2021, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

SUMMARY OF RISK FACTORS

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	With respect to our Pay-TV business, programming expenses are increasing, which may adversely affect our future financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

i

●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.
●	We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our and DISH Network’s common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets and we may make funds available to DISH Network in the form of cash distributions or loans in connection with the development of DISH Network’s wireless business.
●	Our parent, DISH Network, has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses and we have made and may make additional cash distributions to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and may incur additional debt.
●	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	Our services depend on Federal Communications Commission (“FCC”) licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, DISH Network’s stock price and investor confidence in our financial results may be adversely affected.

ii

●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, those discussed in “Management’s Narrative Analysis of Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC. All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear. Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements. The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

iii

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$1,069,071	$1,238,409
Marketable investment securities	1,376,070	132,593
Trade accounts receivable, net of allowance for credit losses of $36,000 and $43,233, respectively	620,513	626,375
Inventory	248,282	262,297
Other current assets	219,522	272,955
Total current assets	3,533,458	2,532,629

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	55,026	58,323
Property and equipment, net	1,349,176	1,564,704
FCC authorizations	611,794	611,794
Other investment securities	99,035	97,306
Operating lease assets	244,317	380,968
Other noncurrent assets, net	191,163	222,311
Total noncurrent assets	2,550,511	2,935,406
Total assets	$6,083,969	$5,468,035

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$498,356	$315,661
Deferred revenue and other	579,425	667,226
Accrued programming	1,346,905	1,388,407
Accrued interest	157,186	216,459
Other accrued expenses	609,064	625,342
Current portion of long-term debt and finance lease obligations	2,046,916	2,052,374
Total current liabilities	5,237,852	5,265,469

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	8,079,920	8,619,116
Deferred tax liabilities	496,264	514,928
Operating lease liabilities	109,856	192,624
Long-term deferred revenue and other long-term liabilities	186,521	195,903
Total long-term obligations, net of current portion	8,872,561	9,522,571
Total liabilities	14,110,413	14,788,040

Commitments and Contingencies (Note 9)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,469,482	1,463,407
Accumulated other comprehensive income (loss)	(1,218)	(805)
Accumulated earnings (deficit)	(9,494,708)	(10,782,607)
Total stockholder’s equity (deficit)	(8,026,444)	(9,320,005)
Total liabilities and stockholder’s equity (deficit)	$6,083,969	$5,468,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Service revenue	$3,151,144	$3,109,479	$9,465,241	$9,357,713
Equipment sales and other revenue	25,145	41,550	85,455	109,629
Total revenue	3,176,289	3,151,029	9,550,696	9,467,342

Costs and Expenses (exclusive of depreciation):
Cost of services	1,984,349	1,849,824	5,892,809	5,911,995
Cost of sales - equipment and other	23,982	28,366	65,159	82,840
Selling, general and administrative expenses	392,605	379,167	1,057,739	1,149,782
Depreciation and amortization	109,919	125,016	336,552	382,970
Total costs and expenses	2,510,855	2,382,373	7,352,259	7,527,587

Operating income (loss)	665,434	768,656	2,198,437	1,939,755

Other Income (Expense):
Interest income	943	652	2,751	2,614
Interest expense, net of amounts capitalized	(159,783)	(171,246)	(495,971)	(517,633)
Other, net	331	(91)	(1,464)	702
Total other income (expense)	(158,509)	(170,685)	(494,684)	(514,317)

Income (loss) before income taxes	506,925	597,971	1,703,753	1,425,438
Income tax (provision) benefit, net	(120,296)	(148,098)	(415,854)	(356,432)
Net income (loss)	$386,629	$449,873	$1,287,899	$1,069,006

Comprehensive Income (Loss):
Net income (loss)	$386,629	$449,873	$1,287,899	$1,069,006
Other comprehensive income (loss):
Foreign currency translation adjustments	(24)	(132)	(363)	(454)
Unrealized holding gains (losses) on available-for-sale debt securities	(42)	10	(50)	10
Total other comprehensive income (loss), net of tax	(66)	(122)	(413)	(444)
Comprehensive income (loss)	$386,563	$449,751	$1,287,486	$1,068,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2019	$—	$1,432,736	$(449)	$(12,366,909)	$(10,934,622)
Non-cash, stock-based compensation	—	6,953	—	—	6,953
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(11)	—	(11)
Foreign currency translation	—	—	(352)	—	(352)
Net income (loss)	—	—	—	244,153	244,153
Balance, March 31, 2020	$—	$1,439,689	$(812)	$(12,122,756)	$(10,683,879)
Non-cash, stock-based compensation	—	3,333	—	—	3,333
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	11	—	11
Foreign currency translation	—	—	30	—	30
Net income (loss)	—	—	—	374,980	374,980
Balance, June 30, 2020	$—	$1,443,022	$(771)	$(11,747,776)	$(10,305,525)
Non-cash, stock-based compensation	—	9,827	—	—	9,827
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	10	—	10
Foreign currency translation	—	—	(132)	—	(132)
Net income (loss)	—	—	—	449,873	449,873
Balance, September 30, 2020	$—	$1,452,849	$(893)	$(11,297,903)	$(9,845,947)

Balance, December 31, 2020	$—	$1,463,407	$(805)	$(10,782,607)	$(9,320,005)
Non-cash, stock-based compensation	—	7,676	—	—	7,676
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(2)	—	(2)
Foreign currency translation	—	—	(195)	—	(195)
Net income (loss)	—	—	—	424,527	424,527
Balance, March 31, 2021	$—	$1,471,083	$(1,002)	$(10,358,080)	$(8,887,999)
Non-cash, stock-based compensation	—	(8,344)	—	—	(8,344)
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(6)	—	(6)
Foreign currency translation	—	—	(144)	—	(144)
Net income (loss)	—	—	—	476,743	476,743
Balance, June 30, 2021	$—	$1,462,739	$(1,152)	$(9,881,337)	$(8,419,750)
Non-cash, stock-based compensation	—	6,743	—	—	6,743
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(42)	—	(42)
Foreign currency translation	—	—	(24)	—	(24)
Net income (loss)	—	—	—	386,629	386,629
Balance, September 30, 2021	$—	$1,469,482	$(1,218)	$(9,494,708)	$(8,026,444)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$1,287,899	$1,069,006
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	336,552	382,970
Realized and unrealized losses (gains) on investments and other	3,587	—
Non-cash, stock-based compensation expense (benefit)	6,075	20,113
Deferred tax expense (benefit)	(18,664)	45,210
Changes in allowance for credit losses	(7,233)	15,085
Other, net	25,657	142
Changes in current assets and current liabilities, net	96,750	170,372
Net cash flows from operating activities	1,730,623	1,702,898

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	(1,243,527)	(445,675)
Purchases of property and equipment	(119,435)	(233,261)
Other, net	11,079	6,221
Net cash flows from investing activities	(1,351,883)	(672,715)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(38,188)	(38,867)
Redemption and repurchases of senior notes	(2,000,000)	(1,100,000)
Proceeds from the issuance of senior notes	1,500,000	1,000,000
Early debt extinguishment costs	(3,368)	—
Debt issuance costs	(9,819)	(1,670)
Advances to/from affiliates	—	(82,415)
Net cash flows from financing activities	(551,375)	(222,952)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(172,635)	807,231
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	1,296,732	78,103
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$1,124,097	$885,334

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of September 30, 2021, we had 10.980 million Pay-TV subscribers in the United States, including 8.424 million DISH TV subscribers and 2.556 million SLING TV subscribers.

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

As of September 30, 2021 and December 31, 2020, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 4 for the fair value of our marketable investment securities.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life. During the three months ended September 30, 2021 and 2020, we capitalized $32 million and $46 million, respectively, under these programs.  The amortization expense related to these programs was $41 million and $33 million for the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, we capitalized $93 million and $128 million, respectively, under these programs.  The amortization expense related to these programs was $116 million and $89 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, we had a total of $316 million and $339 million, respectively, capitalized on our Condensed Consolidated Balance Sheets. These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Costs

We recognize advertising expense when incurred as a component of selling, general and administrative expense. Advertising expenses totaled $129 million and $107 million for the three months ended September 30, 2021 and 2020, respectively. Advertising expenses totaled $308 million and $328 million for the nine months ended September 30, 2021 and 2020, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $7 million and $6 million for the three months ended September 30, 2021 and 2020, respectively. Research and development costs totaled $21 million and $17 million for the nine months ended September 30, 2021 and 2020, respectively.

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Nine Months Ended
	September 30,
	2021	2020

	(In thousands)
Cash paid for interest	$538,050	$505,664
Cash received for interest	2,751	2,614
Cash paid for income taxes	33,287	13,673
Cash paid for income taxes to DISH Network	409,364	293,713

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

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30,	December 31,
	2021	2020

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$1,376,070	$132,593
Restricted marketable investment securities (1)	—	—
Total marketable investment securities	1,376,070	132,593

Restricted cash and cash equivalents (1)	55,026	58,323

Other investment securities:
Other investment securities	99,035	97,306
Total other investment securities	99,035	97,306

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$1,530,131	$288,222

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2021 and December 31, 2020, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

Invidi Technologies Corporation. In November 2016, we, AT&T Inc., and Cavendish Square Holding B.V., an affiliate of WPP plc, entered into a series of agreements to acquire Invidi Technologies Corporation (“Invidi”), an entity that provides proprietary software for the addressable advertising market. The transaction closed in January 2017.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$1,101,160	$63,783	$1,037,377	$—	$1,278,971	$172,025	$1,106,946	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$22,476	$22,476	$—	$—
Commercial paper	1,201,772	—	1,201,772	—	101,959	—	101,959	—
Corporate securities	173,141	—	173,141	—	8,068	—	8,068	—
Other	1,157	—	1,157	—	90	—	90	—
Total	$1,376,070	$—	$1,376,070	$—	$132,593	$22,476	$110,117	$—

As of September 30, 2021, restricted and non-restricted marketable investment securities included debt securities of $1.345 billion with contractual maturities within one year and $31 million with contractual maturities extending longer than one year through and including five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2021	2020	2021	2020

	(In thousands)
Costs related to early redemption of debt	$—	$—	$(3,587)	$—
Equity in earnings (losses) of affiliates	368	(77)	1,931	(198)
Other	(37)	(14)	192	900
Total	$331	$(91)	$(1,464)	$702

5.	Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2021	2020

	(In thousands)
Finished goods	$209,100	$226,866
Work-in-process and service repairs	17,044	25,206
Raw materials	22,138	10,225
Total inventory	$248,282	$262,297

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	September 30,	December 31,
	(In Years)	2021	2020

		(In thousands)
Equipment leased to customers	2-5	$1,577,182	$1,719,778
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements	15	398,107	398,107
Furniture, fixtures, equipment and other	2-20	1,950,597	1,969,107
Buildings and improvements	5-40	297,191	301,037
Land	-	12,505	13,186
Construction in progress	-	36,203	51,800
Total property and equipment		4,960,698	5,141,928
Accumulated depreciation		(3,611,522)	(3,577,224)
Property and equipment, net		$1,349,176	$1,564,704

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Equipment leased to customers	$60,616	$71,551	$188,405	$220,722
Satellites	23,797	23,796	71,390	71,389
Buildings, furniture, fixtures, equipment and other	25,506	29,669	76,757	90,859
Total depreciation and amortization	$109,919	$125,016	$336,552	$382,970

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of September 30, 2021, our pay-TV satellite fleet consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A

Leased from EchoStar:
EchoStar IX	August 2003	121	Month to month

Leased from DISH Network (1):
EchoStar X	February 2006	110	February 2022
EchoStar XI	July 2008	110	September 2022
EchoStar XIV	March 2010	119	February 2023
EchoStar XVI	November 2012	61.5	January 2023
Nimiq 5	September 2009	72.7	September 2022
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2022

(1)	See Note 13 for further information on our Related Party Transactions with DISH Network.

7.	Leases

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Operating lease cost	$57,282	$61,750	$174,987	$185,273

Short-term lease cost (1)	6,609	3,148	17,445	9,548

Finance lease cost:
Amortization of right-of-use assets	12,374	12,374	37,122	37,122
Interest on lease liabilities	3,138	4,270	10,282	13,602
Total finance lease cost	15,512	16,644	47,404	50,724
Total lease costs	$79,403	$81,542	$239,836	$245,545

(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended
	September 30,
	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$171,678	$186,059
Operating cash flows from finance leases	$10,035	$13,602
Financing cash flows from finance leases	$38,188	$35,234

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,377	$32,863
Finance leases	$—	$—

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	September 30,	December 31,
	2021	2020

	(In thousands)
Operating Leases:
Operating lease assets	$244,317	$380,968

Other current liabilities	$136,386	$186,967
Operating lease liabilities	109,856	192,624
Total operating lease liabilities	$246,242	$379,591

Finance Leases:
Property and equipment, gross	$398,875	$398,875
Accumulated depreciation	(288,195)	(251,073)
Property and equipment, net	$110,680	$147,802

Other current liabilities	$44,362	$49,820
Other long-term liabilities	78,059	110,789
Total finance lease liabilities	$122,421	$160,609

Weighted Average Remaining Lease Term:
Operating leases	3.0 years	2.9 years
Finance leases	2.8 years	3.3 years

Weighted Average Discount Rate:
Operating leases	8.3%	8.7%
Finance leases	9.8%	9.6%

Maturities of lease liabilities as of September 30, 2021 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2021 (remaining three months)	$41,321	$14,390	$55,711
2022	141,774	50,227	192,001
2023	35,591	42,862	78,453
2024	16,148	32,147	48,295
2025	9,278	—	9,278
Thereafter	35,907	—	35,907
Total lease payments	280,019	139,626	419,645
Less: Imputed interest	(33,777)	(17,205)	(50,982)
Total	246,242	122,421	368,663
Less: Current portion	(136,386)	(44,362)	(180,748)
Long-term portion of lease obligations	$109,856	$78,059	$187,915

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.	Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
6 3/4% Senior Notes due 2021 (1)	$—	$—	$2,000,000	$2,047,260
5 7/8% Senior Notes due 2022 (2)	2,000,000	2,063,900	2,000,000	2,095,820
5% Senior Notes due 2023	1,500,000	1,558,860	1,500,000	1,566,300
5 7/8% Senior Notes due 2024	2,000,000	2,157,200	2,000,000	2,099,580
7 3/4% Senior Notes due 2026	2,000,000	2,264,720	2,000,000	2,236,520
7 3/8% Senior Notes due 2028	1,000,000	1,067,980	1,000,000	1,070,130
5 1/8% Senior Notes due 2029	1,500,000	1,472,880	—	—
Other notes payable	23,565	23,565	23,565	23,565
Subtotal	10,023,565	$10,609,105	10,523,565	$11,139,175
Unamortized deferred financing costs and debt discounts, net	(19,150)		(12,684)
Finance lease obligations (3)	122,421		160,609
Total long-term debt and finance lease obligations (including current portion)	$10,126,836		$10,671,490

(1)	As of June 1, 2021, we had repurchased or redeemed the principal balance of our 6 3/4% Senior Notes due 2021.
(2)	Our 5 7/8% Senior Notes due 2022 mature on July 15, 2022 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2021.
(3)	Disclosure regarding fair value of finance leases is not required.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In addition, as DISH Network completes its 5G Network Deployment, DISH Network will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and wireless network infrastructure. DISH Network may also determine that additional wireless spectrum licenses may be required to complete its 5G Network Deployment and to compete with other wireless service providers. For example, on July 21, 2021, DISH Network filed an application with the FCC to participate as a potential bidder in the wireless spectrum auction for the Flexible-Use Service Licenses in the 3.45–3.55 GHz band (“Auction 110”).  On September 17, 2021, the FCC announced that DISH Network and 32 other applicants were qualified to participate in Auction 110. The auction commenced on October 5, 2021. The FCC determined that bidding in this auction will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposit or its bids. In addition, FCC rules restrict information that bidders may disclose about their participation in the auction.

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

In connection with the Boost Mobile Acquisition, DISH Network and T-Mobile entered into a transition services agreement under which DISH Network will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by T-Mobile to DISH Network (the “MNSA”), an option agreement entitling DISH Network to acquire certain decommissioned cell sites and retail stores of T-Mobile (the “Option Agreement”) and an agreement under which DISH Network would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”).  See Note 5 “Acquisitions – Boost Mobile Acquisition” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 for further information on the Transaction Agreements.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 11 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

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

See Note 11 “Commitments and Contingencies – Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 for further information.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

American Patents

On November 23, 2020, American Patents LLC, filed a complaint against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C., and a third party, Arcadyan Technology Corporation in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of United States Patent No. 7,088,782 (the “782 patent”), entitled “Time and Frequency Synchronization In Multi-Input and Multi-Output (MIMO) Systems”; United States Patent No. 7,310,304 (the “304 patent”), entitled “Estimating Channel Parameters in Multi-Input, Multi-Output (MIMO) Systems”; United States Patent No. 7,706,458 (the “458 patent”), entitled “Time And Frequency Synchronization in Multi-Input, Multi-Output (MIMO) Systems”; and United States Patent No. 6,847,803 (the “803 patent”), entitled “Method for Reducing Interference in a Receiver.” The four patents are asserted against wireless 802.11 standard-compliant devices. The matter was dismissed with prejudice on September 16, 2021. This matter is now concluded.

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

On July 10, 2020, July 20, 2020, July 24, 2020 and July 31, 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of, respectively, the 026 patent, the 791 patent, the 269 patent and the 388 patent. On January 21, 2021, the United States Patent and Trademark Office agreed to institute proceedings on one of the petitions challenging the 026 patent; on January 27, 2021, it agreed to institute proceedings on one of the petitions challenging the 269 patent; on February 4, 2021, it agreed to institute proceedings on one of the petitions challenging the 791 patent; and on February 12, 2021, it agreed to institute proceedings on one of the petitions challenging the 388 patent. Pursuant to an agreement between the parties, on August 13, 2021, Broadband iTV dismissed its claims related to the 269 patent and DISH Network L.L.C. dismissed its petition challenging the validity of the 269 patent. The United States Patent and Trademark Office heard oral argument on the three remaining petitions on November 1, 2021.

On October 21, 2021, the United States Court of Appeals for the Federal Circuit granted DISH Network L.L.C.’s emergency appeal to have the case moved to the United States District Court for the District of Colorado. As a result, the trial scheduled for November 15, 2021 in the United States District Court for the Western District of Texas will not go forward. Broadband iTV’s damages expert contends that Broadband iTV is entitled to $162 million in damages.

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

City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust

On July 2, 2019, a putative class action lawsuit was filed by a purported EchoStar stockholder in the District Court of Clark County, Nevada under the caption City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust (“City of Hallandale”) v. Ergen, et al., Case No. A-19-797799-B. The lawsuit named as defendants Mr. Ergen, the other members of the EchoStar Board, as well as EchoStar, certain of its officers, DISH Network and certain of DISH Network’s and EchoStar’s affiliates. Plaintiff alleges, among other things, breach of fiduciary duties in approving the transactions contemplated under the Master Transaction Agreement for inadequate consideration and pursuant to an unfair and conflicted process, and that EchoStar, DISH Network and certain other defendants aided and abetted such breaches. In the operative First Amended Complaint, filed on October 11, 2019, the plaintiff dropped as defendants the EchoStar board members other than Mr. Ergen. The Court granted, in part, the plaintiff’s motion for class certification on January 15, 2021. The trial of this matter is scheduled to start sometime during the five-week “stack” beginning September 7, 2021. See Note 14 “Related Party Transactions” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 for further information on the Master Transaction Agreement. Plaintiff seeks equitable relief, including the issuance of additional DISH Network Class A common stock, monetary relief and other costs and disbursements, including attorneys’ fees.

The parties have entered into a global settlement agreement, subject to court approval. The parties’ joint motion for preliminary approval has been approved and the final approval hearing has been scheduled for December 9, 2021.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In a First Amended Complaint filed on August 6, 2018, Contemporary added our wholly-owned subsidiary DISH Network L.L.C. as a defendant. In a Second Amended Complaint filed on October 9, 2018, Contemporary named only our wholly-owned subsidiary DISH Network L.L.C. as a defendant and dropped certain indirect infringement allegations. On June 10, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 842 patent, the 903 patent, the 643 patent and the 997 patent. On December 13, 2019 and January 7, 2020, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions. Following Contemporary’s decision not to file Patent Owner Responses to DISH Network L.L.C.’s petitions on the 842 patent and the 903 patent, on April 24, 2020, the United States Patent and Trademark Office entered judgments granting those petitions and canceling the challenged claims of those patents. On November 25, 2020 and December 18, 2020, respectively, the United States Patent and Trademark Office issued final written decisions invalidating all challenged claims of, respectively, the 643 patent and the 997 patent. On February 12, 2021, Contemporary Display noticed an appeal to the United States Court of Appeals for the Federal Circuit challenging the final written decision as to the 997 patent, and briefing is under way. On July 11, 2019, the Court entered an order staying the case pending resolution of the petitions. On January 31, 2020, pursuant to the parties’ joint motion, the Court dismissed all claims arising from the 202 patent, and extended its stay of the litigation pending non-appealable determinations on all of the petitions before the United States Patent and Trademark Office.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Pursuant to an agreement between the parties, on December 20, 2017, DISH Network L.L.C. dismissed its petitions challenging the 029 patent in the United States Patent and Trademark Office, and on January 9, 2018, the parties dismissed their claims, counterclaims and defenses as to that patent in the litigation. On March 5, 2018, the United States Patent and Trademark Office conducted a trial on the remaining petitions. On June 11, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 090 patent and it invalidated all of the asserted claims. On July 25, 2018, the United States Patent and Trademark Office issued final written decisions on DISH Network L.L.C.’s petitions challenging the 437 patent and the 494 patent and it invalidated all of the asserted claims. Customedia appealed its losses. The Court of Appeals for the Federal Circuit heard oral argument on November 6, 2019 on the appeal involving the 437 patent, and summarily affirmed the patent’s invalidity on November 8, 2019. On January 7, 2020, Customedia petitioned the Court of Appeals for rehearing or rehearing en banc, raising issues about the constitutionality of the appointment of the administrative patent judges that heard the petition before the United States Patent and Trademark Office, but the Court of Appeals denied rehearing on March 5, 2020. On July 31, 2020, Customedia filed a petition with the United States Supreme Court asking it to hear a further appeal, but its petition was denied on October 13, 2020. On November 6, 2020, it filed a petition for rehearing on the United States Supreme Court’s decision not to hear a further appeal, but on November 17, 2020, the Supreme Court rejected that petition.

The Court of Appeals heard oral argument on the appeal involving the 090 patent and the 494 patent on December 3, 2019, and affirmed those patents’ invalidity on March 6, 2020. On May 5, 2020, Customedia filed petitions in the Federal Circuit for rehearing and rehearing en banc, but those petitions were denied on June 9, 2020. On November 6, 2020, Customedia served a petition to the United States Supreme Court asking it to hear a further appeal. On June 16, 2021, the United States Patent and Trademark Office issued a certificate cancelling the challenged claims of the 437 patent and, on July 9, 2021, it issued certificates cancelling the challenged claims of the 090 and 494 patents. The litigation in the District Court has been stayed since August 8, 2017 pending resolution of the proceedings at the United States Patent and Trademark Office.

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

On July 30, 2021, the District Court granted summary judgment in favor of DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C., holding that the remaining asserted patent, the 610 patent, is invalid because it claims patent-ineligible abstract subject matter. Realtime Adaptive Streaming has filed a notice of appeal from that ruling. Independently, on September 21, 2021, in connection with an ex parte reexamination of the validity of the 610 patent, the United States Patent and Trademark Office issued a final office action rejecting each asserted claim of the 610 patent.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Scenic Licensing LLC

On October 27, 2021, Scenic Licensing LLC filed a complaint against our wholly-owned subsidiary Sling Media L.L.C. in the United States District Court for the District of Delaware. The complaint alleges that the Sling Studio product infringes U.S. Patent No. 8,677,420 (the “420 patent”), entitled “Personal monitoring and information apparatus.”

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

Sound View Innovations, LLC

On December 30, 2019, Sound View Innovations, LLC filed one complaint against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. and a second complaint against our wholly-owned subsidiary Sling TV L.L.C. in the United States District Court for the District of Colorado. The complaint against DISH Network L.L.C. and DISH Technologies L.L.C. alleges infringement of United States Patent No 6,502,133 (the “133 patent”), entitled “Real-Time Event Processing System with Analysis Engine Using Recovery Information” and both complaints allege infringement of United States Patent No. 6,708,213 (the “213 patent), entitled “Method for Streaming Multimedia Information Over Public Networks”; United States Patent No. 6,757,796 (the “796 patent”), entitled “Method and System for Caching Streaming Live Broadcasts transmitted Over a Network”; and United States Patent No. 6,725,456 (the “456 patent”), entitled “Methods and Apparatus for Ensuring Quality of Service in an Operating System.” All but the 133 patent are also asserted in the complaint against Sling TV L.L.C.

On May 21, 2020, June 3, 2020, June 5, 2020 and July 10, 2020, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of, respectively, the 213 patent, the 133 patent, the 456 patent and the 796 patent. On November 25, 2020, the United States Patent and Trademark Office declined to review the validity of the 213 patent, and on December 18, 2020, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a request for rehearing of that decision, which was denied on September 29, 2021. On January 19, 2021, the United States Patent and Trademark Office agreed to institute proceedings on the 456 patent but declined to review the 133 patent. On February 24, 2021, the United States Patent and Trademark Office agreed to institute proceedings on the 796 patent. On January 26, 2021, the District Court agreed to stay the case pending the outcome of the petitions to the United States Patent and Trademark Office.

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

On June 25, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 005 patent. On July 19, 2019 and July 22, 2019, respectively, Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all asserted claims of the 273 patent and the 609 patent. On August 12, 2019, Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of all of the asserted claims of the 118 patent. On October 18, 2019, pursuant to a stipulation of the parties, the Court entered a stay of the trial proceedings. On January 9, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 005 patent. On January 15, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 273 patent. On February 4, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 609 patent. On February 25, 2020, the United States Patent and Trademark Office declined to institute proceedings on the petition challenging the 118 patent. On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent, Sling TV L.L.C. filed a notice of appeal from that decision to the United States Court of Appeals for the Federal Circuit, and oral argument on that appeal was heard on November 2, 2021. On January 5, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 005 patent. On January 19, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 609 patent (and a second final written decision invalidating all challenged claims of the 609 patent based on a third party’s petition).

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

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that was filed by Vermont National Telephone Company (“Vermont National”) against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of DISH Network’s board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties. The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action. The complaint is a civil action that was filed under seal on May 13, 2015 by Vermont National, which participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See Note 11 “Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 for further information.

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

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2021	2020	2021	2020

	(In thousands)
United States	$3,166,822	$3,139,811	$9,525,620	$9,442,107
Canada and Mexico	9,467	11,218	25,076	25,235
Total revenue	$3,176,289	$3,151,029	$9,550,696	$9,467,342

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Category:	2021	2020	2021	2020

	(In thousands)
Pay-TV subscriber and related revenue	$3,151,144	$3,109,479	$9,465,241	$9,357,713
Equipment sales and other revenue	25,145	41,550	85,455	109,629
Total	$3,176,289	$3,151,029	$9,550,696	$9,467,342

12.	Contract Balances

Our valuation and qualifying accounts as of September 30, 2021 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the nine months ended September 30, 2021	$43,233	$32,224	$(39,457)	$36,000

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

	As of
	September 30,	December 31,
	2021	2020

	(In thousands)
Contract liabilities	$556,895	$593,797

Our beginning of period contract liability recorded as customer contract revenue during 2021 was $586 million.

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

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses. Pursuant to the Master Transaction Agreement, among other things, EchoStar transferred to DISH Network certain assets and liabilities of its EchoStar Satellite Services segment. In connection with the Share Exchange and the Master Transaction Agreement, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  In addition, certain agreements that we had with EchoStar have terminated, and we entered into certain new agreements with EchoStar. We also may enter into additional agreements with EchoStar in the future. As of September 30, 2021 and December 31, 2020 and during the three and nine months ended September 30, 2021 and 2020, none of these agreements with EchoStar had a material impact on our financial condition or our results of operations.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Cost of services”

During each of the three months ended September 30, 2021 and 2020, we incurred expenses of $56 million for satellite capacity leased from DISH Network and telemetry, tracking and control (“TT&C”) and other professional services provided to us by DISH Network. During each of the nine months ended September 30, 2021 and 2020, we incurred expenses of $168 million for satellite capacity leased from DISH Network and TT&C and other professional services provided to us by DISH Network. As a result of the Master Transaction Agreement, DISH Network is now a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Under the terms of the DISH Nimiq 5 Agreement, we made certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continued through the service term, which expired ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we had the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Pursuant to the Master Transaction Agreement, on September 10, 2019, the Telesat Transponder Agreement was transferred to DISH Network and we began receiving transponder services on the Nimiq 5 satellite from a wholly-owned subsidiary of DISH Network as of the same date. We have exercised our option to renew for a one-year period through September 2021. The Nimiq 5 satellite lease has been accounted for as a finance lease since September 2019. Accordingly, expenses related to this lease are no longer recorded in “Cost of services,” but rather in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During each of the three months ended September 30, 2021 and 2020, we recorded $9 million of “Depreciation and amortization expense” and $3 million of “Interest expense, net of amounts capitalized” related to Nimiq 5. During the nine months ended September 30, 2021 and 2020, we recorded $26 million and $26 million, respectively, of “Depreciation and amortization expense” and $9 million and $11 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5.

QuetzSat-1 Lease Agreement. During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provided, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite (“SES Transponder Agreement”). During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we received service from EchoStar on 24 DBS transponders. QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree orbital location. In January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013.

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

EchoStar XVIII Satellite. The EchoStar XVIII satellite was launched on June 18, 2016 and became operational as an in-orbit spare at the 61.5 degree orbital location during the third quarter of 2016, at which time we began leasing it from a wholly-owned subsidiary of DISH Network. On May 14, 2019, we and DOLLC II entered into an agreement to sell our interests in the LMDS and MVDDS licenses in exchange for the EchoStar XVIII satellite.

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

“Selling, general and administrative expenses”

During each of the three months ended September 30, 2021 and 2020, we incurred $2 million for selling, general and administrative expenses for services provided to us by DISH Network. During each of the nine months ended September 30, 2021 and 2020, we incurred $5 million and $6 million, respectively, for selling, general and administrative expenses for services provided to us by DISH Network. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. On September 10, 2019, in connection with the Master Transaction Agreement, we began leasing office space owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. The term of each lease is set forth below:

●	Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado originally from EchoStar to us was for a period ending on December 31, 2018. In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019. Pursuant to the Master Transaction Agreement, on September 10, 2019, this lease was transferred to DISH Network and we began leasing all of 5701 S. Santa Fe Dr. in Littleton, Colorado from a wholly-owned subsidiary of DISH Network as of the same date. In December 2020, we and DISH Network amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2021.

●	Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031. In connection with the completion of the Share Exchange, EchoStar transferred ownership of a portion of this property to DISH Network, and, effective March 1, 2017, DISH Network and EchoStar amended this lease agreement to (i) terminate the lease of certain space at the portion of the property that was transferred to DISH Network and (ii) provide for the continued lease to us of certain space at the portion of the property that EchoStar retained. Pursuant to the Master Transaction Agreement, the portion of the property EchoStar retained was transferred to DISH Network, and on September 10, 2019, this lease was transferred to DISH Network and we began leasing certain space from a wholly-owned subsidiary of DISH Network as of the same date.

Other Agreements – DISH Network

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations. During the three months ended September 30, 2021 and 2020, the costs associated with these services was $26 million and $16 million, respectively. During the nine months ended September 30, 2021 and 2020, the costs associated with these services was $66 million and $55 million, respectively.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$11,451	$14,073	$35,124	$41,424

	As of
	September 30,	December 31,
	2021	2020

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$7,588	$9,038
Commitments to NagraStar	$5,980	$3,260

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Sales:
Uplink services	$1,255	$1,207	$3,700	$3,876

	As of
	September 30,	December 31,
	2021	2020

	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$2,425	$3,343

14. Subsequent Events

Subsequent to September 30, 2021, we sold certain assets and equity interests to DISH Network at fair value for approximately $65 million, which will be accounted for as entities under common control. Cash was received during the fourth quarter of 2021.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide pandemic.  COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations and could materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our subscribers are impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups and, in some areas, to refrain from non-essential movements outside of their homes. While certain government regulations and/or mandates have eased, or are expected to ease in 2021 and COVID-19 vaccines have become broadly available in certain areas, governmental authorities are continuing to monitor the situation and take various actions in an effort to slow or prevent an increase in the spread of COVID-19. COVID-19 continues to impact our business during 2021, in particular in the following areas:

●	In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees. We have implemented increased health and safety practices including, increased use of personal protective equipment for employees to protect them and our subscribers, and temperature checks at certain locations.

●	Our DISH TV business has been and may be further impacted by: (i) government recommendations and/or mandates for commercial establishments to operate at reduced capacity; and (ii) reduced in person selling opportunities due to subscriber preferences and actions as well as government restrictions.

●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Moreover, the recent surges in COVID-19 cases in areas outside the United States and the stringent lockdowns implemented in response to such surges are causing interruptions and/or delays that are adversely impacting our business. In addition, during 2021 there have been worldwide interruptions and delays in the supply of electronic components including semi-conductors, which have negatively impacted our ability to obtain set-top boxes. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays. These interruptions and/or delays in our supply chain could have a material adverse effect on our business.

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

Pay-TV

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of September 30, 2021, we had 10.980 million Pay-TV subscribers in the United States, including 8.424 million DISH TV subscribers and 2.556 million SLING TV subscribers. We promote our Pay-TV services as providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national and regional cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, and SLING Latino video programming services.

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

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire. In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. On October 6, 2021, Tegna Inc. (“Tegna”) removed its channels from our DISH TV programming lineup in 53 markets, after we and Tegna were unable to negotiate the terms and conditions of a new programming carriage contract. As a result, there can be no assurance that the removal of these or other channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. In addition, we cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate resulting from additional programming interruptions or threatened programming interruptions that may occur in the future. As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

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

Our 6 3/4% Senior Notes due 2021 with an aggregate principal balance of $2.0 billion were repurchased or redeemed as of June 1, 2021.

Our 5 7/8% Senior Notes due 2022 with an aggregate principal balance of $2.0 billion mature on July 15, 2022. We expect to fund this obligation from cash and marketable investment securities balances at that time.  But, depending on market conditions, we may refinance this obligation in whole or in part.

Future Liquidity

We have made cash distributions to partially finance the development of DISH Network’s 5G Network Deployment and retail wireless business to date and may make additional funds available to DISH Network in the form of cash distributions or loans to finance, in whole or in part, DISH Network’s future efforts. We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions. See Note 9 in the Notes to the Condensed Consolidated Financial Statements for further information.

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income (loss)” plus “Interest expense, net of amounts capitalized” and net of “Interest income,” “Income tax (provision) benefit, net” and “Depreciation and amortization.” This “non-GAAP measure” is reconciled to “Net income (loss)” in our discussion of “Results of Operations” below.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,151,144	$3,109,479	$41,665	1.3
Equipment sales and other revenue	25,145	41,550	(16,405)	(39.5)
Total revenue	3,176,289	3,151,029	25,260	0.8

Costs and Expenses:
Cost of services	1,984,349	1,849,824	134,525	7.3
% of Service revenue	63.0%	59.5%
Cost of sales - equipment and other	23,982	28,366	(4,384)	(15.5)
Selling, general and administrative expenses	392,605	379,167	13,438	3.5
% of Total revenue	12.4%	12.0%
Depreciation and amortization	109,919	125,016	(15,097)	(12.1)
Total costs and expenses	2,510,855	2,382,373	128,482	5.4

Operating income (loss)	665,434	768,656	(103,222)	(13.4)

Other Income (Expense):
Interest income	943	652	291	44.6
Interest expense, net of amounts capitalized	(159,783)	(171,246)	11,463	6.7
Other, net	331	(91)	422	*
Total other income (expense)	(158,509)	(170,685)	12,176	7.1

Income (loss) before income taxes	506,925	597,971	(91,046)	(15.2)
Income tax (provision) benefit, net	(120,296)	(148,098)	27,802	18.8
Effective tax rate	23.7%	24.8%
Net income (loss)	$386,629	$449,873	$(63,244)	(14.1)

Other Data:
Pay-TV subscribers, as of period end (in millions) **	10.980	11.423	(0.443)	(3.9)
DISH TV subscribers, as of period end (in millions) **	8.424	8.965	(0.541)	(6.0)
SLING TV subscribers, as of period end (in millions)	2.556	2.458	0.098	4.0
Pay-TV subscriber additions (losses), net (in millions)	(0.013)	0.116	(0.129)	*
DISH TV subscriber additions (losses), net (in millions)	(0.130)	(0.087)	(0.043)	(49.4)
SLING TV subscriber additions (losses), net (in millions)	0.117	0.203	(0.086)	(42.4)
Pay-TV ARPU	$96.31	$91.79	$4.52	4.9
DISH TV subscriber additions, gross (in millions)	0.224	0.292	(0.068)	(23.3)
DISH TV churn rate	1.39%	1.41%	(0.02)%	(1.4)
DISH TV SAC	$824	$864	$(40)	(4.6)
EBITDA	$775,684	$893,581	$(117,897)	(13.2)
OIBDA	$775,353	$893,672	$(118,319)	(13.2)

* Percentage is not meaningful.

**During the first quarter of 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the second, third and fourth quarters of 2020, 45,000, 35,000 and zero, respectively, of these subscribers came off pause or had temporary rate relief end and were added to our Pay-TV subscriber count during the periods they returned in 2020, and 17,000, 5,000 and 47,000, respectively, of these subscribers disconnected. During the three months ended March 31, 2021, the remaining commercial accounts representing 101,000 subscribers disconnected. The effect of the removal of the 250,000 subscribers, the addition of these 80,000 subscribers and disconnect of 170,000 subscribers was excluded from the calculation of our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate.  See “Results of Operations – Pay-TV subscribers” for further information.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 130,000 net DISH TV subscribers during the three months ended September 30, 2021 compared to the loss of approximately 87,000 net DISH TV subscribers during the same period in 2020. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations, partially offset by a lower DISH TV churn rate.

SLING TV subscribers. We added approximately 117,000 net SLING TV subscribers during the three months ended September 30, 2021 compared to the addition of approximately 203,000 net SLING TV subscribers during the same period in 2020. The decrease in net SLING TV subscriber additions was primarily related to higher subscriber disconnects, partially offset by higher Sling TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers. The three months ended September 30, 2020 was negatively impacted by delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the three months ended September 30, 2021, we activated approximately 224,000 gross new DISH TV subscribers compared to approximately 292,000 gross new DISH TV subscribers during the same period in 2020, a decrease of 23.3%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, direct-to-consumer offerings by certain of our programmers, and channel removals. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers. Furthermore, we continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing.

DISH TV churn rate. Our DISH TV churn rate for the three months ended September 30, 2021 was 1.39% compared to 1.41% for the same period in 2020. Our DISH TV churn rate for the three months ended September 30, 2021 continues to be positively impacted by COVID-19 and the resulting increased consumption of our Pay-TV services. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. Our DISH TV churn rate was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments were ordered to and in certain cases continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which were no longer open to the public, we paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter of 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or for which we anticipate the account to disconnect due to COVID-19. During the second, third and fourth quarters of 2020, 45,000, 35,000 and zero, respectively, of these subscribers came off pause or had temporary rate relief end and 17,000, 5,000 and 47,000, respectively, of these subscribers disconnected. We did not incur any significant expenses in connection with the return of the 80,000 commercial accounts and accordingly, those commercial accounts were added to our ending subscriber count during the periods they returned in 2020 and were not recorded as gross new Pay-TV subscriber activations. During the first quarter of 2021, the remaining commercial accounts representing 101,000 subscribers disconnected.

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

Service revenue. “Service revenue” totaled $3.151 billion for the three months ended September 30, 2021, an increase of $42 million or 1.3% compared to the same period in 2020. The increase in “Service revenue” compared to the same period in 2020 was primarily related to an increase in Pay-TV ARPU, discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $96.31 during the three months ended September 30, 2021 versus $91.79 during the same period in 2020. The $4.52 or 4.9% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter of 2021 and 2020, the SLING TV programming package price increases in the first quarter of 2021 and 2020, partially offset by an increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base had a negative impact on Pay-TV ARPU.

Cost of services. “Cost of services” totaled $1.984 billion during the three months ended September 30, 2021, an increase of $135 million or 7.3% compared to the same period in 2020. The increase in “Cost of services” was primarily attributable to higher programming costs per subscriber, partially offset by a lower average Pay-TV subscriber base. Programming costs per subscriber increased during the three months ended September 30, 2021 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Furthermore, programming costs per subscriber were lower during the three months ended September 30, 2020 due to multiple one-time programming adjustments. “Cost of services” represented 63.0% and 59.5% of “Service revenue” during the three months ended September 30, 2021 and 2020, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $393 million during the three months ended September 30, 2021, a $13 million or 3.5% increase compared to the same period in 2020. This change was primarily driven by an increase costs to support Pay-TV.

DISH TV SAC. DISH TV SAC was $824 during the three months ended September 30, 2021 compared to $864 during the same period in 2020, a decrease of $40 or 4.6%. This change was primarily attributable to a decrease in hardware costs per activation and higher commercial additions compared to the same period in 2020, partially offset by an increase in advertising costs per subscriber.  The decrease in hardware costs per activation primarily resulted from lower average costs per receiver and a higher percentage of remanufactured receivers being activated on new subscriber accounts. Commercial activations historically have lower DISH TV SAC than residential activations, and therefore the increase in commercial activations have a positive impact on DISH TV SAC.

During the three months ended September 30, 2021 and 2020, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $16 million and $49 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Income tax (provision) benefit, net. Our income tax provision was $120 million during the three months ended September 30, 2021, a decrease of $28 million compared to the same period in 2020. The decrease in the provision was primarily related to a decrease in “Income (loss) before income taxes” and a decrease in our effective tax rate.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Service revenue	$9,465,241	$9,357,713	$107,528	1.1
Equipment sales and other revenue	85,455	109,629	(24,174)	(22.1)
Total revenue	9,550,696	9,467,342	83,354	0.9

Costs and Expenses:
Cost of services	5,892,809	5,911,995	(19,186)	(0.3)
% of Service revenue	62.3%	63.2%
Cost of sales - equipment and other	65,159	82,840	(17,681)	(21.3)
Selling, general and administrative expenses	1,057,739	1,149,782	(92,043)	(8.0)
% of Total revenue	11.1%	12.1%
Depreciation and amortization	336,552	382,970	(46,418)	(12.1)
Total costs and expenses	7,352,259	7,527,587	(175,328)	(2.3)

Operating income (loss)	2,198,437	1,939,755	258,682	13.3

Other Income (Expense):
Interest income	2,751	2,614	137	5.2
Interest expense, net of amounts capitalized	(495,971)	(517,633)	21,662	4.2
Other, net	(1,464)	702	(2,166)	*
Total other income (expense)	(494,684)	(514,317)	19,633	3.8

Income (loss) before income taxes	1,703,753	1,425,438	278,315	19.5
Income tax (provision) benefit, net	(415,854)	(356,432)	(59,422)	(16.7)
Effective tax rate	24.4%	25.0%
Net income (loss)	$1,287,899	$1,069,006	$218,893	20.5

Other Data:
Pay-TV subscribers, as of period end (in millions) **	10.980	11.423	(0.443)	(3.9)
DISH TV subscribers, as of period end (in millions) **	8.424	8.965	(0.541)	(6.0)
SLING TV subscribers, as of period end (in millions)	2.556	2.458	0.098	4.0
Pay-TV subscriber additions (losses), net (in millions)	(0.310)	(0.393)	0.083	21.1
DISH TV subscriber additions (losses), net (in millions)	(0.392)	(0.259)	(0.133)	(51.4)
SLING TV subscriber additions (losses), net (in millions)	0.082	(0.134)	0.216	*
Pay-TV ARPU	$95.41	$90.88	$4.53	5.0
DISH TV subscriber additions, gross (in millions)	0.635	0.859	(0.224)	(26.1)
DISH TV churn rate	1.32%	1.36%	(0.04)%	(2.9)
DISH TV SAC	$834	$854	$(20)	(2.3)
EBITDA	$2,533,525	$2,323,427	$210,098	9.0
OIBDA	$2,534,989	$2,322,725	$212,264	9.1

* Percentage is not meaningful.

**During the first quarter of 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending Pay-TV subscriber count.  During the second, third and fourth quarters of 2020, 45,000, 35,000 and zero, respectively, of these subscribers came off pause or had temporary rate relief end and were added to our Pay-TV subscriber count during the periods they returned in 2020, and 17,000, 5,000 and 47,000, respectively, of these subscribers disconnected. During the three months ended March 31, 2021, the remaining commercial accounts representing 101,000 subscribers disconnected. The effect of the removal of the 250,000 subscribers, the addition of these 80,000 subscribers and disconnect of 170,000 subscribers was excluded from the calculation of our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions/losses and Pay-TV churn rate.  See “Results of Operations – Pay-TV subscribers” for further information.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 392,000 net DISH TV subscribers during the nine months ended September 30, 2021 compared to the loss of approximately 259,000 net DISH TV subscribers during the same period in 2020. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations, offset by a lower DISH TV churn rate.

SLING TV subscribers. We added approximately 82,000 net SLING TV subscribers during the nine months ended September 30, 2021 compared to the loss of approximately 134,000 net SLING TV subscribers during the same period in 2020. The increase in net SLING TV subscribers was primarily related to higher SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers. The nine months ended September 30, 2020 was negatively impacted by delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the nine months ended September 30, 2021, we activated approximately 635,000 gross new DISH TV subscribers compared to approximately 859,000 gross new DISH TV subscribers during the same period in 2020, a decrease of 26.1%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, direct-to-consumer offerings by certain of our programmers, and channel removals. In addition, our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers. Furthermore, we continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing.

DISH TV churn rate. Our DISH TV churn rate for the nine months ended September 30, 2021 was 1.32% compared to 1.36% for the same period in 2020. This decrease primarily resulted from the impact of COVID-19 beginning in the second quarter of 2020, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. In addition, COVID-19 had an impact on competitive pressures due to, among other things, a reduction in customers’ willingness to allow competitors’ technicians into their homes. We continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. Our DISH TV churn rate was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments were ordered to and in certain cases continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which were no longer open to the public, we paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one Pay-TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count. During the first quarter of 2020, we removed 250,000 subscribers from our ending Pay-TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or for which we anticipate the account to disconnect due to COVID-19. During the second, third and fourth quarters of 2020, 45,000, 35,000 and zero, respectively, of these subscribers came off pause or had temporary rate relief end and 17,000, 5,000 and 47,000, respectively, of these subscribers disconnected. We did not incur any significant expenses in connection with the return of the 80,000 commercial accounts and accordingly, those commercial accounts were added to our ending subscriber count during the periods they returned in 2020 and were not recorded as gross new Pay-TV subscriber activations. During the first quarter of 2021, the remaining commercial accounts representing 101,000 subscribers disconnected.

Service revenue. “Service revenue” totaled $9.465 billion for the nine months ended September 30, 2021, an increase of $108 million or 1.1% compared to the same period in 2020. The increase in “Service revenue” compared to the same period in 2020 was primarily related to an increase in Pay-TV ARPU, discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $95.41 during the nine months ended September 30, 2021 versus $90.88 during the same period in 2020. The $4.53 or 5.0% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases in the first quarter of 2021 and 2020, and the SLING TV programming package price increases in the first quarter of 2021 and 2020, partially offset by an increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base had a negative impact on Pay-TV ARPU.

Cost of services. “Cost of services” totaled $5.893 billion during the nine months ended September 30, 2021, a decrease of $19 million or 0.3% compared to the same period in 2020. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. Variable and retention costs per subscriber decreased due to, among other things, increased operational efficiencies, including a focused set of staffing reductions in 2020. Programming costs per subscriber increased during the nine months ended September 30, 2021 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Furthermore, programming costs per subscriber were lower during the three months ended September 30, 2020 due to multiple one-time programming adjustments. “Cost of services” represented 62.3% and 63.2% of “Service revenue” during the nine months ended September 30, 2021 and 2020, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.058 billion during the nine months ended September 30, 2021, a $92 million or 8.0% decrease compared to the same period in 2020. This change was primarily driven by a decrease in subscriber acquisition costs resulting from reduced marketing expenditures and fewer gross new DISH TV subscriber activations, and by cost cutting initiatives, including a focused set of staffing reductions in 2020.

DISH TV SAC. DISH TV SAC was $834 during the nine months ended September 30, 2021 compared to $854 during the same period in 2020, a decrease of $20 or 2.3%. This change was primarily attributable to a decrease in hardware costs per activation and higher commercial additions compared to the same period in 2020, partially offset by an increase in advertising costs per subscriber.  The decrease in hardware costs per activation primarily resulted from lower average costs per receiver and a higher percentage of remanufactured receivers being activated on new subscriber accounts. Commercial activations historically have lower DISH TV SAC than residential activations, and therefore the increase in commercial activations have a positive impact on DISH TV SAC.

During the nine months ended September 30, 2021 and 2020, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $56 million and $120 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

Income tax (provision) benefit, net. Our income tax provision was $416 million during the nine months ended September 30, 2021, an increase of $59 million compared to the same period in 2020. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes,” partially offset by a decrease in our effective tax rate.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Net income (loss)	$386,629	$449,873	$1,287,899	$1,069,006
Interest, net	158,840	170,594	493,220	515,019
Income tax provision (benefit), net	120,296	148,098	415,854	356,432
Depreciation and amortization	109,919	125,016	336,552	382,970
EBITDA	$775,684	$893,581	$2,533,525	$2,323,427

The changes in EBITDA during the three and nine months ended September 30, 2021, compared to the same periods in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Operating income (loss)	$665,434	$768,656	$2,198,437	$1,939,755
Depreciation and amortization	109,919	125,016	336,552	382,970
OIBDA	$775,353	$893,672	$2,534,989	$2,322,725

The changes in OIBDA during the three and nine months ended September 30, 2021, compared to the same period in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

As the COVID-19 pandemic continues, many of our subscribers are impacted by recommendations and/or mandates from federal, state, and local authorities to practice social distancing, to refrain from gathering in groups and, in some areas, to refrain from non-essential movements outside of their homes. Governmental authorities are continuing to monitor the situation and take various actions in an effort to slow the spread of COVID-19.

These recommendations and/or mandates have created reduced in person selling opportunities and a reduction in subscribers’ willingness to open direct mail marketing and allow our in-home technicians into their homes which has had, and will continue to have, a negative impact on our gross subscriber activations. The removal of such recommendations and/or mandates may not change subscribers’ behaviors. The future impact from the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and not predictable and will depend largely on future developments, including the duration and spread of the pandemic within and outside the United States, the response by all levels of government in their efforts to contain or combat the pandemic and to mitigate the economic disruptions, and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. We cannot predict with certainty how long the COVID-19 pandemic will last, how effective vaccines may be, or what other government responses may occur.

The following risks and uncertainties related to our business, among others, could be impacted and/or exacerbated by the COVID-19 pandemic and any resulting worsening of the economic environment:

●	We have faced, and could continue to face, fewer subscriber activations as a result of the COVID-19 pandemic and the worsening of the global business and economic environment due to, among other things, the reduced ability to perform our in-home service operations due to the impact of social distancing and reduced on-premises operations of our commercial subscribers.
●	Our revenue comes from subscribers whose spending patterns may be affected by economic weakness and uncertainty, including any economic weakness and/or uncertainty related to the COVID-19 pandemic.
●	Weakness in the capital markets related to the COVID-19 pandemic could make it more difficult for us to satisfy our substantial long-term payment obligations, including, without limitation, repayment and/or refinancing of existing indebtedness, payments related to certain litigation and other contractual obligations.
●	As a result of the COVID-19 pandemic and any resulting worsening of the global business and economic environment, we may not be able to make sufficient investments in staffing, training, information systems, and other initiatives, including in our call center and in-home service operations.

●	As a result of the COVID-19 pandemic, a large portion of the global workforce is working remotely, which could have a material adverse effect on our information technology infrastructure and communications systems, and our ability to monitor, prevent and respond to system failures and/or cyber-attacks. The capacity, reliability and security of our information technology infrastructure (including our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our current business, which would be significantly disrupted in the event of a system failure or cyber-attack.
●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Moreover, the recent surges in COVID-19 cases in areas outside the United States and the stringent lockdowns implemented in response to such surges are causing interruptions and/or delays that are adversely impacting our business. In addition, during 2021 there have been worldwide interruptions and delays in the supply of electronic components including semi-conductors, which have negatively impacted our ability to obtain set-top boxes. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays. These interruptions and/or delays in our supply chain could have a material adverse effect on our business.

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

We face increasing competition from content providers and other companies who distribute video directly to consumers over the Internet. These content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunication companies, are rapidly increasing their Internet-based video offerings. See “Item 2. Management’s Narrative Analysis of Results of Operations – Trends” for further information.

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services, and may exacerbate the risks described herein. Such providers may be able to, among other things, utilize their increased leverage over third-party content owners and programmers to withhold online rights from us and reduce the price they pay for programming at the expense of other MVPDs, including us; underutilize key orbital spectrum resources that could be more efficiently used by us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings. See “Item 2. Management’s Narrative Analysis of Results of Operations – Trends – Programming” for further information.

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

New technologies could also create new competitors for us. For instance, we face increasing consumer demand for the delivery of digital video services via the Internet. We expect to continue to face increased competition from companies who use the Internet to deliver digital video services as the speed and quality of broadband and wireless networks continue to improve.

Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

The cost of programming represents the largest percentage of our overall Pay-TV costs. Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers. Unlike our larger cable and satellite competitors, some of which also provide IPTV services, we have not made significant investments in programming providers. As a result, it may be more difficult for us to obtain access to such programming networks on nondiscriminatory and fair terms, or at all. See “Changes in the Cable Act, and/or the rules of the FCC that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates,” below and “Item 1. Business – Government Regulations – FCC Regulations Governing our Pay-TV Operations – Cable Act and Program Access” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information.

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

We lease the vast majority of our satellite transponder capacity from DISH Network and DISH Network is a key supplier of other related services to us. Satellite transponder leasing costs may increase beyond our current expectations. Our inability to obtain satellite transponder capacity and other related services from DISH Network or third parties could adversely affect our subscriber activations and subscriber churn rate and cause related revenue to decline. See Note 13 in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information on our Related Party Transactions with DISH Network.

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

Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships between DISH Network and EchoStar. Areas in which conflicts of interest between EchoStar and us, as a result of our relationship with DISH Network, could arise include, but are not limited to, the following:

●	Cross officerships, directorships and stock ownership. We and DISH Network have certain overlap in directors and executive officers with EchoStar. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. Currently, our and DISH Network’s Board of Directors and executive officers include Charles W. Ergen, who serves as the Chairman of EchoStar and DISH Network and our Chairman. Mr. Ergen also has fiduciary duties to EchoStar’s shareholders. For example, there is the potential for a conflict of interest when DISH Network and/or us, on the one hand, or EchoStar, on the other hand, look at acquisitions and other business opportunities that may be suitable for both companies. In addition, certain of DISH Network’s and our directors and officers own EchoStar stock. Mr. Ergen beneficially owns approximately 55.6% of EchoStar’s total equity securities (assuming conversion of all Class B common stock into Class A common stock) and controls approximately 92.2% of the voting power of EchoStar. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for DISH Network and/or us, on the one hand, and EchoStar, on the other hand. Furthermore, Mr. Ergen is employed by both us and EchoStar.

●	Intercompany agreements with EchoStar. In connection with and following the Spin-off, Share Exchange Agreement and Master Transaction Agreement (as defined in Note 13 in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q), we, DISH Network and EchoStar have entered into certain agreements pursuant to which DISH Network and we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from DISH Network and us, and DISH Network and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and us and were not the result of arm’s length negotiations. The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and DISH Network under the separation and other intercompany agreements DISH Network entered into with EchoStar, in connection with the Spin-off, may have been different if agreed to by two unaffiliated parties. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to DISH Network. In addition, conflicts could arise between DISH Network and/or us, on the one hand, and EchoStar, on the other hand, in the interpretation or any extension or renegotiation of these existing agreements.

●	Additional intercompany transactions. EchoStar and its subsidiaries have and may continue to enter into transactions with DISH Network and its subsidiaries. Although the terms of any such transactions will be established based upon negotiations between EchoStar and DISH Network and, when appropriate, subject to the approval of a committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to DISH Network or its subsidiaries or affiliates as may otherwise be obtained between unaffiliated parties.

●	Business opportunities. DISH Network has historically retained, and in the future may acquire, interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar. DISH Network and we may also compete with EchoStar for orbital slots for our satellites.

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

Acquisition and Capital Structure Risks

Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets and we may make funds available to DISH Network in the form of cash distributions or loans in connection with the development of DISH Network’s wireless business.

DISH Network has directly invested over $12 billion to acquire certain wireless spectrum licenses and related assets. See Note 11 in the Notes to the Condensed Consolidated Financial Statements in DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 for detailed information regarding these licenses, including certain interim and final build-out requirements, as well as certain renewal requirements.

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

In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have historically made funds available to DISH Network in the form of cash distributions to partially finance these efforts to date. Subject to compliance with applicable legal requirements, including the covenants applicable to our outstanding debt securities, we may make additional funds available, including through cash distributions or loans to finance, in whole or in part, DISH Network’s future efforts. There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.

Our parent, DISH Network, has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses and we have made and may make additional cash distributions to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities.

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 11 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to the Condensed Consolidated Financial Statements in DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

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

As of September 30, 2021, our total long-term debt and finance lease obligations, including the debt of our subsidiaries, was $10.127 billion. Our debt levels could have significant consequences, including:

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

Charles W. Ergen, DISH Network’s Chairman, beneficially owns approximately 51.9% of DISH Network’s total equity securities (assuming conversion of all Class B common stock into Class A common stock) and controls approximately 90.0% of the total voting power. Through his voting power, Mr. Ergen has the ability to elect a majority of DISH Network’s directors and to control all other matters requiring the approval of DISH Network’s stockholders. As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require DISH Network to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

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

Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Our management has concluded that our internal control over financial reporting was effective as of September 30, 2021. If in the future we are unable to report that our internal control over financial reporting is effective, investors, subscribers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and DISH Network’s stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 6.EXHIBITS

(a)	Exhibits.

22*	List of Subsidiary Guarantors

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended September 30, 2021, filed on November 5, 2021, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISH DBS CORPORATION

By:	/s/ W. Erik Carlson
W. Erik Carlson
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Paul W. Orban
Paul W. Orban
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ James S. Allen
James S. Allen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 5, 2021