Form 10-K
period 2021-12-31
DISH DBS CORP
filed 2022-03-11
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2021 was $0.

As of March 3, 2022, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.

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

SUMMARY OF RISK FACTORS

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	With respect to our Pay-TV business, programming expenses are increasing, which may adversely affect our future financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

i

●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.
●	We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our and DISH Network’s common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets and we have and may continue to make funds available to DISH Network in the form of cash distributions or loans in connection with the development of DISH Network’s wireless business.
●	Our parent, DISH Network, has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses and we have made and may make additional cash distributions or loans to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities including their obligations to purchase Northstar Manager’s and SNR Management’s ownership interests.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and may incur additional debt.
●	Our Senior Secured Notes are subordinated to our existing unsecured notes and certain future unsecured notes with respect to certain realizations under the Intercompany Loan (defined herein) and any collateral pledged as security therefor.
●	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

ii

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, DISH Network’s stock price and investor confidence in our financial results may be adversely affected.
●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

iii

PART I

Item 1. BUSINESS

Brief Description of our Business

DISH DBS is a holding company and an indirect, wholly-owned subsidiary of DISH Network, a publicly traded company listed on the Nasdaq Global Select Market. DISH DBS was formed under Colorado law in January 1996. Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000. We refer readers of this report to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2021. Our subsidiaries operate one business segment.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of December 31, 2021, we had 10.707 million Pay-TV subscribers in the United States, including 8.221 million DISH TV subscribers and 2.486 million SLING TV subscribers.

Business Strategy

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

●	Products with the Best Technology. We offer a wide selection of local and national HD programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper® whole-home HD DVR), multiple tuner receivers, 1080p and 4K video on demand and external hard drives. We offer several Sling TV services, including Sling Orange (our single-stream Sling domestic service), Sling Blue (our multi-stream Sling domestic service), Sling International, and Sling Latino, among others, as well as add-on extras, pay-per-view events and a cloud-based DVR service.

●	Outstanding Customer Service. We strive to provide outstanding customer service by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they arise.

●	Great Value. We have historically been viewed as the low-cost provider in the pay-TV industry in the United States. However, today with DISH TV, we are focused on a message of Service, Value and Technology. For example, for certain new and qualifying customers, we guarantee our pricing for certain programming packages and equipment for a two-year commitment period. We also offer a differentiated customer experience with our award-winning Hopper Platform that integrates voice control powered by Google Assistant, access to apps including Netflix, Prime Video and YouTube, and the ability to watch live, recorded and On Demand content anywhere with the DISH Anywhere mobile application. As another example, our Sling Orange service and our Sling Blue service are two of the lowest priced live-linear online streaming services in the industry.

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

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide pandemic. COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns. The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations and could materially and adversely affect our business, financial condition and results of operations. As the COVID-19 pandemic continues, many of our subscribers are impacted by recommendations and/or mandates from federal, state, and local authorities to, among other things, practice social distancing and to refrain from gathering in groups. While certain government regulations and/or mandates have eased, or are expected to ease in 2022 and COVID-19 vaccines have become broadly available, governmental authorities are continuing to monitor the situation and take various actions in an effort to slow or prevent an increase in the spread of COVID-19.

These recommendations and/or mandates have created, among other things, reduced in person selling opportunities and a reduction in subscribers’ willingness to open direct mail marketing and allow our in-home technicians into their homes which has had, and will continue to have, a negative impact on our gross subscriber activations. The removal of such recommendations and/or mandates may not change subscribers’ behaviors. The future impact from the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and not predictable and will depend largely on future developments, including, but not limited to, the duration and spread of the pandemic within and outside the United States, the response by all levels of government in their efforts to contain or combat the pandemic and to mitigate the economic disruptions, and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. We cannot predict with certainty how long the COVID-19 pandemic will last, how effective vaccines may be, or what other government responses may occur.

The following risks and uncertainties related to our business, among others, could be impacted and/or exacerbated by the COVID-19 pandemic and any resulting worsening of the economic environment:

●	We have faced, and could continue to face, fewer subscriber activations as a result of the COVID-19 pandemic and the worsening of the global business and economic environment due to, among other things, the reduced ability to perform our in-home service operations due to the impact of social distancing and reduced on-premises operations of our commercial subscribers.
●	Our revenue with respect to our pay-TV services comes from subscribers whose spending patterns may be affected by economic weakness and uncertainty, including any economic weakness and/or uncertainty related to the COVID-19 pandemic.
●	Weakness in the capital markets, including, but not limited to, changes to interest rates, related to the COVID-19 pandemic could make it more difficult for us to satisfy our substantial long-term payment obligations, including, without limitation, repayment and/or refinancing of existing indebtedness, payments related to certain litigation and other contractual obligations.
●	As a result of the COVID-19 pandemic and any resulting worsening of the global business and economic environment, we may not be able to make sufficient investments in staffing, training, information systems, and other initiatives, including in our call center and in-home service operations.
●	As a result of the COVID-19 pandemic, a large portion of the global workforce is working remotely, which could have a material adverse effect on our information technology infrastructure and communications systems, and our ability to monitor, prevent and respond to system failures and/or cyber-attacks. The capacity, reliability and security of our information technology infrastructure (including our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our current business, which would be significantly disrupted in the event of a system failure or cyber-attack.
●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Moreover, the recent surges in COVID-19 cases in areas outside the United States and the stringent lockdowns implemented in response to such surges are causing interruptions and/or delays that are adversely impacting our business. In addition, there have been worldwide interruptions and delays in the supply of electronic components including, but not limited to, semi-conductors, which have negatively impacted our ability to obtain set-top boxes. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays or find new suppliers on reasonable terms or at all. These interruptions and/or delays in our supply chain could have a material adverse effect on our business.

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

We face increasing competition from content providers and other companies who distribute video directly to consumers over the Internet. These content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunication companies, are rapidly increasing their Internet-based video offerings. See “Item 7. Management’s Narrative Analysis of Results of Operations – Trends” in this Annual Report on Form 10-K for further information.

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

Furthermore, this increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.  Increasingly, we must seek to attract a greater proportion of new subscribers from our competitors’ existing subscriber bases rather than from first-time purchasers of pay-TV services. In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base, we may be required to increase retention spending and/or provide greater discounts or credits to acquire and retain subscribers who may spend less on our services. Our SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers. Accordingly, an increase in SLING TV subscribers has a negative impact on our Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”). If our Pay-TV ARPU decreases or does not increase commensurate with increases in programming or other costs, our margins may be reduced and the long-term value of a subscriber would then decrease and could have a material adverse effect on our business, results of operations, financial condition and cash flow.

In addition, as a result of this increased competitive environment and the maturation of the pay-TV industry, future growth opportunities of our DISH TV business may be limited and our margins may be reduced, which could have a material adverse effect on our business, results of operations, financial condition and cash flow. Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter subscriber acquisition policies (including a focus on attaining higher quality subscribers) and increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, we face increased competitive pressures from content providers and other companies who distribute video directly to consumers over the Internet. These content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunication companies, are rapidly increasing their Internet-based video offerings. There can be no assurance that our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate will not continue to be negatively impacted and that the pace of such negative impact will not accelerate. In the event that our DISH TV subscriber base continues to decline, it could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

New technologies, products and services are driving rapid changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communications services. In particular, through technological advancements and with the large increase in the number of consumers with broadband service, a significant amount of video content has become available through online content providers for users to stream and view on their personal computers, televisions, phones, tablets, videogame consoles, and other devices, in some cases without a fee required to access the content. While our subscribers can use their traditional video subscription to access mobile programming, an increasing number of subscribers are also using mobile devices as the sole means of viewing video, and an increasing number of non-traditional video providers are developing content and technologies to satisfy that demand. For example, these technological advancements, changes in consumer behavior, and the increasing number of choices available to consumers regarding the means by which consumers obtain video content may cause DISH TV subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies. These technological advancements and changes in consumer behavior and/or our failure to effectively anticipate or adapt to such changes, could reduce our gross new Pay-TV subscriber activations and increase our subscriber churn rate, and could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

The cost of programming represents the largest percentage of our overall Pay-TV costs. Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers. Unlike our larger cable and satellite competitors, some of which also provide internet or broadband based pay-TV services, we have not made significant investments in programming providers. As a result, it may be more difficult for us to obtain access to such programming networks on nondiscriminatory and fair terms, or at all. See “Changes in the Cable Act, and/or the rules of the FCC that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates,” below and “Item 1. Business – Government Regulations – FCC Regulations Governing our Pay-TV Operations – Cable Act and Program Access” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information.

Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.

With respect to our Pay-TV business, we rely upon the ability of consumers to access our SLING TV services and certain DISH TV functionality through the Internet. If network operators block, restrict, slow-down or throttle or otherwise impair access to our services over their networks, our business could be negatively affected. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our SLING TV subscriber count could be negatively impacted. Furthermore, to the extent network operators create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our SLING TV business could be negatively impacted.

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

If our operational performance and subscriber satisfaction with respect to our Pay-TV services were to deteriorate, we may experience a decrease in subscriber activations and an increase in our subscriber churn rate, which could have a material adverse effect on our business, financial condition and results of operations. To improve our operational performance, we continue to make investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve subscriber satisfaction, reduce subscriber churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance, and if unsuccessful, we may have to incur higher costs to improve our operational performance. While we believe that such costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.

If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

We may incur increased costs to acquire new subscribers and retain existing subscribers to our Pay-TV services. For example, with respect to our Pay-TV business, our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate continue to be negatively impacted by stricter subscriber acquisition and retention policies for our DISH TV subscribers, including an emphasis on acquiring and retaining higher quality subscribers. In addition, our subscriber acquisition costs could increase as a result of increased spending for advertising and, with respect to our DISH TV services, the installation of more DVR receivers, which are generally more expensive than other receivers. Retention costs with respect to our DISH TV services may be driven higher by increased upgrades of existing subscribers’ equipment to DVR receivers.

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

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act. If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals. This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals. While we have generally been able to reach retransmission consent agreements with most of these local network stations, from time to time there are stations with which we have not been able to reach an agreement, resulting in the removal of their channels primarily from our DISH TV lineup. There can be no assurance that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.

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

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our business, which would suffer in the event of system failures or cyber-attacks. Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include, among other things, the delayed implementation of new service offerings, service or billing interruptions, and the diversion of developmental resources. We rely on certain third parties for developing key components of our information technology and communications systems and ongoing service, all of which affect our Pay-TV services. Some of our key systems and operations, including those supplied by third-party providers, are not fully redundant, and our disaster recovery planning cannot account for all eventualities. Interruption and/or failure of any of these systems could disrupt our operations, interrupt our services, result in significant financial expenditures and damage our reputation, thus adversely impacting our ability to provide our services, retain our current subscribers and attract new Pay-TV subscribers.

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

We lease the vast majority of our satellite transponder capacity from DISH Network and DISH Network is a key supplier of other related services to us. Satellite transponder leasing costs may increase beyond our current expectations. Our inability to obtain satellite transponder capacity on acceptable terms or at all and other related services from DISH Network or third parties could adversely affect our subscriber activations and subscriber churn rate and cause related revenue to decline. See Note 17 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with DISH Network.

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

Historically, we have contracted with and rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, security access devices, and many components that we provide to subscribers in order to deliver our Pay-TV services. If these vendors are unable to meet our needs because they fail to perform adequately, are no longer in business, are experiencing shortages or supply chain issues or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected. We have experienced in the past and may continue to experience shortages driven by raw material availability (which may be negatively impacted by, among other things, trade protection policies such as tariffs and or/escalating trade tensions, particularly with countries in Asia), manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of its suppliers that negatively impact our operations.

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

From time to time, new satellites need to be built and launched. Satellite construction and launch is subject to significant risks, including, among others, construction and launch delays, launch failure and incorrect orbital placement.

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

Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships with DISH Network and EchoStar. Areas in which conflicts of interest between EchoStar and us, as a result of our relationship with DISH Network, could arise include, but are not limited to, the following:

●	Cross officerships, directorships and stock ownership. We and DISH Network have certain overlap in directors and executive officers with EchoStar. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. Currently, our and DISH Network’s Board of Directors and executive officers include Charles W. Ergen, who serves as the Chairman of EchoStar and DISH Network and our Chairman. Mr. Ergen also has fiduciary duties to EchoStar’s shareholders. For example, there is the potential for a conflict of interest when DISH Network and/or we, on the one hand, or EchoStar, on the other hand, look at acquisitions and other business opportunities that may be suitable for both companies. In addition, certain of DISH Network’s and our directors and officers own EchoStar stock. Mr. Ergen beneficially owns approximately 58.0% of EchoStar’s total equity securities (assuming conversion of all Class B common stock into Class A common stock) and controls approximately 92.9% of the voting power of EchoStar. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for DISH Network and/or us, on the one hand, and EchoStar, on the other hand. Furthermore, Mr. Ergen is employed by both us and EchoStar.

●	Intercompany agreements with EchoStar. In connection with and following the Spin-off, Share Exchange Agreement and Master Transaction Agreement (as defined in Note 17 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K), we, DISH Network and EchoStar have entered into certain agreements pursuant to which DISH Network and we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from DISH Network and us, and DISH Network and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and us and were not the result of arm’s-length negotiations. The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and DISH Network under the separation and other intercompany agreements DISH Network entered into with EchoStar, in connection with the Spin-off, may have been different if agreed to by two unaffiliated parties. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to DISH Network. In addition, conflicts could arise between DISH Network and/or us, on the one hand, and EchoStar, on the other hand, in the interpretation or any extension or renegotiation of these existing agreements.

●	Additional intercompany transactions. EchoStar and its subsidiaries have and may continue to enter into transactions with DISH Network and its subsidiaries. Although the terms of any such transactions will be established based upon negotiations between EchoStar and DISH Network and, when appropriate, subject to the approval of a committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to DISH Network or its subsidiaries or affiliates as may otherwise be obtained between unaffiliated parties.

●	Business opportunities. DISH Network has historically retained, and in the future may acquire, interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar. DISH Network and we may also compete with EchoStar for orbital slots for our satellites.

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

Acquisition and Capital Structure Risks

Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets and we have and may continue to make funds available to DISH Network in the form of cash distributions or loans in connection with the development of DISH Network’s wireless business.

DISH Network has directly invested approximately $20 billion to acquire certain wireless spectrum licenses (including the 3.45-3.55 GHz band licenses purchased in the first quarter of 2022). See Note 2 and Note 16 in the Notes to the Consolidated Financial Statements in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2021 for detailed information regarding these licenses, including certain interim and final build-out requirements, as well as certain renewal requirements.

DISH Network will need to make significant additional investments or partner with others to, among other things, complete the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (our “5G Network Deployment”) and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as DISH Network completes its 5G Network Deployment, DISH Network will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure. DISH Network may also determine that additional wireless spectrum licenses may be required to complete its 5G Network Deployment and to compete with other wireless service providers.

In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have historically made funds available to DISH Network in the form of cash distributions and the Intercompany Loan to partially finance these efforts to date. Subject to compliance with applicable legal requirements, including the covenants applicable to our outstanding debt securities, we may make additional funds available, including through cash distributions or loans to finance, in whole or in part, DISH Network’s future efforts. There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.

Our parent, DISH Network, has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses and we have made and may make additional cash distributions or loans to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities including their obligations to purchase Northstar Manager’s and SNR Management’s ownership interests.

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 16 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2021. There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

In connection with certain funding obligations related to the investments by American II and American III discussed above, in February 2015, we paid a dividend of $8.250 billion to DISH Orbital Corporation (“DOC”) for, among other things, general corporate purposes, which included such funding obligations, and to fund other DISH Network cash needs. We have made and may make additional cash distributions or loans to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities related to DISH Network’s non-controlling investments in these entities. We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business and to pursue acquisitions and other strategic transactions.

We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.

Our future success may depend on opportunities to buy or otherwise invest in other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. To pursue this strategy successfully, we must identify attractive acquisition or investment opportunities and successfully complete transactions, some of which may be large and complex. We may not be able to identify or complete attractive acquisition or investment opportunities due to, among other things, the intense competition for these transactions. If we are not able to identify and complete such acquisition or investment opportunities, our future results of operations and financial condition may be adversely affected.

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

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing business. To pursue acquisitions and other strategic transactions, we may need to raise additional capital in the future, which may not be available on acceptable terms or at all. In addition, we make cash distributions or loans to DISH Network to finance acquisitions or investments that will not be part of our business.

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

As of December 31, 2021, our total long-term debt and finance lease obligations, including the debt of our subsidiaries, was $15.338 billion. Our debt levels could have significant consequences, including but not limited to:

●	making it more difficult to satisfy our obligations;
●	a dilutive effect on our future earnings;
●	increasing our vulnerability to general adverse economic conditions, including changes in interest rates;
●	requiring us to devote a substantial portion of our cash to make interest and principal payments on our debt, thereby reducing the amount of cash available for other purposes. As a result, we would have limited financial and operating flexibility in responding to changing economic and competitive conditions;
●	limiting our ability to raise additional debt because it may be more difficult for us to obtain debt financing on attractive terms or at all; and
●	placing us at a disadvantage compared to our competitors that are less leveraged.

In addition, we may incur substantial additional debt in the future. The terms of the indentures relating to our senior notes permit us to incur additional debt. If new debt is added to our current debt levels, the risks we now face could intensify.

Our Senior Secured Notes are subordinated to our existing unsecured notes and certain future unsecured notes with respect to certain realizations under the Intercompany Loan (defined herein) and any collateral pledged as security therefor.

Our Senior Secured Notes are subordinated in respect of any realization under an intercompany loan to DISH Network to finance the purchase of wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure (together with future advances to DISH Network, the “Intercompany Loan”), and any collateral pledged as security therefor behind all of our existing unsecured notes and all future unsecured notes, except any future unsecured notes that expressly provide that such notes rank equal in right of payment with, or junior in right of payment to, the Senior Secured Notes with respect thereto. As a result of this subordination, upon any distribution to our creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to any amounts realized under the Intercompany Loan, the holders of our existing and certain future unsecured notes will be entitled to be paid in full and in cash from such realized proceeds before any payment in respect of such realized proceeds may be made with respect to the Senior Secured Notes. While the Senior Secured Notes benefit from liens on substantially all existing and future tangible and intangible assets of DISH DBS and the guarantors (the “Collateral”), which does not secure our existing and future unsecured notes, the Collateral does not include the Intercompany Loan and there can be no assurances that the Collateral will be sufficient to satisfy all obligations under the Senior Secured Notes and under any of our other future indebtedness secured by the Collateral.  We and the guarantors may not have sufficient funds to pay all of our creditors, and holders of the Senior Secured Notes may receive less, ratably, than the holders of our existing and future unsecured notes as a result of this subordination.

We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business, pursue acquisitions and other strategic transactions. Adverse changes in the credit markets, including, but not limited to, rising interest rates, could increase our borrowing costs and/or make it more difficult for us to obtain financing for our operations or refinance existing indebtedness. In addition, economic weakness or weak results of operations may limit our ability to, among other things, generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt. We may be unable to generate cash flows from operating activities sufficient to pay the principal, premium, if any, and interest on our debt and other obligations. If we are unable to service our debt and other obligations from cash flows from operating activities, we may need to refinance or restructure all or a portion of such obligations prior to maturity. Any refinancing or restructuring could have a material adverse effect on our business, results of operations and/or financial condition. In addition, we cannot guarantee that any refinancing or restructuring would sufficiently meet any debt or other obligations then due. Furthermore, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by their credit metrics. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. A severe disruption in the global financial markets could impact some of the financial institutions with which we do business, and such instability could also affect our access to financing. As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman.

Charles W. Ergen, our and DISH Network’s Chairman, beneficially owns approximately 52.1% of DISH Network’s total equity securities (assuming conversion of all Class B common stock into Class A common stock) and controls approximately 90.5% of the total voting power. Through his voting power, Mr. Ergen has the ability to elect a majority of DISH Network’s directors and to control all other matters requiring the approval of DISH Network’s stockholders. As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require DISH Network to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

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

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. See “Item 1. Business – Patents and Other Intellectual Property” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information.

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

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2021. We depend on our third-party vendors’ internal controls and rely on these controls when evaluating the effectiveness of our internal controls. If in the future we are unable to report that our internal control over financial reporting is effective, investors, subscribers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and DISH Network’s stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

The following table sets forth certain information concerning our principal properties.

Leased From
Description/Use/Location	Owned	EchoStar	DISH	Other Third Party
Corporate headquarters, Englewood, Colorado		X
Customer call center, warehouse, service, and remanufacturing center, El Paso, Texas	X
Data Center, Cheyenne, Wyoming			X
Digital broadcast operations center, Cheyenne, Wyoming	X
Digital broadcast operations center, Gilbert, Arizona	X
Engineering offices and service center, Englewood, Colorado	X
Warehouse and distribution center, Denver, Colorado				X
Warehouse and distribution center, Atlanta, Georgia				X
Warehouse, Denver, Colorado	X

In addition to the principal properties listed above, we operate numerous facilities for, among other things, our in-home service operations, customer call centers and digital broadcast operations centers strategically located in regions throughout the United States. Furthermore, we own or lease capacity on ten satellites, which are a major component of our DISH TV services. See further information under Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 3. LEGAL PROCEEDINGS

See Note 12 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. As of March 3, 2022, all 1,015 issued and outstanding shares of our common stock were held by DOC. There is currently no established trading market for our common stock.

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

Our Pay-TV business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We offer Pay-TV services under the DISH® brand and the SLING® brand. We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide pandemic.  COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations and could materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our subscribers are impacted by recommendations and/or mandates from federal, state, and local authorities to, among other things, practice social distancing and to refrain from gathering in groups. While certain government regulations and/or mandates have eased, or are expected to ease in 2022 and COVID-19 vaccines have become broadly available, governmental authorities are continuing to monitor the situation and take various actions in an effort to slow or prevent an increase in the spread of COVID-19. COVID-19 continues to impact our business during 2022, in particular in the following areas:

●	In response to the pandemic and business disruption, first and foremost, we have prioritized the health and safety of our employees. We have implemented increased health and safety practices including, among other things, increased use of personal protective equipment for employees to protect them and our subscribers.

●	Our DISH TV business has been and may be further impacted by: (i) government recommendations and/or mandates for commercial establishments to operate at reduced capacity; and (ii) reduced in person selling opportunities due to subscriber preferences and actions as well as government restrictions.

●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Moreover, the recent surges in COVID-19 cases in areas outside the United States and the stringent lockdowns implemented in response to such surges are causing interruptions and/or delays that are adversely impacting our business. In addition, there have been worldwide interruptions and delays in the supply of electronic components including, but not limited to, semi-conductors, which have negatively impacted our ability to obtain set-top boxes. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate these interruptions and/or delays or find new suppliers on reasonable terms or at all. These interruptions and/or delays in our supply chain could have a material adverse effect on our business.

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

Pay-TV

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of December 31, 2021, we had 10.707 million Pay-TV subscribers in the United States, including 8.221 million DISH TV subscribers and 2.486 million SLING TV subscribers. We promote our Pay-TV services as providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national and regional cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, and SLING Latino video programming services.

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

We incur significant costs to retain our existing DISH TV subscribers, generally as a result of upgrading their equipment to next generation receivers, primarily including our Hopper® receivers, and by providing retention credits. Our DISH TV subscriber retention costs may vary significantly from period to period.

Many of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers, including bundled offers combining broadband, video and/or wireless services and other promotional offers. Certain competitors have been able to subsidize the price of video services with the price of broadband and/or wireless services.

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are increasing their Internet-based video offerings. We also face competition from providers of video content, many of which are providers of our programming content, that distribute content over the Internet including services with live linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, among others, Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, ViacomCBS, HBO Max, STARZ, Peacock, Fubo and Philo.

Significant changes in consumer behavior regarding the means by which consumers obtain video entertainment and information in response to digital media competition could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband or internet-connected device they choose. Online content providers may cause our subscribers to disconnect our DISH TV services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies.

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services and may exacerbate the risks described under the caption “Item 1A. Risk Factors” and elsewhere in our public filings. These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.

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

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire. Our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. On October 6, 2021, Tegna Inc. (“Tegna”) removed its channels from our DISH TV programming lineup in 53 markets. On February 4, 2022, we and Tegna signed a new programming carriage contract which restored these channels to our DISH TV programming lineup. Although subscriber demand for local network stations has decreased in recent years as a result of, among other things, programming being available to subscribers through alternative methods, including over the air antennas, there can be no assurance that the removal of these or other channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. In addition, we cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate resulting from additional programming interruptions or threatened programming interruptions that may occur in the future. As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

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

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time. The first factor is our churn rate and how successful we are at retaining our current subscribers. To the extent we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced. The second factor is how successful we are at maintaining our service margins. To the extent our “Cost of services” grow faster than our “Service revenue,” the amount of cash flow that is generated per existing subscriber is reduced. Our Pay-TV service margins have been reduced by, among other things, a shift to lower priced Pay-TV programming packages and higher programming costs. The third factor is the rate at which we acquire new subscribers. The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers. Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period. Finally, our future cash flow is impacted by the rate at which we make general investments, incur litigation expense, and any cash flow from financing activities. Declines in our Pay-TV subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurances that our subscriber declines will not continue.

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

On November 26, 2021, we issued $2.750 billion aggregate principal amount of our 5 1/4% Senior Secured Notes due December 1, 2026. Interest accrues at an annual rate of 5 1/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year, commencing on June 1, 2022.

On November 26, 2021, we issued $2.5 billion aggregate principal amount of our 5 3/4% Senior Secured Notes due December 1, 2028. Interest accrues at an annual rate of 5 3/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year, commencing on June 1, 2022.

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

Future Liquidity

We have made cash distributions and the Intercompany Loan to partially finance the development of DISH Network’s 5G Network Deployment and retail wireless business to date and may make additional funds available to DISH Network in the form of cash distributions or loans to finance, in whole or in part, DISH Network’s future efforts. We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions or loans to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions. See Note 12 in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Covenants and Restrictions Related to our Senior Notes

We are subject to the covenants and restrictions set forth in the indentures related to our long-term debt. In particular, the indentures related to our outstanding senior notes contain restrictive covenants that, among other things, impose limitations on our ability to: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets. Should we fail to comply with these covenants, all or a portion of the debt under the senior notes and our other long-term debt could become immediately payable. The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur. As of the date of filing of this Annual Report on Form 10-K, we were in compliance with the covenants and restrictions related to our respective long-term debt.

Notes Receivable - DISH Network

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network under the Intercompany Loan.

New Accounting Pronouncements

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

Cost of services. “Cost of services” principally includes Pay-TV programming expenses and other operating costs related to our Pay-TV services.

Cost of sales - equipment and other. “Cost of sales – equipment and other” principally includes the cost of the non-subsidized sales of Pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

Selling, general and administrative expenses. “Selling, general and administrative expenses” consists primarily of direct sales costs, advertising, third-party commissions related to the acquisition of subscribers, costs related to the installation of equipment for our new Pay-TV subscribers, the cost of subsidized sales of Pay-TV equipment for new subscribers and employee-related costs associated with administrative services such as legal, information systems, and accounting and finance.

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

SLING TV subscribers. We include customers obtained through direct sales and third-party marketing agreements in our SLING TV subscriber count. SLING TV subscriber additions are recorded net of disconnects. SLING TV customers receiving service for no charge, under certain new subscriber promotions, are excluded from our SLING TV subscriber count. For customers who subscribe to multiple SLING TV packages, each customer is only counted as one SLING TV subscriber.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2021	2020	Amount	%

	(In thousands)
Revenue:
Service revenue	$12,649,285	$12,576,470	$72,815	0.6
Equipment sales and other revenue	112,578	151,159	(38,581)	(25.5)
Total revenue	12,761,863	12,727,629	34,234	0.3

Costs and Expenses:
Cost of services	7,852,934	7,916,036	(63,102)	(0.8)
% of Service revenue	62.1%	62.9%
Cost of sales - equipment and other	87,578	104,470	(16,892)	(16.2)
Selling, general and administrative expenses	1,442,897	1,440,553	2,344	0.2
% of Total revenue	11.3%	11.3%
Depreciation and amortization	439,004	504,638	(65,634)	(13.0)
Total costs and expenses	9,822,413	9,965,697	(143,284)	(1.4)

Operating income (loss)	2,939,450	2,761,932	177,518	6.4

Other Income (Expense):
Interest income	36,458	3,548	32,910	*
Interest expense, net of amounts capitalized	(683,803)	(682,506)	(1,297)	0.2
Other, net	(820)	1,686	(2,506)	*
Total other income (expense)	(648,165)	(677,272)	29,107	4.3

Income (loss) before income taxes	2,291,285	2,084,660	206,625	9.9
Income tax (provision) benefit, net	(554,413)	(500,358)	(54,055)	(10.8)
Effective tax rate	24.2%	24.0%
Net income (loss)	$1,736,872	$1,584,302	152,570	9.6

Other Data:
Pay-TV subscribers, as of period end (in millions)	10.707	11.290	(0.583)	(5.2)
DISH TV subscribers, as of period end (in millions)**	8.221	8.816	(0.595)	(6.7)
SLING TV subscribers, as of period end (in millions)	2.486	2.474	0.012	0.5
Pay-TV subscriber additions (losses), net (in millions)	(0.583)	(0.526)	(0.057)	(10.8)
DISH TV subscriber additions (losses), net (in millions)**	(0.595)	(0.408)	(0.187)	(45.8)
SLING TV subscriber additions (losses), net (in millions)	0.012	(0.118)	0.130	*
Pay-TV ARPU	$95.94	$91.77	$4.17	4.5
DISH TV subscriber additions, gross (in millions)**	0.835	1.094	(0.259)	(23.7)
DISH TV churn rate**	1.40%	1.38%	0.02%	1.4
DISH TV SAC	$823	$851	$(28)	(3.3)
Purchases of property and equipment	$156,860	$298,566	$(141,706)	(47.5)
EBITDA	$3,377,634	$3,268,256	$109,378	3.3
OIBDA	$3,378,454	$3,266,570	$111,884	3.4

*  Percentage is not meaningful.

**During the first quarter of 2020, we removed approximately 250,000 subscribers representing commercial accounts impacted by COVID-19 from our ending DISH TV subscriber count.  During the year ended December 31, 2020, 80,000 of these subscribers came off pause or had temporary rate relief end and were added to our DISH TV subscriber count during the periods they returned in 2020, and 69,000 of these subscribers disconnected. During the three months ended March 31, 2021, the remaining commercial accounts representing 101,000 subscribers disconnected. The effect of the removal of the 250,000 subscribers, the addition of these 80,000 subscribers and disconnect of 170,000 subscribers was excluded from the calculation of our gross new DISH TV subscriber activations, net DISH TV subscriber additions/losses and DISH TV churn rate.  See “Results of Operations – Pay-TV subscribers” for further information.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 595,000 net DISH TV subscribers during the year ended December 31, 2021 compared to the loss of approximately 408,000 net DISH TV subscribers during the same period in 2020. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a slightly higher DISH TV churn rate.

SLING TV subscribers. We added approximately 12,000 net SLING TV subscribers during the year ended December 31, 2021 compared to the loss of approximately 118,000 net SLING TV subscribers during the same period in 2020. The increase in net SLING TV subscribers was primarily related to higher SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers. The year ended December 31, 2020 was negatively impacted by delays and cancellations of sporting events as a result of COVID-19.

DISH TV subscribers, gross. During the year ended December 31, 2021, we activated approximately 835,000 gross new DISH TV subscribers compared to approximately 1.094 million gross new DISH TV subscribers during the same period in 2020, a decrease of 23.7%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand and channel removals, including Tegna, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including an emphasis on acquiring higher quality subscribers. Furthermore, we continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscribers as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing.

DISH TV churn rate. Our DISH TV churn rate for the year ended December 31, 2021 was 1.40% compared to 1.38% for the same period in 2020. Our DISH TV churn rate for the year ended December 31, 2021 was negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, including Tegna. In addition, our DISH TV churn rate was positively impacted by COVID-19 beginning in the second quarter of 2020, including, among other things, the recommendations and/or mandates from federal, state, and local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. Furthermore, COVID-19 had an impact on competitive pressures due to, among other things, a reduction in customers’ willingness to allow competitors’ technicians into their homes. We continue to assess the impact of COVID-19 and while certain government regulations and/or mandates have eased, or are expected to ease in 2022, we cannot predict with certainty the impact to our DISH TV churn rate as a result of, among other things, lower discretionary spending and reduced ability to perform our in-home service operations due to the impact of social distancing. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

Our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. On October 6, 2021, Tegna removed its channels from our DISH TV programming lineup in 53 markets. On February 4, 2022, we and Tegna signed a new programming carriage contract which restored these channels to our DISH TV programming lineup. Although subscriber demand for local network stations has decreased in recent years as a result of, among other things, programming being available to subscribers through alternative methods, including over the air antennas, there can be no assurance that the removal of these or other channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

Beginning in March 2020, several federal, state, and local government agencies implemented recommendations, guidelines, and orders regarding “social distancing” in an attempt to slow or stop the spread of COVID-19. As a result of these actions, many bars, restaurants, and other commercial establishments were ordered to and in certain cases continue to be recommended and/or ordered to suspend all non-essential “in-person” business operations and/or operate at reduced capacity. In addition, airlines and hotels significantly reduced operations as a result of government actions and/or related lower consumer demand. In an effort to avoid charging commercial customers for services in their establishments which were no longer open to the public, we paused service or provided temporary rate relief for certain of those commercial accounts. For certain commercial accounts, each subscription is counted as one DISH TV subscriber. For other commercial accounts, as discussed above, we divide our total revenue for these commercial accounts by $34.99, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH TV subscriber count. During the first quarter of 2020, we removed 250,000 subscribers from our ending DISH TV subscriber count for commercial accounts we placed on pause, or received reduced revenue, or for which we anticipate the account to disconnect due to COVID-19. During the year ended December 31, 2020, 80,000 of these subscribers came off pause or had temporary rate relief end and 69,000 of these subscribers disconnected. We did not incur any significant expenses in connection with the return of the 80,000 commercial accounts and accordingly, those commercial accounts were added to our ending subscriber count during the periods they returned in 2020 and were not recorded as gross new DISH TV subscriber activations. During the first quarter of 2021, the remaining commercial accounts representing 101,000 subscribers disconnected.

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

Service revenue. “Service revenue” totaled $12.649 billion for the year ended December 31, 2021, an increase of $73 million or 0.6% compared to the same period in 2020. The increase in “Service revenue” compared to the same period in 2020 was primarily related to an increase in Pay-TV ARPU, discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU. Pay-TV ARPU was $95.94 during the year ended December 31, 2021 versus $91.77 during the same period in 2020. The $4.17 or 4.5% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases effective in the first and fourth quarters of 2021 and first quarter of 2020, the SLING TV programming package price increases effective in the first quarter of 2021 and the first quarter of 2020 and higher ad sales revenue, partially offset by an increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base had a negative impact on Pay-TV ARPU.

Cost of services. “Cost of services” totaled $7.853 billion during the year ended December 31, 2021, a decrease of $63 million or 0.8% compared to the same period in 2020. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and a decrease in variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. Variable and retention costs per subscriber decreased due to, among other things, increased operational efficiencies, including a focused set of staffing reductions in 2020. Programming costs per subscriber increased during the year ended December 31, 2021 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 62.1% and 62.9% of “Service revenue” during the years ended December 31, 2021 and 2020, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.443 billion during the year ended December 31, 2021, a $2 million or 0.2% increase compared to the same period in 2020. This change was primarily driven by a $70 million reduction to litigation expense as a result of the Telemarketing Litigation settlement during the year ended December 31, 2020, substantially offset by a decrease in subscriber acquisition costs resulting from fewer gross new DISH TV subscriber activations, reduced marketing expenditures and by cost cutting initiatives, including a focused set of staffing reductions in 2020.

Depreciation and amortization. “Depreciation and amortization” expense totaled $439 million during the year ended December 31, 2021, a $66 million or 13.0% decrease compared to the same period in 2020. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

DISH TV SAC. DISH TV SAC was $823 during the year ended December 31, 2021 compared to $851 during the same period in 2020, a decrease of $28 or 3.3%. This change was primarily attributable to a decrease in hardware costs per activation and higher commercial additions compared to the same period in 2020, partially offset by an increase in advertising costs per subscriber.  The decrease in hardware costs per activation primarily resulted from lower average costs per receiver due to receiver mix and a higher percentage of remanufactured receivers being activated on new subscriber accounts. Commercial activations historically have lower DISH TV SAC than residential activations, and therefore the increase in commercial activations have a positive impact on DISH TV SAC.

During the years ended December 31, 2021 and 2020, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $72 million and $151 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Interest income. “Interest income” totaled $36 million during the year ended December 31, 2021, a $33 million increase compared to the same period in 2020. This change was primarily related to the interest incomes associated with our Intercompany Loan to DISH Network.

Income tax (provision) benefit, net. Our income tax provision was $554 million during the year ended December 31, 2021, an increase of $54 million compared to the same period in 2020. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes.”

For discussion of the Pay-TV results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, see “Results of Operations - Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019” in our 2020 Annual Report on Form 10-K.

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

	For the Years Ended December 31,
	2021	2020

	(In thousands)
Net income (loss)	$1,736,872	$1,584,302
Interest, net	647,345	678,958
Income tax provision (benefit), net	554,413	500,358
Depreciation and amortization	439,004	504,638
EBITDA	$3,377,634	$3,268,256

The changes in EBITDA during the year ended December 31, 2021, compared to the same period in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

	For the Years Ended December 31,
	2021	2020

	(In thousands)
Operating income (loss)	$2,939,450	$2,761,932
Depreciation and amortization	439,004	504,638
OIBDA	$3,378,454	$3,266,570

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2021, our cash, cash equivalents and current marketable investment securities had a fair value of $3.044 billion. Of that amount, a total of $3.044 billion was invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations, expand our business and pay dividends from time to time.  Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our December 31, 2021 current non-strategic investment portfolio of $3.044 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2021 of 0.2%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2021 would result in a decrease of approximately less than $1 million in annual interest income.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2021, we had $55 million of restricted cash and marketable investment securities invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to commercial paper. Based on our December 31, 2021 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2021, we had long-term debt of $15.271 billion, excluding finance lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $15.482 billion using quoted market prices. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $177 million. To the extent interest rates increase, our future costs of financing would increase at the time of any future financings. As of December 31, 2021, all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives. As of December 31, 2021, we did not hold any derivative financial instruments.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Item 9B.OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2021. KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2021.

Our Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in our best interests.

Fees Paid to KPMG LLP for 2021 and 2020

The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the audit of DISH Network’s and our annual financial statements for the years ended December 31, 2021 and 2020, and fees billed for other services rendered by KPMG LLP to DISH Network and us during those periods. We have reported the fees billed for services rendered to both DISH Network and us because the services are not rendered or billed specifically for us but for the DISH Network consolidated group as a whole.

	For the Years Ended December 31,
	2021	2020
Audit Fees (1)	$4,029,199	$3,737,843
Tax Compliance Fees	521,656	429,440
All Other Fees (2)	370,401	75,703
Total Fees	$4,921,256	$4,242,986

(1)	Consists of fees paid by DISH Network and us for the audit of DISH Network’s and our consolidated financial statements included in DISH Network’s and our Annual Reports on Form 10-K, review of DISH Network’s and our unaudited financial statements included in DISH Network’s and our Quarterly Reports on Form 10-Q and fees in connection with the audit of DISH Network’s internal control over financial reporting.
(2)	Consists of fees for services related to review of contract compliance.

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

The request may be made with respect to either specific services or a type of service for predictable or recurring services. 100% of the fees paid to KPMG LLP for services rendered in 2021 and 2020 were pre-approved by the Audit Committee of DISH Network.

Item 16. FORM 10-K SUMMARY

None

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

4.2*

Indenture, relating to the 5% Senior Notes due 2023, dated as of December 27, 2012, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed December 27, 2012).

4.3*

Indenture, relating to the 5 7/8% Senior Notes due 2024, dated as of November 20, 2014, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed November 21, 2014).

4.4*

Indenture, relating to the 7 3/4% Senior Notes due 2026, dated as of June 13, 2016, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed June 13, 2016).

4.5*

Indenture, relating to the 7 3/8% Senior Notes due 2028, dated as of July 1, 2020, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed July 1, 2020).

4.6*

Indenture, relating to the 5 1/8% Senior Notes due 2029, dated as of May 24, 2021, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed May 24, 2021).

4.7*

Indenture, relating to the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028, dated as of November 26, 2021, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee and collateral agent (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed November 26, 2021).

4.8*

Security Agreement, dated as of November 26, 2021, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as collateral agent (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH DBS Corporation filed November 26, 2021).

4.9*

Loan and Security Agreement, dated as of November 26, 2021, between DISH DBS Corporation and DISH Network Corporation (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K of DISH DBS Corporation filed November 26, 2021).

4.10*	Supplemental Indenture relating to the 5 7/8% Senior Notes due 2022 (incorporated by reference from Exhibit 4.13 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.11*	Supplemental Indenture relating to the 5% Senior Notes due 2023 (incorporated by reference from Exhibit 4.14 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.12*	Supplemental Indenture relating to the 5 7/8% Senior Notes due 2024 (incorporated by reference from Exhibit 4.15 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.13*	Supplemental Indenture relating to the 7 3/4% Senior Notes due 2026 (incorporated by reference from Exhibit 4.16 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

10.1*	2002 Class B CEO Stock Option Plan (incorporated by reference from Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002). **

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

10.23*	Description of the 2017 Long-Term Incentive Plan dated December 2, 2016 (incorporated by reference from the Current Report on Form 8-K of DISH Network Corporation filed December 8, 2016). **

10.24*	Description of the 2019 Long-Term Incentive Plan dated August 17, 2018 (incorporated by reference from the Current Report on Form 8-K of DISH Network Corporation filed August 23, 2018). **

10.25*	Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020). **

10.26*	Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020). **

10.27*	Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020). **

22◻	List of Subsidiary Guarantors

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101 ◻

The following materials from the Annual Report on Form 10-K of DISH DBS Corporation for the year ended December 31, 2021, filed on March 11, 2022, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholder’s Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

Date: March 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Erik Carlson	President and Chief Executive Officer	March 11, 2022
W. Erik Carlson	(Principal Executive Officer)

/s/ Paul W. Orban	Executive Vice President and Chief Financial Officer	March 11, 2022
Paul W. Orban	(Principal Financial Officer)

/s/ James S. Allen	Senior Vice President and Chief Accounting Officer	March 11, 2022
James S. Allen	(Principal Accounting Officer)

/s/ Charles W. Ergen	Chairman	March 11, 2022
Charles W. Ergen

/s/ James DeFranco	Director	March 11, 2022
James DeFranco

/s/ Timothy A. Messner	Director	March 11, 2022
Timothy A. Messner

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors

DISH DBS Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DISH DBS Corporation and subsidiaries (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over revenue

As discussed in Note 14 to the consolidated financial statements, the Company had $12.8 billion in revenue for the year ended December 31, 2021. The Company’s revenue includes multiple revenue streams and certain aspects of the Company’s processes and information technology (IT) systems differ among the revenue streams.

We identified the evaluation of sufficiency of audit evidence over certain revenue streams as a critical audit matter. The number of revenue streams and the revenue-related IT applications required a high-degree of auditor judgment to evaluate the sufficiency of audit evidence over revenue. Subjective auditor judgment was required to evaluate that revenue data was captured and aggregated throughout these various IT applications. Additionally, IT professionals with specialized skills and knowledge were required to evaluate the nature and extent of evidence obtained over certain revenue streams.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. For each revenue stream where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process, including recording of revenue. We also evaluated the design and tested the operating effectiveness of certain general IT and application controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications used by the Company in its revenue recognition processes and the transfer of relevant revenue data between certain systems used in the revenue recognition processes.  For certain revenue streams, we assessed the recorded revenue by comparing total cash received during the year, adjusted for reconciling items, to the revenue recognized.  Such assessment also evaluated the relevance and reliability of reconciling items to underlying documentation, including the changes in accounts receivable and deferred revenue.

We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado

March 11, 2022

DISH DBS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$1,373,591	$1,238,409
Marketable investment securities	1,670,739	132,593
Trade accounts receivable, net of allowance for credit losses of $32,861 and $43,233, respectively	601,553	626,375
Inventory	292,099	262,297
Other current assets	270,417	272,955
Total current assets	4,208,399	2,532,629

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	55,027	58,323
Property and equipment, net	1,233,180	1,564,704
FCC authorizations	611,794	611,794
Other investment securities	99,606	97,306
Operating lease assets	220,089	380,968
Note receivable - DISH Network (Note 17)	5,250,000	—
Interest receivable - DISH Network (Note 17)	31,840	—
Other noncurrent assets, net	152,747	222,311
Total noncurrent assets	7,654,283	2,935,406
Total assets	$11,862,682	$5,468,035

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$522,523	$315,661
Deferred revenue and other	602,521	667,226
Accrued programming	1,376,770	1,388,407
Accrued interest	239,571	216,459
Other accrued expenses	588,201	625,342
Current portion of long-term debt and finance lease obligations	2,042,641	2,052,374
Total current liabilities	5,372,227	5,265,469

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion	13,294,988	8,619,116
Deferred tax liabilities	469,418	514,928
Operating lease liabilities	83,725	192,624
Long-term deferred revenue and other long-term liabilities	197,147	195,903
Total long-term obligations, net of current portion	14,045,278	9,522,571
Total liabilities	19,417,505	14,788,040

Commitments and Contingencies (Note 12)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,492,174	1,463,407
Accumulated other comprehensive income (loss)	(1,262)	(805)
Accumulated earnings (deficit)	(9,045,735)	(10,782,607)
Total stockholder’s equity (deficit)	(7,554,823)	(9,320,005)
Total liabilities and stockholder’s equity (deficit)	$11,862,682	$5,468,035

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Revenue:
Service revenue	$12,649,285	$12,576,470	$12,436,637
Equipment sales and other revenue	112,578	151,159	186,256
Total revenue	12,761,863	12,727,629	12,622,893

Costs and Expenses (exclusive of depreciation):
Cost of services	7,852,934	7,916,036	8,384,473
Cost of sales - equipment and other	87,578	104,470	172,700
Selling, general and administrative expenses	1,442,897	1,440,553	1,667,174
Depreciation and amortization	439,004	504,638	577,348
Total costs and expenses	9,822,413	9,965,697	10,801,695

Operating income (loss)	2,939,450	2,761,932	1,821,198

Other Income (Expense):
Interest income	36,458	3,548	30,041
Interest expense, net of amounts capitalized	(683,803)	(682,506)	(756,690)
Other, net	(820)	1,686	7,609
Total other income (expense)	(648,165)	(677,272)	(719,040)

Income (loss) before income taxes	2,291,285	2,084,660	1,102,158
Income tax (provision) benefit, net	(554,413)	(500,358)	(274,751)
Net income (loss)	1,736,872	1,584,302	827,407
Less: Net income (loss) attributable to noncontrolling interests, net of tax	—	—	(124)
Net income (loss) attributable to DISH DBS	$1,736,872	$1,584,302	$827,531

Comprehensive Income (Loss):
Net income (loss)	$1,736,872	$1,584,302	$827,407
Other comprehensive income (loss):
Foreign currency translation adjustments	(402)	(401)	(133)
Unrealized holding gains (losses) on available-for-sale debt securities	(122)	2	81
Deferred income tax (expense) benefit, net	67	43	(21)
Total other comprehensive income (loss), net of tax	(457)	(356)	(73)
Comprehensive income (loss)	1,736,415	1,583,946	827,334
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	—	—	(124)
Comprehensive income (loss) attributable to DISH DBS	$1,736,415	$1,583,946	$827,458

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interests	Total
Balance, December 31, 2018	$—	$1,152,369	$(376)	$(13,194,440)	$287	$(12,042,160)
Non-cash, stock-based compensation	—	13,853	—	—	—	13,853
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	81	—	—	81
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(21)	—	—	(21)
Foreign currency translation	—	—	(133)	—	—	(133)
Satellite and Spectrum Transaction, net of deferred taxes of $29,075	—	267,437	—	—	(163)	267,274
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(124)	(124)
Net income (loss) attributable to DISH DBS	—	—	—	827,531	—	827,531
Other	—	(923)	—	—	—	(923)
Balance, December 31, 2019	$—	$1,432,736	$(449)	$(12,366,909)	$—	$(10,934,622)
Non-cash, stock-based compensation	—	30,671	—	—	—	30,671
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	2	—	—	2
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	43	—	—	43
Foreign currency translation	—	—	(401)	—	—	(401)
Net income (loss)	—	—	—	1,584,302	—	1,584,302
Balance, December 31, 2020	$—	$1,463,407	$(805)	$(10,782,607)	$—	$(9,320,005)
Non-cash, stock-based compensation	—	11,830	—	—	—	11,830
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(122)	—	—	(122)
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	67	—	—	67
Sale of assets to DISH Network, net of deferred taxes of $2,292	—	16,937	—	—	—	16,937
Foreign currency translation	—	—	(402)	—	—	(402)
Net income (loss)	—	—	—	1,736,872	—	1,736,872
Balance, December 31, 2021	$—	$1,492,174	$(1,262)	$(9,045,735)	$—	$(7,554,823)

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$1,736,872	$1,584,302	$827,407
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	439,004	504,638	577,348
Realized and unrealized losses (gains) on investments and other	3,587	—	(3,119)
Non-cash, stock-based compensation	11,830	30,671	13,853
Deferred tax expense (benefit)	(41,304)	13,114	11,310
Changes in allowance for credit losses and allowance for doubtful accounts, respectively	(10,372)	23,953	2,324
Other, net	51,842	4,709	71,406
Changes in current assets and current liabilities:
Trade accounts receivable	24,037	(81,649)	52,599
Inventory	(38,405)	32,916	(78,216)
Other current assets	2,538	(108,188)	70,449
Trade accounts payable	206,862	49,244	49,149
Deferred revenue and other	(64,705)	(6,853)	29,159
Accrued programming and other accrued expenses	28,276	(167,399)	(238,969)
Net cash flows from operating activities	2,350,062	1,879,458	1,384,700

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	(1,538,268)	(132,591)	153,422
Purchases of property and equipment	(156,860)	(298,566)	(392,690)
Proceeds from sale of assets to DISH Network, net of tax	60,369	—	—
Notes receivable - DISH Network	(5,250,000)	—	—
Other, net	8,572	8,851	73,352
Net cash flows from investing activities	(6,876,187)	(422,306)	(165,916)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(54,162)	(54,438)	(35,356)
Redemption and repurchases of senior notes	(2,000,000)	(1,100,000)	(1,317,372)
Proceeds from issuance of senior notes	6,750,000	1,000,000	—
Debt issuance costs	(34,459)	(1,670)	—
Advances to/from affiliates	—	(82,415)	82,415
Other, net	(3,368)	—	(444)
Net cash flows from financing activities	4,658,011	(238,523)	(1,270,757)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	131,886	1,218,629	(51,973)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	1,296,732	78,103	130,076
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$1,428,618	$1,296,732	$78,103

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of December 31, 2021, we had 10.707 million Pay-TV subscribers in the United States, including 8.221 million DISH TV subscribers and 2.486 million SLING TV subscribers.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are used in accounting for, among other things, allowances for credit losses, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under DISH Network’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, nonrefundable upfront fees, independent third-party retailer incentives, programming expenses and subscriber lives. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents as of December 31, 2021 and 2020 may consist of money market funds, government bonds, corporate notes and commercial paper. The cost of these investments approximates their fair value.

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

We evaluate our debt investment portfolio to determine whether declines in the fair value of these securities are related to credit loss. Management estimates credit losses on marketable debt securities utilizing a credit loss impairment model on a quarterly basis. We estimate the expected credit losses, measured over the contractual life of marketable debt securities considering relevant issuer specific factors, including, but not limited to, a decrease in credit ratings or an entity’s ability to pay.

Trade Accounts Receivable

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

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

We review our long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that have finite lives are amortized over their estimated useful lives. For assets which are held and used in operations, the asset would be impaired if the carrying amount of the asset (or asset group) exceeded its undiscounted future net cash flows. Once an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value as estimated using one of the following approaches: income, cost and/or market. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The carrying amount of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying amount. In that event, a loss is recorded in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying amount exceeds the fair value of the long-lived asset or asset group. Fair value, using the income approach, is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value, utilizing the cost approach, is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, benchmarks the fair value against the carrying amount.

DBS Satellites

We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2021 and 2020. We will continue to monitor the DBS satellite fleet for indicators of impairment.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

●	FCC licenses are not technologically dependent; and
●	we intend to use these assets indefinitely.

DBS Licenses

We combine all of our indefinite-lived DBS licenses that we currently utilize or plan to utilize in the future into a single unit of accounting. For 2021, 2020 and 2019, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS licenses exceeds the carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount. As such, no further analysis was required.

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed as of the acquisition date.

In conducting our annual impairment test for 2021, 2020 and 2019, we performed a qualitative assessment, which considered several factors, including, among others, macroeconomic conditions, industry and market conditions, and relevant company specific events and perception of the market.  In contemplating all factors in their totality, we determined that the fair value was in excess of the carrying amount.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2021 and 2020, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 4 for the fair value of our marketable investment securities.

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

Deferred Debt Issuance Costs and Debt Discounts

Costs of issuing debt are generally deferred and amortized to interest expense using the effective interest rate method over the terms of the respective notes. Any debt discount is deferred and amortized to interest expense using the effective interest rate method over the terms of the respective notes. See Note 8 for further information.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the years ended December 31, 2021, 2020 and 2019, we capitalized $117 million, $162 million and $207 million, respectively, under these programs.  The amortization expense related to these programs was $158 million, $123 million and $76 million for the years ended December 31, 2021, 2020 and 2019, respectively.  As of December 31, 2021 and 2020, we had a total of $298 million and $339 million, respectively, capitalized on our Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent the present value of our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. When our leases do not provide an implicit rate, we use our IBR based on the information available at commencement date in determining the present value of lease payments. Our IBR is based on an estimated secured rate plus a credit spread as secured by our assets. The operating lease ROU asset also includes the impact of prepaid or deferred lease payments. The length of our lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

We currently lease and historically have leased certain assets from EchoStar, including, among other things, satellites, office space and data centers. On May 19, 2019, DISH Network entered into a Master Transaction Agreement (as defined in Note 17) with EchoStar and effective September 10, 2019, certain satellites and real estate assets leased from EchoStar were transferred to DISH Network.

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

Cost of Services

“Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes Pay-TV programming expenses and other operating costs related to our Pay-TV services.

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $431 million, $432 million and $520 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Research and Development

Research and development costs are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $29 million, $24 million and $21 million for the years ended December 31, 2021, 2020 and 2019, respectively.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Years Ended December 31,
	2021	2020	2019

	(In thousands)
Cash paid for interest	$636,934	$632,506	$765,510
Cash received for interest	4,263	3,548	30,041
Cash paid for income taxes	38,411	22,968	19,485
Cash paid for income taxes to DISH Network	562,268	473,793	245,028
Capitalized interest	—	—	440
Vendor financing	164	—	—

Our parent, DISH Network, provides a centralized system for the management of our cash and marketable investment securities as it does for all of its subsidiaries to, among other reasons, maximize yield of the portfolio. As a result, the cash and marketable investment securities included on our Consolidated Balance Sheets are a component or portion of the overall cash and marketable investment securities portfolio included on DISH Network’s Consolidated Balance Sheets and are managed by DISH Network. We are reflecting the purchases and sales of marketable investment securities on a net basis for each period presented on our Consolidated Statements of Cash Flows as we believe the net presentation is more meaningful to our cash flows from investing activities.

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of December 31,
	2021	2020

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$1,670,739	$132,593
Restricted marketable investment securities (1)	—	—
Total marketable investment securities	1,670,739	132,593

Restricted cash and cash equivalents (1)	55,027	58,323

Other investment securities:
Other investment securities	99,606	97,306
Total other investment securities	99,606	97,306

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$1,825,372	$288,222

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Consolidated Balance Sheets.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2021 and 2020, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2021				2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$1,404,505	$60,085	$1,344,420	$—	$1,278,971	$172,025	$1,106,946	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$22,476	$22,476	$—	$—
Commercial paper	1,413,134	—	1,413,134	—	101,959	—	101,959	—
Corporate securities	254,631	—	254,631	—	8,068	—	8,068	—
Other	2,974	—	2,974	—	90	—	90	—
Total	$1,670,739	$—	$1,670,739	$—	$132,593	$22,476	$110,117	$—

As of December 31, 2021, restricted and non-restricted marketable investment securities included debt securities of $1.634 billion with contractual maturities within one year and $37 million with contractual maturities extending longer than one year through and including five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other, net:	2021	2020	2019

	(In thousands)
Marketable investment securities - realized and unrealized gains (losses)	$—	$—	$3,602
Costs related to early redemption of debt	(3,587)	—	(483)
Equity in earnings (losses) of affiliates	2,520	653	3,514
Other	247	1,033	976
Total	$(820)	$1,686	$7,609

5.Inventory

Inventory consisted of the following:

	As of December 31,
	2021	2020

	(In thousands)
Finished goods	$246,723	$226,866
Work-in-process and service repairs	19,074	25,206
Raw materials	26,302	10,225
Total inventory	$292,099	$262,297

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2021	2020

		(In thousands)
Equipment leased to customers	2-5	$1,518,880	$1,719,778
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements	Less than 1 - 15	398,107	398,107
Furniture, fixtures, equipment and other	2-10	1,882,610	1,969,107
Buildings and improvements	5-40	292,840	301,037
Land	-	12,505	13,186
Construction in progress	-	37,339	51,800
Total property and equipment		4,831,194	5,141,928
Accumulated depreciation		(3,598,014)	(3,577,224)
Property and equipment, net		$1,233,180	$1,564,704

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2021	2020	2019

	(In thousands)
Equipment leased to customers	$244,735	$290,006	$370,867
Satellites	95,187	95,187	65,441
Buildings, furniture, fixtures, equipment and other	99,082	119,445	141,040
Total depreciation and amortization	$439,004	$504,638	$577,348

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Satellites

Pay-TV Satellites. We currently utilize ten satellites in geostationary orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on five satellites that we lease from DISH Network, one satellite that we lease from EchoStar, and two satellites that we lease from third parties. All leased satellites are accounted for as operating leases except Nimiq 5 and Anik F3, which are accounted for as financing leases and are each depreciated over their economic life.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2021, our pay-TV satellite fleet consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A

Leased from EchoStar:
EchoStar IX	August 2003	121	Month to month

Leased from DISH Network (1):
EchoStar X	February 2006	110	February 2023
EchoStar XI	July 2008	110	September 2022
EchoStar XIV	March 2010	119	February 2023
EchoStar XVI	November 2012	61.5	January 2023
Nimiq 5 (2)	September 2009	72.7	September 2022

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	July 2023

(1)	See Note 17 for further information on our Related Party Transactions with DISH Network.
(2)	The Nimiq 5 satellite, for which we have the option to renew on a year-to-year basis through September 2024 (when DISH Network’s lease term expires) was previously classified as an operating lease. As a result of the Master Transaction Agreement and expiration of the initial lease term in 2019, we now include our options to renew the lease through September 2024 in the lease term as we are reasonably certain to exercise those options. Accordingly, Nimiq 5 is accounted for as a finance lease.

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

In the past, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation. There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet. See Note 2 for further information on evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail. We generally do not carry commercial launch or in-orbit insurance on any of the satellites that we own and therefore, we will bear the risk associated with any uninsured launch or in-orbit satellite failures.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets

As of December 31, 2021 and 2020, our identifiable intangibles subject to amortization consisted of the following:

	As of December 31,
	2021		2020
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization

	(In thousands)
Technology-based	$58,162	$(54,535)	$58,162	$(53,991)
Trademarks	18,251	(16,928)	35,010	(33,396)
Contract-based	4,500	(4,500)	4,500	(4,500)
Customer relationships	23,632	(23,632)	23,632	(23,632)
Total	$104,545	$(99,595)	$121,304	$(115,519)

These identifiable intangibles are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately five to 20 years. Amortization was $1 million, $3 million and $6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2021 is as follows (in thousands):

For the Years Ended December 31,
2022	$666
2023	654
2024	654
2025	654
2026	654
Thereafter	1,668
Total	$4,950

As of December 31, 2021 and 2020, we had goodwill of $6 million, which is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.

FCC Authorizations

As of December 31, 2021 and 2020, our FCC Authorizations consisted of the following:

	As of December 31,
	2021	2020

	(In thousands)
DBS Licenses	$611,794	$611,794
Total	$611,794	$611,794

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of lease expense were as follows:

	For the Years Ended December 31,
	2021	2020	2019

	(In thousands)
Operating lease cost	$217,635	$246,523	$297,181

Short-term lease cost (1)	33,456	11,409	37,686

Finance lease cost:
Amortization of right-of-use assets	49,496	49,496	29,134
Interest on lease liabilities	13,122	17,595	9,826
Total finance lease cost	62,618	67,091	38,960
Total lease costs	$313,709	$325,023	$373,827

(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2021	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$213,135	$247,413	$301,524
Operating cash flows from finance leases	$13,002	$17,595	$9,826
Financing cash flows from finance leases	$51,608	$49,231	$31,841

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$22,780	$37,899	$81,198
Finance leases	$—	$—	$175,311

Right-of-use assets and liabilities recognized at January 1, 2019 upon adoption of ASC 842			$730,180

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2021	2020

	(In thousands)
Operating Leases:
Operating lease assets	$220,089	$380,968

Other current liabilities	$139,492	$186,967
Operating lease liabilities	83,725	192,624
Total operating lease liabilities	$223,217	$379,591

Finance Leases:
Property and equipment, gross	$399,126	$398,875
Accumulated depreciation	(300,569)	(251,073)
Property and equipment, net	$98,557	$147,802

Other current liabilities	$39,957	$49,820
Other long-term liabilities	69,207	110,789
Total finance lease liabilities	$109,164	$160,609

Weighted Average Remaining Lease Term:
Operating leases	3.0 years	2.9 years
Finance leases	2.6 years	3.3 years

Weighted Average Discount Rate:
Operating leases	8.2%	8.7%
Finance leases	9.9%	9.6%

Maturities of lease liabilities as of December 31, 2021 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2022	$150,036	$48,481	$198,517
2023	40,454	42,950	83,404
2024	17,059	32,147	49,206
2025	9,813	—	9,813
2026	7,361	—	7,361
Thereafter	28,860	—	28,860
Total lease payments	253,583	123,578	377,161
Less: Imputed interest	(30,366)	(14,414)	(44,780)
Total	223,217	109,164	332,381
Less: Current portion	(139,492)	(39,957)	(179,449)
Long-term portion of lease obligations	$83,725	$69,207	$152,932

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2021 and 2020:

	As of December 31,
	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
6 3/4% Senior Notes due 2021 (1)	$—	$—	$2,000,000	$2,047,260
5 7/8% Senior Notes due 2022 (2)	2,000,000	2,039,700	2,000,000	2,095,820
5% Senior Notes due 2023	1,500,000	1,541,670	1,500,000	1,566,300
5 7/8% Senior Notes due 2024	2,000,000	2,060,180	2,000,000	2,099,580
7 3/4% Senior Notes due 2026	2,000,000	2,122,700	2,000,000	2,236,520
5 1/4% Senior Secured Notes due 2026	2,750,000	2,792,900	—	—
7 3/8% Senior Notes due 2028	1,000,000	1,017,060	1,000,000	1,070,130
5 3/4% Senior Secured Notes due 2028	2,500,000	2,520,650	—	—
5 1/8% Senior Notes due 2029	1,500,000	1,365,645	—	—
Other notes payable	21,012	21,012	23,565	23,565
Subtotal	15,271,012	$15,481,517	10,523,565	$11,139,175
Unamortized deferred financing costs and debt discounts, net	(42,547)		(12,684)
Finance lease obligations (3)	109,164		160,609
Total long-term debt and finance lease obligations (including current portion)	$15,337,629		$10,671,490

(1)	As of June 1, 2021, we had repurchased or redeemed the principal balance of our 6 3/4% Senior Notes due 2021.
(2)	Our 5 7/8% Senior Notes due 2022 mature on July 15, 2022 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Consolidated Balance Sheets as of December 31, 2021.
(3)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Unsecured Senior Notes

Our Senior Notes are:

●	general unsecured senior obligations of DISH DBS;
●	ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and
●	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

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

5 7/8% Senior Notes due 2022

On May 16, 2012 and July 26, 2012, we issued $1.0 billion and $1.0 billion, respectively, aggregate principal amount of our ten-year 5 7/8% Senior Notes due July 15, 2022. On October 9, 2012, we completed an exchange offer in which we exchanged substantially all of the notes for a like principal amount of notes with identical terms, except that such new notes have been registered under the Securities Act of 1933, as amended (the “Securities Act”). We did not receive any proceeds in the exchange offer.  Interest accrues at an annual rate of 5 7/8% and is payable semi-annually in cash, in arrears on January 15 and July 15 of each year.

The 5 7/8% Senior Notes due 2022 are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.

5% Senior Notes due 2023

On December 27, 2012, we issued $1.5 billion aggregate principal amount of our 5% Senior Notes due March 15, 2023 in a private offering. On May 9, 2013, we completed an exchange offer in which we exchanged substantially all of the notes for a like principal amount of notes with identical terms, except that such new notes have been registered under the Securities Act. We did not receive any proceeds in the exchange offer. Interest accrues at an annual rate of 5% and is payable semi-annually in cash, in arrears on March 15 and September 15 of each year.

The 5% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.

5 7/8% Senior Notes due 2024

On November 20, 2014, we issued $2.0 billion aggregate principal amount of our ten-year 5 7/8% Senior Notes due November 15, 2024. On January 29, 2015, we completed an exchange offer in which we exchanged substantially all of the notes for a like principal amount of notes with identical terms, except that such new notes have been registered under the Securities Act. We did not receive any proceeds in the exchange offer. Interest accrues at an annual rate of 5 7/8% and is payable semi-annually in cash, in arrears on May 15 and November 15 of each year.

The 5 7/8% Senior Notes due 2024 are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7 3/4% Senior Notes due 2026

On June 13, 2016, we issued $2.0 billion aggregate principal amount of our ten-year 7 3/4% Senior Notes due July 1, 2026. On October 3, 2016, we completed an exchange offer in which we exchanged substantially all of the notes for a like principal amount of notes with identical terms, except that such new notes have been registered under the Securities Act. We did not receive any proceeds in the exchange offer. Interest accrues at an annual rate of 7 3/4% and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year.

The 7 3/4% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.

7 3/8% Senior Notes due 2028

On July 1, 2020, we issued $1.0 billion aggregate principal amount of our 7 3/8% Senior Notes due July 1, 2028. On September 29, 2020, we completed an exchange offer in which we exchanged substantially all of the notes for a like principal amount of notes with identical terms, except that such new notes have been registered under the Securities Act. We did not receive any proceeds in the exchange offer. Interest accrues at an annual rate of 7 3/8% and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year.

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

5 1/8% Senior Notes due 2029

On May 24, 2021, we issued $1.5 billion aggregate principal amount of our 5 1/8% Senior Notes due June 1, 2029. On August 30, 2021, we completed an exchange offer in which we exchanged substantially all of the notes for a like principal amount of notes with identical terms, except that such new notes have been registered under the Securities Act. We did not receive any proceeds in the exchange offer. Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year.

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

Senior Secured Notes

Our Senior Secured Notes are:

●	general senior secured obligations of DISH DBS;
●	secured by security interests in substantially all existing and future tangible and intangible assets of DISH DBS and its principal operating subsidiaries on a first priority basis, subject to certain exceptions;
●	ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future senior debt;
●	ranked senior in right of payment and effectively senior to any of DISH DBS’ and the guarantors’ junior lien or unsecured debt to the extent of the value of the pledged collateral that secures the Senior Secured Notes; and

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

●	ranked effectively junior to DISH DBS’ and the guarantors’ obligations that are secured by assets that are not part of the pledged collateral that secures the Senior Secured Notes, to the extent of the value of such assets.

The indenture related to our Senior Secured Notes contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

●	incur additional debt;
●	pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock;
●	make certain investments;
●	create liens or enter into sale and leaseback transactions;
●	enter into transactions with affiliates;
●	merge or consolidate with another company; and
●	transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

The net proceeds from the offering of our Senior Secured Notes were used to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with future advances to DISH Network, the “Intercompany Loan”) between us and DISH Network in order to finance the potential purchase of wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. We may make additional advances to DISH Network under the Intercompany Loan, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network under the Intercompany Loan. The Intercompany Loan is secured by (i) the cash proceeds of the loan and (ii) an interest in any wireless spectrum licenses acquired using such proceeds. In certain cases, DISH Network wireless spectrum licenses (valued based upon a third-party valuation) may be substituted for the collateral. The Intercompany Loan is not included as collateral for the Senior Secured Notes, and the Senior Secured Notes are subordinated to our existing and certain future unsecured notes with respect to certain realizations under the Intercompany Loan and any collateral pledged as security for the Intercompany Loan.

The initial cash proceeds of the Intercompany Loan were paid to the FCC by DISH Network in connection with DISH Network’s wholly-owned subsidiary Weminuche L.L.C.’s (“Weminuche”) winning bids in the FCC’s auction for the Flexible-Use Service Licenses in the 3.45–3.55 GHz band (“Auction 110”). As a result, the Intercompany Loan is secured by Weminuche’s interest in the wireless spectrum licenses acquired in Auction 110 with such cash proceeds.

5 1/4% Senior Secured Notes due 2026

On November 26, 2021, we issued $2.750 billion aggregate principal amount of our 5 1/4% Senior Secured Notes due December 1, 2026. Interest accrues at an annual rate of 5 1/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year, commencing on June 1, 2022.

The 5 1/4% Senior Secured Notes due 2026 are redeemable, in whole or in part, at any time prior to June 1, 2026 (the “2026 Par Call Date”) at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  At any time on or after the 2026 Par Call Date, we may redeem the 5 1/4% Senior Secured Notes due 2026, in whole at any time or in part from time to time, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. Prior to December 1, 2024, we may also redeem up to 35% of the 5 1/4% Senior Secured Notes due 2026 at a specified premium with the net cash proceeds from certain equity offerings or capital contributions. At any time and from time to time during the 36-month period following the issue date of the 5 1/4% Senior Secured Notes due 2026, we may redeem up to 10% of the aggregate principal amount during each twelve-month period commencing with the issue date at a redemption price of 103% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5 3/4% Senior Secured Notes due 2028

On November 26, 2021, we issued $2.5 billion aggregate principal amount of our 5 3/4% Senior Secured Notes due December 1, 2028. Interest accrues at an annual rate of 5 3/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year, commencing on June 1, 2022.

The 5 3/4% Senior Secured Notes due 2028 are redeemable, in whole or in part, at any time prior to December 1, 2027 (the “2028 Par Call Date”) at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  At any time on or after the 2028 Par Call Date, we may redeem the 5 3/4% Senior Secured Notes due 2028, in whole at any time or in part from time to time, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. Prior to December 1, 2024, we may also redeem up to 35% of the 5 3/4% Senior Secured Notes due 2028 at a specified premium with the net cash proceeds from certain equity offerings or capital contributions. At any time and from time to time during the 36-month period following the issue date of the 5 3/4% Senior Secured Notes due 2028, we may redeem up to 10% of the aggregate principal amount during each twelve-month period commencing with the issue date at a redemption price of 103% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
5 7/8% Senior Notes due 2022 (1)	January 15 and July 15	$117,500
5% Senior Notes due 2023	March 15 and September 15	$75,000
5 7/8% Senior Notes due 2024	May 15 and November 15	$117,500
7 3/4% Senior Notes due 2026	January 1 and July 1	$155,000
5 1/4% Senior Secured Notes due 2026	June 1 and December 1	$144,375
7 3/8% Senior Notes due 2028	January 1 and July 1	$73,750
5 3/4% Senior Secured Notes due 2028	June 1 and December 1	$143,750
5 1/8% Senior Notes due 2029	June 1 and December 1	$76,875

(1)	Our 5 7/8% Senior Notes due 2022 mature on July 15, 2022 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Consolidated Balance Sheets as of December 31, 2021.

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Long-Term Debt and Finance Lease Obligations

Other long-term debt and finance lease obligations consisted of the following:

	As of December 31,
	2021	2020

	(In thousands)
Satellites and other finance lease obligations	$109,164	$160,609
Notes payable related to satellite vendor financing and other debt payable in installments through 2031 with interest rates ranging from approximately 4.0% to 6.0%	21,012	23,565
Total	130,176	184,174
Less: current portion	(42,641)	(52,374)
Other long-term debt and finance lease obligations, net of current portion	$87,535	$131,800

Finance Lease Obligations

Anik F3. Anik F3, an FSS satellite, was launched and commenced commercial operation in April 2007. This satellite is accounted for as a finance lease and depreciated over the term of the satellite service agreement. We lease 100% of the Ku-band capacity on Anik F3 for a period of 15 years, which expires in April 2022.

Nimiq 5. On May 19, 2019, DISH Network entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the satellite service agreement for Nimiq 5 was transferred to DISH Network and we began leasing it from an indirect wholly-owned subsidiary of DISH Network. Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree west longitude orbital location during October 2009. This satellite is accounted for as a finance lease and depreciated over the term of the satellite service agreement which includes options to extend the lease that we are reasonably certain to exercise. We lease 100% of the capacity on Nimiq 5, and this lease expires in September 2022. See Note 17 for further information.

Ciel II. Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation in February 2009. This satellite was previously accounted for as a finance lease and depreciated over the term of the satellite service agreement, however, as a result of an amendment, which was effective during the first quarter 2019, Ciel II is now accounted for as an operating lease. We lease 100% of the capacity on Ciel II. The initial ten-year term expired in January 2019 and as a result of an amendment, we renewed this lease through July 2023.

The summary of future maturities of our outstanding long-term debt as of December 31, 2021 is included in the commitments table in Note 12.

9.Income Taxes and Accounting for Uncertainty in Income Taxes

Income Taxes

DISH DBS and its domestic subsidiaries join with DISH Network in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The federal and state income tax provisions or benefits recorded by DISH DBS are generally those that would have been recorded if DISH DBS and its domestic subsidiaries had filed returns as a consolidated group independent of DISH Network. Cash is due and paid to DISH Network based on amounts that would be payable based on DISH DBS consolidated or combined group filings. Amounts are receivable from DISH Network on a basis similar to when they would be receivable from the IRS or other state taxing authorities. The amounts paid to DISH Network during the years ended December 31, 2021, 2020 and 2019 were $562 million, $474 million and $245 million, respectively.

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

As of December 31, 2021, we had no net operating loss carryforwards (“NOLs”) for federal and state income tax purposes. In addition, there are $10 million of tax benefits related to credit carryforwards which are fully offset by a valuation allowance. Portions of the credit carryforwards will begin to expire in 2023.

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2021	2020	2019

	(In thousands)
Current (benefit) provision:
Federal	$486,736	$394,824	$208,821
State	106,594	88,449	48,417
Foreign	2,387	3,971	6,203
Total current (benefit) provision	595,717	487,244	263,441

Deferred (benefit) provision:
Federal	(31,424)	14,327	11,243
State	(7,090)	(2,161)	(1,987)
Increase (decrease) in valuation allowance	(2,790)	948	2,054
Total deferred (benefit) provision	(41,304)	13,114	11,310
Total (benefit) provision	$554,413	$500,358	$274,751

Our $2.291 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included income of $12 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2021	2020	2019

	% of pre-tax income/(loss)
Statutory rate	21.0	21.0	21.0
State income taxes, net of federal benefit	3.5	3.6	3.6
Other, net	(0.3)	(0.6)	0.3
Total (benefit) provision for income taxes	24.2	24.0	24.9

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2021	2020

	(In thousands)
Deferred tax assets:
NOL, interest, credit and other carryforwards	$7,679	$10,641
Accrued and prepaid expenses	6,588	4,911
Stock-based compensation	11,545	15,924
Deferred revenue	7,703	27,612
Total deferred tax assets	33,515	59,088
Valuation allowance	(7,679)	(10,469)
Deferred tax asset after valuation allowance	25,836	48,619

Deferred tax liabilities:
Depreciation	(316,002)	(386,379)
FCC authorizations and other intangible amortization	(176,640)	(173,539)
Bases difference in partnerships and other investments	(2,612)	(3,629)
Total deferred tax liabilities	(495,254)	(563,547)
Net deferred tax asset (liability)	$(469,418)	$(514,928)

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations. We are subject to United States federal, state and local income tax examinations by tax authorities for the years beginning in 2008 due to the carryover of previously incurred NOLs. We are currently under a federal income tax examination for years 2008 through 2011, 2013 through 2016, and 2018.

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2021	2020	2019

	(In thousands)
Balance as of beginning of period	$188,141	$208,152	$194,136
Additions based on tax positions related to the current year	303	233	3,232
Additions based on tax positions related to prior years	12,095	1,800	28,137
Reductions based on tax positions related to prior years	(1,400)	(20,337)	(13,028)
Reductions based on tax positions related to settlements with taxing authorities	—	(831)	(2,362)
Reductions based on tax positions related to the lapse of the statute of limitations	(628)	(876)	(1,963)
Balance as of end of period	$198,511	$188,141	$208,152

We have $159 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. We do not expect any material portion of this amount to be paid or settled within the next twelve months.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the years ended December 31, 2021, 2020 and 2019, we recorded $6 million, $2 million and $7 million in net interest and penalty expense to earnings, respectively. Accrued interest and penalties were $41 million and $35 million at December 31, 2021 and 2020, respectively. The above table excludes these amounts.

10.Employee Benefit Plans

Employee Stock Purchase Plan

Our employees may participate in the DISH Network employee stock purchase plan (the “ESPP”), in which DISH Network is authorized to issue up to 6.8 million shares of Class A common stock. At December 31, 2021, DISH Network had 1.9 million shares of Class A common stock which remain available for issuance under the ESPP. Substantially all full-time employees who have been employed by DISH Network for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase DISH Network’s capital stock under all of DISH Network’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of DISH Network’s Class A common stock on the last business day of each calendar quarter in which such shares of DISH Network’s Class A common stock are deemed sold to an employee under the ESPP. During the years ended December 31, 2021, 2020 and 2019, employee purchases of DISH Network’s Class A common stock through the ESPP totaled approximately 0.6 million, 0.8 million and 0.6 million shares, respectively.

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

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2021	2020	2019

	(In thousands)
Matching contributions, net of forfeitures	$7,525	$11,549	$11,181
Discretionary stock contributions, net of forfeitures	$24,347	$29,784	$28,774

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.Stock-Based Compensation

Stock Incentive Plans

DISH Network maintains stock incentive plans to attract and retain officers, directors and key employees. Our employees participate in the DISH Network stock incentive plans. Stock awards under these plans include both performance and non-performance based stock incentives. Many of our employees work on projects associated with our business and projects associated with DISH Network’s Wireless business segment and other operations of DISH Network, such as broadband. Stock options, restricted stock units and non-cash stock-based compensation expense are included below only for employees who devote 50% or more of their time to our business. For each employee, a change in status in relation to the 50% threshold is reflected as a transfer to or from another DISH Network subsidiary that is not part of DISH DBS. See Note 17 Related Party Transactions with DISH Network for costs associated with services provided by our employees to DISH Network. As of December 31, 2021, there were outstanding under these plans stock options to acquire 8.8 million shares of DISH Network’s Class A common stock and 1.1 million restricted stock units and awards associated with our employees. Stock options granted on or prior to December 31, 2021 were granted with exercise prices equal to or greater than the market value of DISH Network Class A common stock at the date of grant and with a maximum term of approximately ten years. While historically DISH Network has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH Network-specific subscriber, operational and/or financial goals. As of December 31, 2021, DISH Network had 62.2 million shares of its Class A common stock available for future grant under its stock incentive plans.

Exercise prices for DISH Network stock options outstanding and exercisable associated with our employees as of December 31, 2021 were as follows:

			As of December 31, 2021
			Options Outstanding			Options Exercisable
			Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$10.01	-	$20.00	179,100	7.07	$18.70	35,170	7.66	$18.70
$20.01	-	$30.00	242,249	6.64	$26.03	118,592	6.08	$25.19
$30.01	-	$40.00	4,853,731	6.29	$35.65	2,183,169	6.49	$35.61
$40.01	-	$50.00	1,612,039	7.16	$45.44	611,700	5.34	$47.34
$50.01	-	$60.00	1,305,126	4.58	$57.55	389,600	3.91	$56.99
$60.01	-	$70.00	641,800	4.43	$64.38	274,700	4.33	$65.13
$10.01	-	$70.00	8,834,045	6.09	$42.15	3,612,931	5.85	$41.64

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Award Activity

DISH Network stock option activity associated with our employees was as follows:

	For the Years Ended December 31,
	2021		2020		2019
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	10,183,615	$41.99	12,792,812	$41.52	13,365,489	$41.78
Granted	956,500	$40.55	1,112,500	$31.21	1,396,750	$33.52
Exercised	(667,179)	$33.87	(109,195)	$28.53	(713,411)	$27.46
Forfeited, cancelled and transferred (1)	(1,638,891)	$43.59	(3,612,502)	$37.41	(1,256,016)	$43.40
Total options outstanding, end of period	8,834,045	$42.15	10,183,615	$41.99	12,792,812	$41.52
Performance-based options outstanding, end of period (2)	3,021,629	$45.35	4,096,749	$44.44	7,608,446	$39.78
Exercisable at end of period	3,612,931	$41.64	3,760,431	$41.30	2,332,489	$44.93

(1)	Certain of these stock options include options that were granted to individuals who transferred to and/or from another DISH Network subsidiary not a part of DISH DBS.
(2)	These stock options are included in the caption “Total options outstanding, end of period.” See discussion of the 2013 LTIP, 2017 LTIP, 2019 LTIP and Other Employee Performance Awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2021	2020	2019

	(In thousands)
Tax benefit from stock awards exercised	$3,815	$3,361	$1,239

Based on the closing market price of DISH Network Class A common stock on December 31, 2021, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of December 31, 2021
	Options	Options
	Outstanding	Exercisable

	(In thousands)
Aggregate intrinsic value	$4,036	$1,355

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISH Network restricted stock unit and award activity associated with our employees was as follows:

	For the Years Ended December 31,
	2021		2020		2019
	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units/awards outstanding, beginning of period	1,550,245	$34.70	1,463,650	$50.82	1,718,945	$52.16
Granted	53,877	$42.40	1,470,505	$32.92	—	$—
Vested	(7,035)	$60.76	(697,660)	$63.81	(9,565)	$63.49
Forfeited, cancelled and transferred (1)	(467,021)	$33.84	(686,250)	$35.14	(245,730)	$59.86
Total restricted stock units/awards outstanding, end of period	1,130,066	$35.26	1,550,245	$34.70	1,463,650	$50.82
Restricted Performance Units/Awards outstanding, end of period (2)	1,078,425	$34.91	1,543,750	$34.58	1,446,300	$50.66

(1)	Certain of these restricted stock units/awards include restricted stock units/awards that were granted to individuals who transferred to and/or from another DISH Network subsidiary not a part of DISH DBS.
(2)	These stock units/awards are included in the caption “Total restricted stock units/awards outstanding, end of period.” See discussion of the 2013 LTIP and Other Employee Performance Awards below.

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

Although no awards vest until DISH Network attains the performance goals described above, compensation related to the 2013 LTIP will be recorded based on DISH Network’s assessment of the probability of meeting the remaining performance conditions. If the remaining performance conditions are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the performance condition.

During the years ended December 31, 2015, 2014 and 2013, DISH Network determined that 30%, 10% and 20%, respectively, of the 2013 LTIP performance conditions were probable of achievement. During the years ended December 31, 2018, 2017 and 2016, no additional 2013 LTIP performance conditions were deemed probable of achievement. As of December 31, 2018, approximately 20% of the 2013 LTIP awards had vested. During 2018, DISH Network determined the 2013 LTIP performance conditions were neither probable nor improbable of achievement. As a result, we no longer recorded non-cash, stock-based compensation expense for the 2013 LTIP. During 2021, DISH Network determined the 2013 LTIP performance conditions were not probable of achievement and as a result, we reversed $13 million of non-cash, stock-based compensation expense. In 2020 and 2019, no non-cash, stock-based compensation expense was recognized for the 2013 LTIP. Non-cash, stock-based compensation expense is detailed in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During both the years ended December 31, 2018 and 2017, DISH Network determined that 75% of the 2017 LTIP performance conditions were probable of achievement. During 2019, DISH Network determined the 2017 LTIP performance conditions were not probable of achievement and as a result, we reversed $13 million of non-cash, stock-based compensation expense. In 2021 and 2020, no non-cash, stock-based compensation expense was recognized for the 2017 LTIP. Non-cash, stock-based compensation expense is detailed in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

2019 LTIP.  On August 17, 2018, DISH Network adopted a long-term, performance-based stock incentive plan (the “2019 LTIP”).  The 2019 LTIP provides stock options, which vest based on certain DISH Network-specific subscriber, operational and/or financial performance conditions.  Vesting of the stock awards is contingent on achieving these conditions by December 31, 2023.

Although no awards vest until DISH Network attains the performance conditions described above, compensation related to the 2019 LTIP will be recorded based on DISH Network’s assessment of the probability of meeting the performance conditions. If the performance conditions are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the performance condition.

During the years ended December 31, 2021, 2020 and 2019, DISH Network determined that 90%, 95% and 90%, respectively, of the 2019 LTIP performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the years ended December 31, 2021, 2020 and 2019, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2021, approximately 69% of the 2019 LTIP awards had vested.

2022 Incentive Plan. On December 30, 2021, DISH Network adopted a performance-based incentive plan (the “2022 Incentive Plan”).  The 2022 Incentive Plan provides stock options, which vest based on certain DISH Network-specific operational and/or financial performance conditions. Awards were initially granted under the 2022 Incentive Plan as of February 1, 2022. Exercise of the stock awards is contingent on achieving these conditions by December 31, 2026.

Although no awards vest until DISH Network attains the performance conditions described above, compensation related to the 2022 Incentive Plan will be recorded based on DISH Network’s assessment of the probability of meeting the performance conditions. If the performance conditions are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the performance condition.

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

Although no awards vest until the performance conditions are attained, DISH Network determined that certain performance conditions described above were probable of achievement and, as a result, we recorded non-cash, stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The non-cash, stock-based compensation expense associated with these awards for our employees was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized (1)	2021	2020	2019

	(In thousands)
2019 LTIP	$370	$12,526	$14,946
2017 LTIP	—	—	(12,902)
2013 LTIP	(10,550)	(741)	(1,021)
Other employee performance awards	7,827	4,370	(592)
Total non-cash, stock-based compensation expense recognized for performance-based awards	$(2,353)	$16,155	$431

(1)	“Non-Cash, Stock-Based Compensation Expense Recognized” includes forfeitures.

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2019 LTIP	2017 LTIP	2013 LTIP	Other Employee Performance Awards

	(In thousands)
Expense estimated to be recognized during 2022	$1,618	$—	$—	$9,625
Estimated contingent expense in or subsequent to 2022	5,542	—	30,514	2,407
Total estimated remaining expense over the term of the plan	$7,160	$—	$30,514	$12,032

Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of certain DISH Network-specific subscriber, operational and/or financial performance conditions were not probable as of December 31, 2021, that assessment could change in the future.

Of the 8.8 million stock options and 1.1 million restricted stock units and awards outstanding under the DISH Network stock incentive plans associated with our employees as of December 31, 2021, the following awards were outstanding pursuant to the performance-based stock incentive plans:

	As of December 31, 2021
Performance-Based Stock Options	Number of Awards	Weighted- Average Grant Price
2019 LTIP	1,125,499	$34.53
2017 LTIP	1,326,130	$56.72
2013 LTIP	570,000	$40.26
Total	3,021,629	$45.35

Restricted Performance Units/Awards
2013 LTIP	285,000
Other employee performance awards	793,425
Total	1,078,425

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2021, 2020 and 2019 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2021	2020	2019

	(In thousands)
Cost of services	$4,170	$7,194	$838
Selling, general and administrative	7,660	23,477	13,015
Total non-cash, stock based compensation	$11,830	$30,671	$13,853

As of December 31, 2021, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $23 million and will be recognized over a weighted-average period of approximately 3.5 years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest.

Valuation

The fair value of each stock option granted for the years ended December 31, 2021, 2020 and 2019 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2021			2020			2019
Risk-free interest rate	0.44%	-	1.02%	0.17%	-	1.72%	1.51%	-	2.53%
Volatility factor	40.62%	-	43.48%	28.91%	-	48.08%	28.86%	-	32.08%
Expected term of options in years	5.5	-	5.6	3.3	-	5.5	4.3	-	5.5
Fair value of options granted	$12.46	-	$18.23	$5.50	-	$12.10	$7.58	-	$12.45

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.Commitments and Contingencies

Commitments

As of December 31, 2021, future maturities of our long-term debt, finance lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2022	2023	2024	2025	2026	Thereafter

Long-term debt obligations	$15,271,012	$2,002,683	$1,502,820	$2,002,964	$3,115	$4,751,422	$5,008,008
Interest expense on long-term debt	4,186,829	908,721	749,582	711,938	594,287	594,127	628,174
Finance lease obligations (1)	109,164	39,957	38,102	31,105	—	—	—
Interest expense on finance lease obligations (1)	14,414	8,524	4,848	1,042	—	—	—
Other long-term obligations (2)	2,404,726	1,726,658	171,867	181,979	191,393	132,829	—
Operating lease obligations (1)	253,583	150,036	40,454	17,059	9,813	7,361	28,860
Purchase obligations	1,828,987	1,790,862	18,614	10,031	5,169	4,311	—
Total	$24,068,715	$6,627,441	$2,526,287	$2,956,118	$803,777	$5,490,050	$5,665,042

(1)	See Note 7 for further information on leases and the adoption of ASC 842.
(2)	Represents obligations for satellite related executory costs, telemetry, tracking and control (“TT&C”) services, short-term leases and certain expenses associated with DISH Network’s Wireless segment.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.

The table above does not include $199 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 9, and are included on our Consolidated Balance Sheets as of December 31, 2021. We do not expect any portion of this amount to be paid or settled within the next 12 months.

The table above includes certain obligations incurred by us on behalf of DISH Network’s Wireless segment. These obligations will be either paid directly by DISH Network or settled monthly as part of our centralized cash management system with our parent, DISH Network.  See Note 3 for further information.

DISH Network’s 5G Network Deployment

DISH Network has directly invested approximately $20 billion to acquire certain wireless spectrum licenses (including the 3.45-3.55 GHz band licenses purchased in the first quarter of 2022) and made over $10 billion in non-controlling investments in certain entities, for a total of over $30 billion, as described further below.

DISH Network Spectrum

DISH Network has directly invested approximately $20 billion to acquire certain wireless spectrum licenses. DISH Network’s wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. DISH Network plans to commercialize its wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (the “5G Network Deployment”). DISH Network currently expects capital expenditures, excluding capitalized interest, for its 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021. DISH Network will need to make significant additional investments or partner with others to, among other things, complete its 5G Network Deployment and further commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In addition, as DISH Network completes its 5G Network Deployment, DISH Network will incur significant additional expenses and will have to make significant investments related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure. DISH Network may also determine that additional wireless spectrum licenses may be required to complete its 5G Network Deployment and to compete with other wireless service providers.

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

In connection with the Boost Mobile Acquisition, DISH Network and T-Mobile entered into a transition services agreement under which DISH Network will receive certain transitional services (the “TSA”), a master network services agreement for the provision of network services by T-Mobile to DISH Network (the “MNSA”), an option agreement entitling DISH Network to acquire certain decommissioned cell sites and retail stores of T-Mobile (the “Option Agreement”) and an agreement under which DISH Network would purchase all of Sprint’s 800 MHz spectrum licenses, totaling approximately 13.5 MHz of nationwide wireless spectrum for an additional approximately $3.59 billion (the “Spectrum Purchase Agreement” and together with the APA, the TSA, the MNSA and the Option Agreement, the “Transaction Agreements”). See Note 6 in the Notes to the Consolidated Financial Statements in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information on the Transaction Agreements.

In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have made cash distributions and the Intercompany Loan to partially finance these efforts to date and may make additional cash distributions or loans to finance, in whole or in part, DISH Network’s future efforts. There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 16 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2021.

We have made and may make additional cash distributions and loans to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities related to DISH Network’s non-controlling investments in these entities. There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business and to pursue acquisitions and other strategic transactions.

See Note 16 “Commitments and Contingencies – Wireless” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information.

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

Purchase Obligations

Our 2022 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, and other products and services related to the operation of our Pay-TV services. In addition, our 2022 purchase obligations also include DISH Network’s purchase obligations for certain wireless devices related to its retail wireless business as well as transition services pursuant to the TSA with T-Mobile. Our purchase obligations may fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, which can materially impact our future operating asset and liability balances, and our future working capital requirements. The purchase obligations incurred by us on behalf of DISH Network’s Wireless segment will be either paid directly by DISH Network or settled monthly as part of our centralized cash management system with our parent, DISH Network.

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

Rent Expense

Total rent expense for operating leases was $302 million, $312 million and $357 million in 2021, 2020 and 2019, respectively.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

American Patents LLC

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

Broadband iTV, Inc.

On December 19, 2019, Broadband iTV, Inc. (“Broadband iTV”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 10,028,026 (the “026 patent”), entitled “System for addressing on-demand TV program content on TV services platform of a digital TV services provider”; United States Patent No. 10,506,269 (the “269 patent”), entitled “System for addressing on-demand TV program content on TV services platform of a digital TV services provider”; United States Patent No. 9,998,791 (“the 791 patent”), entitled “Video-on-demand content delivery method for providing video-on-demand services to TV service subscribers”; and United States Patent No. 9,648,388 (the “388 patent”), entitled “Video-on-demand content delivery system for providing video-on-demand services to TV services subscribers.” Generally, the asserted patents relate to providing video on demand content to subscribers. Broadband iTV’s damages expert contended that Broadband iTV was entitled to $162 million in damages.

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

On October 21, 2021, the United States Court of Appeals for the Federal Circuit granted DISH Network L.L.C.’s emergency appeal to have the case moved to the United States District Court for the District of Colorado. Pursuant to a joint stipulation of the parties, the case was dismissed with prejudice on December 1, 2021. This matter is now concluded.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cedar Lane Technologies Inc.

On October 13, 2020, Cedar Lane Technologies Inc. (“Cedar Lane”) filed a complaint against our wholly owned subsidiary, DISH Network L.L.C., in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent No. 6,502,194 (the “194 patent”), entitled “System for playback of network audio material on demand”; United States Patent No. 6,526,411 (the “411 patent”), entitled “System and method for creating dynamic playlists”; United States Patent No. 6,721,489 (the “489 patent”), entitled “Play list manager”; United States Patent No. 7,173,177 (the “177 patent”), entitled “User interface for simultaneous management of owned and unowned inventory”; United States Patent No. 7,642,443 (the “443 patent”), entitled “User interface for simultaneous management of owned and unowned inventory”; and United States Patent No. 8,165,867 (the “867 patent”), entitled “Methods for translating a device command.” Generally, the asserted patents relate to streaming digital audio to a home audio system; aspects of play lists and purchased content; and voice control. Cedar Lane is a non-practicing entity that has filed more than 75 patent infringement lawsuits. On March 11, 2021, pursuant to a stipulation of the parties, the Court dismissed the case without prejudice. This matter is now concluded.

City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust

On July 2, 2019, a putative class action lawsuit was filed by a purported EchoStar stockholder in the District Court of Clark County, Nevada under the caption City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust (“City of Hallandale”) v. Ergen, et al., Case No. A-19-797799-B. The lawsuit named as defendants Mr. Ergen, the other members of the EchoStar Board, as well as EchoStar, certain of its officers, DISH Network and certain of DISH Network’s and EchoStar’s affiliates. Plaintiff alleges, among other things, breach of fiduciary duties in approving the transactions contemplated under the Master Transaction Agreement for inadequate consideration and pursuant to an unfair and conflicted process, and that EchoStar, DISH Network and certain other defendants aided and abetted such breaches. In the operative First Amended Complaint, filed on October 11, 2019, the plaintiff dropped as defendants the EchoStar board members other than Mr. Ergen. The trial of this matter is scheduled to start sometime during the five-week “stack” beginning September 7, 2021. See Note 20 “Related Party Transactions” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information on the Master Transaction Agreement. Plaintiff seeks equitable relief, including the issuance of additional DISH Network Class A common stock, monetary relief and other costs and disbursements, including attorneys’ fees.

The parties entered into a global settlement agreement, and on December 10, 2021, the Court entered an order granting final approval of the settlement. This matter is now concluded.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In a First Amended Complaint filed on August 6, 2018, Contemporary added our wholly-owned subsidiary DISH Network L.L.C. as a defendant. In a Second Amended Complaint filed on October 9, 2018, Contemporary named only our wholly-owned subsidiary DISH Network L.L.C. as a defendant and dropped certain indirect infringement allegations. On June 10, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 842 patent, the 903 patent, the 643 patent and the 997 patent. On December 13, 2019 and January 7, 2020, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions. Following Contemporary’s decision not to file Patent Owner Responses to DISH Network L.L.C.’s petitions on the 842 patent and the 903 patent, on April 24, 2020, the United States Patent and Trademark Office entered judgments granting those petitions and canceling the challenged claims of those patents. On November 25, 2020 and December 18, 2020, respectively, the United States Patent and Trademark Office issued final written decisions invalidating all challenged claims of, respectively, the 643 patent and the 997 patent. On February 12, 2021, Contemporary Display noticed an appeal to the United States Court of Appeals for the Federal Circuit challenging the final written decision as to the 997 patent, and that appeal is fully briefed and scheduled for oral argument on April 7, 2022. On July 11, 2019, the Court entered an order staying the case pending resolution of the petitions. On January 31, 2020, pursuant to the parties’ joint motion, the Court dismissed all claims arising from the 202 patent, and extended its stay of the litigation pending non-appealable determinations on all of the petitions before the United States Patent and Trademark Office.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Entropic Communications

On March 9, 2022, Entropic Communications, LLC filed a complaint against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent No. 7,130,576 (the “576 patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; U.S. Patent No. 7,542,715 (the “715 Patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; and U.S. Patent No. 8,792,008 (the “008 Patent”), entitled “Method and Apparatus for Spectrum Monitoring.”

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

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in federal court in Denver against DISH Network, DISH Network’s Board of Directors, and DISH Network’s Retirement Plan Committee alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds.

DISH Network intends to vigorously defend this case. DISH Network cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Optic153 LLC

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

On July 30, 2021, the District Court granted summary judgment in favor of DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C., holding that the remaining asserted patent, the 610 patent, is invalid because it claims patent-ineligible abstract subject matter. Realtime Adaptive Streaming has filed a notice of appeal from that ruling. On January 21, 2022, the District Court granted the defendants’ motion to have the case declared “exceptional,” which entitles them to be awarded attorneys’ fees. Independently, on September 21, 2021, in connection with an ex parte reexamination of the validity of the 610 patent, an examiner at the United States Patent and Trademark Office issued a final office action rejecting each asserted claim of the 610 patent. On February 15, 2022, Realtime Adaptive Streaming filed a notice of appeal to the Patent Trial and Appeal Board.

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

Scenic Licensing LLC

On October 27, 2021, Scenic Licensing LLC filed a complaint against our wholly-owned subsidiary Sling Media L.L.C. in the United States District Court for the District of Delaware. The complaint alleges that the Sling Studio product infringes U.S. Patent No. 8,677,420 (the “420 patent”), entitled “Personal monitoring and information apparatus.” On February 28, 2022, Scenic Licensing LLC filed an amended complaint making the same primary allegation.

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

On May 21, 2020, June 3, 2020, June 5, 2020 and July 10, 2020, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of, respectively, the 213 patent, the 133 patent, the 456 patent and the 796 patent. On November 25, 2020, the United States Patent and Trademark Office declined to review the validity of the 213 patent, and on September 29, 2021, denied a request for rehearing of that decision. On January 19, 2021, the United States Patent and Trademark Office agreed to institute proceedings on the 456 patent but declined to review the 133 patent. On February 24, 2021, the United States Patent and Trademark Office agreed to institute proceedings on the 796 patent. On January 18, 2022, the United States Patent and Trademark Office issued a final written decision holding that the challenged claim of the 456 patent is patentable, and on February 8, 2022, it issued a final written decision holding that the challenged claims of the 796 patent are patentable.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On November 13, 2017, City of Sterling Heights Police and Fire Retirement System (“Sterling Heights”), a purported shareholder of DISH Network, filed a putative shareholder derivative action in the District Court for Clark County, Nevada. Sterling Heights makes substantially the same allegations as Plumbers Union 519, and alleges causes of action against the Director Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Sterling Heights is seeking an unspecified amount of damages. Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the derivative plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint. DISH Network’s Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action. On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation. The Special Litigation Committee’s report was filed on November 27, 2018, and recommended that the Company not pursue the claims asserted by the derivative plaintiffs. On December 20, 2018, the Special Litigation Committee filed a motion seeking deferral to its determination that the claims should be dismissed. Following a two-day evidentiary hearing on July 6-7, 2020, on July 17, 2020, the District Court entered an order granting the Special Litigation Committee’s motion. On August 25, 2020, the derivative plaintiffs filed a notice of appeal to the Nevada Supreme Court, and oral argument on that appeal occurred on February 7, 2022.

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

All asserted claims have now been invalidated by the United States Patent and Trademark Office. TQ Delta filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings. On April 13, 2021, the Court lifted the stay. On April 23 and April 26, 2021, the United States Patent and Trademark Office issued orders granting requests for ex parte reexamination of, respectively, the 158 patent and the 243 patent.

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

Turner Network Sales, Inc.

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

Uniloc 2017 LLC

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

On January 15, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 273 patent. On February 4, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 609 patent. On February 25, 2020, the United States Patent and Trademark Office declined to institute proceedings on the petition challenging the 118 patent. On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. Sling TV L.L.C. filed a notice of appeal from that decision to the United States Court of Appeals for the Federal Circuit, and on February 2, 2022, the court vacated the final written decision and remanded to the United States Patent and Trademark Office to reconsider its ruling. On January 5, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 005 patent. On January 19, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 609 patent (and a second final written decision invalidating all challenged claims of the 609 patent based on a third party’s petition).

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that, on May 13, 2015, Vermont National Telephone Company (“Vermont National”) filed against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of DISH Network’s board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See Note 16 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information.

Thereafter, the Court maintained the stay until October 26, 2018. On February 11, 2019, the Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, and on March 23, 2021, the Court granted the motion to dismiss. On April 21, 2021, Vermont National filed a notice of appeal to the United States Court of Appeals for the DC Circuit, briefing is complete, and that court heard oral argument on March 3, 2022.

DISH Network intends to vigorously defend this case. DISH Network cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

Waste Disposal Inquiry

The California Attorney General and the Alameda County (California) District Attorney have investigated whether certain of our former waste disposal policies, procedures and practices violated the California Business and Professions Code and the California Health and Safety Code. On March 8, 2022, we entered into a settlement with those entities under which DISH Network will pay certain civil penalties and other expenses, and will be subject to an injunction imposing certain waste management requirements for the next five years. This outcome will not have a material effect on our results of operations, financial condition or cash flows.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.Financial Information for Subsidiary Guarantors

Our registered senior notes are fully and unconditionally guaranteed, jointly and severally on a senior unsecured basis by certain of our wholly-owned subsidiaries (the “Guarantors”).

Our 7 3/8% Senior Notes due 2028 and 5 1/8% Senior Notes due 2029 are guaranteed by our current principal operating subsidiaries. Our 5 7/8% Senior Notes due 2022, 5% Senior Notes due 2023, 5 7/8% Senior Notes due 2024 and 7 3/4% Senior Notes due 2026 are guaranteed by our current principal operating subsidiaries other than Sling TV Holding L.L.C. (“Sling TV Holding”). However, Sling TV Holding, including all of its assets and operations, is a wholly-owned subsidiary of DISH Network L.L.C., which is a Guarantor on all of our outstanding registered senior notes. Certain of our wholly-owned subsidiaries are designated as “Unrestricted Subsidiaries” and do not guarantee any of our registered senior notes. These Unrestricted Subsidiaries are non-operating entities that hold minimal or no assets.

We and our subsidiaries participate with our parent company, DISH Network, in a centralized system for the management of our cash and marketable investment securities. Please see Note 3 for further information.

The assets, liabilities and results of operations of the combined issuer and guarantors (excluding Unrestricted Subsidiaries) of the guaranteed securities are not materially different than corresponding amounts presented in the consolidated financial statements of the parent company issuer. Therefore, summarized financial information of the issuer and the guarantor subsidiaries is not required.

The below descriptions apply to all of our existing registered senior notes. There are no material differences between our registered senior notes guaranteed by all of our current principal operating subsidiaries and our registered senior notes guaranteed by our current principal operating subsidiaries other than Sling TV Holding, a wholly-owned subsidiary of DISH Network L.L.C., which is a Guarantor on all of our outstanding registered senior notes.

The guarantee of a Guarantor will be deemed automatically discharged and released in accordance with the terms of the applicable indenture: (i) in connection with any direct or indirect sale, conveyance or other disposition of all of the capital stock or all or substantially all of the assets of that Guarantor (including by way of merger or consolidation), if such sale or disposition is made in compliance with the applicable provisions of the indenture; (ii) if such Guarantor is dissolved or liquidated in accordance with the provisions of the indenture; (iii) if we designate any such Guarantor as an “Unrestricted Subsidiary” in compliance with the terms of the indenture; or (iv) with respect to a Guarantor which constitutes a Non-Core Asset (as such term is defined in the applicable indenture), upon the sale or other disposition of certain equity interests of such Guarantor, if such sale or disposition is made in compliance with the applicable provisions of the indenture. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the Guarantors, except those imposed by applicable law.

The rights of holders of the registered senior notes against the Guarantors may be limited under the U.S. Bankruptcy Code or state fraudulent transfer or conveyance law. Under certain circumstances (including a finding that a Guarantor was insolvent at the time its guarantee of the registered senior notes was issued), a court could hold that the obligations of a Guarantor under a guarantee may be voided or are subordinate to other obligations of the Guarantor. Each guarantee contains a provision intended to limit the Guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent conveyance or transfer under U.S. federal or state law.

14.Disaggregation of Revenue

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. All service revenue was derived from the United States. Substantially all of our long-lived assets reside in the United States.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes revenue by geographic region:

	For the Years Ended December 31,
Revenue:	2021	2020	2019

	(In thousands)
United States	$12,728,869	$12,692,940	$12,581,855
Canada and Mexico	32,994	34,689	41,038
Total revenue	$12,761,863	$12,727,629	$12,622,893

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Years Ended December 31,
Category:	2021	2020	2019
		(In thousands)
Pay-TV subscriber and related revenue	$12,649,285	$12,576,470	$12,436,637
Equipment sales and other revenue	112,578	151,159	186,256
Total	$12,761,863	$12,727,629	$12,622,893

15.Contract Balances

Our valuation and qualifying accounts as of December 31, 2021, 2020 and 2019 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the years ended:
December 31, 2021	$43,233	$48,150	$(58,522)	$32,861
December 31, 2020	$19,280	$76,441	$(52,488)	$43,233
December 31, 2019	$16,956	$69,866	$(67,542)	$19,280

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of December 31,
	2021	2020

	(In thousands)
Contract liabilities	$558,700	$593,797

Our beginning of period contract liability recorded as customer contract revenue during 2021 was $588 million.

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of our future revenue.

16.Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31

	(In thousands)
Year ended December 31, 2021:
Total revenue	$3,162,919	$3,211,488	$3,176,289	$3,211,167
Operating income (loss)	739,629	793,374	665,434	741,013
Net income (loss)	424,527	476,743	386,629	448,973

Year ended December 31, 2020:
Total revenue	$3,167,782	$3,148,531	$3,151,029	$3,260,287
Operating income (loss)	507,202	663,897	768,656	822,177
Net income (loss)	244,153	374,980	449,873	515,296

17.Related Party Transactions

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

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses. Pursuant to the Master Transaction Agreement, among other things, EchoStar transferred to DISH Network certain assets and liabilities of its EchoStar Satellite Services segment. In connection with the Share Exchange and the Master Transaction Agreement, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  In addition, certain agreements that we had with EchoStar have terminated, and we entered into certain new agreements with EchoStar. We also may enter into additional agreements with EchoStar in the future. As of December 31, 2021 and 2020 and during the years ended December 31, 2021, 2020 and 2019, none of these agreements with EchoStar had a material impact on our financial condition or our results of operations except as discussed below.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cost of services. During the year ended December 31, 2019, we incurred $198 million of costs for services provided to us by EchoStar. Historically, EchoStar was the supplier of the vast majority of our transponder capacity. On May 19, 2019, DISH Network entered into the Master Transaction Agreement pursuant to which, on September 10, 2019, certain of these satellites were transferred to DISH Network. We are now leasing this satellite capacity from DISH Network. These amounts are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Related Party Transactions with DISH Network

Cost of services. During the years ended December 31, 2021, 2020 and 2019, we incurred $219 million, $224 million and $93 million, respectively, for satellite capacity leased from DISH Network and telemetry, tracking and control and other professional services provided to us by DISH Network. As a result of the Master Transaction Agreement, discussed above, DISH Network is now a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Satellite Capacity Leased from DISH Network. On September 10, 2019, in connection with the Master Transaction Agreement DISH Network entered into with EchoStar on May 19, 2019, we began leasing satellite capacity on satellites owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. See “Pay-TV Satellites” in Note 6 for further information. The term of each lease is set forth below:

●	EchoStar X, XI and XIV. On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar X, XI and XIV satellites. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, the satellite capacity agreement we previously had with EchoStar for EchoStar X, XI and XIV was transferred to DISH Network and we began leasing satellite capacity on these satellites from a wholly-owned subsidiary of DISH Network as of the same date.

●	EchoStar XVI. In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date. EchoStar XVI was launched in November 2012. Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year. Prior to expiration of the initial term, we had the option to renew for an additional five-year period. In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023. We also have the option to renew for an additional five-year period prior to expiration of the first renewal period in January 2023. There can be no assurance that the option to renew this agreement will be exercised. During 2018, we and EchoStar further amended the agreement to, among other things, allow us to place and use certain satellites at the 61.5 degree orbital location. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, the transponder service agreement we previously had with EchoStar for EchoStar XVI was transferred to DISH Network and we began receiving transponder services from a wholly-owned subsidiary of DISH Network as of the same date.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Nimiq 5 Agreement. During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”). During 2009, EchoStar also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we received service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement. Under the terms of the DISH Nimiq 5 Agreement, we made certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continued through the service term, which expired ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we had the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, the Telesat Transponder Agreement was transferred to DISH Network and we began receiving transponder services on the Nimiq 5 satellite from a wholly-owned subsidiary of DISH Network as of the same date. We have exercised our option to renew for a one-year period through September 2022. As discussed in Note 6, “Property and Equipment and Intangible Assets,” the Nimiq 5 satellite lease has been accounted for as a finance lease since September 2019. Accordingly, expenses related to this lease are no longer recorded in “Cost of services,” but rather in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the years ended December 31, 2021, 2020 and 2019, we recorded $34 million, $34 million and $11 million of “Depreciation and amortization expense,” respectively, and $12 million, $15 million and $5 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5.

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

Unless earlier terminated under the terms and conditions of the SES Transponder Agreement and QuetzSat-1 Transponder Agreement, the initial service term will expire in November 2021. Upon expiration of the initial term, we have the option to renew the SES Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. There can be no assurance that any options to renew the SES Transponder Agreement will be exercised. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, the SES Transponder Agreement was transferred to DISH Network and we began receiving transponder services on QuetzSat-1 from a wholly-owned subsidiary of DISH Network as of the same date. Our lease arrangement with DISH Network expired in November 2021.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Selling, general and administrative expenses”

During the years ended December 31, 2021, 2020 and 2019, we incurred $8 million, $7 million and $3 million, respectively, for selling, general and administrative expenses for services provided to us by DISH Network. These amounts are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. On September 10, 2019, in connection with the Master Transaction Agreement discussed above, we began leasing office space owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. The term of each lease is set forth below:

●	Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado originally from EchoStar to us was for a period ending on December 31, 2018. In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019. Pursuant to the Master Transaction Agreement, discussed above, on September 10, 2019, this lease was transferred to DISH Network and we began leasing all of 5701 S. Santa Fe Dr. in Littleton, Colorado from a wholly-owned subsidiary of DISH Network as of the same date. In December 2020, we and DISH Network amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2021. This lease expired on December 31, 2021.

●	Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031. In connection with the completion of the Share Exchange, EchoStar transferred ownership of a portion of this property to DISH Network, and, effective March 1, 2017, DISH Network and EchoStar amended this lease agreement to (i) terminate the lease of certain space at the portion of the property that was transferred to us and (ii) provide for the continued lease to us of certain space at the portion of the property that EchoStar retained. Pursuant to the Master Transaction Agreement, discussed above, the portion of the property EchoStar retained was transferred to DISH Network, and on September 10, 2019, this lease was transferred to DISH Network and we began leasing certain space from a wholly-owned subsidiary of DISH Network as of the same date.

Other Agreements – DISH Network

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations. During the years ended December 31, 2021, 2020 and 2019, the costs associated with these services were $91 million, $72 million and $54 million, respectively.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Notes Receivable - DISH Network. Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The Intercompany Loan is secured by (i) the cash proceeds of the loan and (ii) an interest in the wireless spectrum licenses acquired using such proceeds. Such collateral may be replaced by other then-existing wireless spectrum licenses held directly or indirectly by DISH Network of equivalent value (based upon a third-party valuation). The Intercompany Loan will mature in two tranches, with the first tranche maturing on December 1, 2026 (the “2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “2028 Tranche”). The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network under the 2026 Tranche. Interest will accrue and be payable semiannually, and interest payments with respect to the Intercompany Loan will, at DISH Network’s option, be payable in kind for the first two years. In the third year, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan must be paid in cash. Thereafter, interest payments must be paid in cash. Interest will accrue (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche) and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche. The Intercompany Loan will be repayable by DISH Network in whole or in part, at any time or from time to time, at a price equal to 100% of the principal amount thereof, plus accrued but unpaid interest thereon. We may use the proceeds of any such pre-payment for general corporate purposes, including refinancing of indebtedness, but may not use any such prepaid amounts to make a cash dividend or distribution to DISH Network prior to the repayment in full of the Intercompany Loan. The 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 are subordinated to our existing and certain future unsecured notes with respect to certain realizations under the Intercompany Loan and any collateral pledged as security therefor. Any material amendments or modifications to the terms of the Intercompany Loan will require the written consent of the holders of a majority of the then-outstanding 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028. During the year ended December 31, 2021, we recorded $32 million of “Interest income” on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2021, notes receivable from DISH Network was $5.250 billion on our Consolidated Balance Sheets.

Sale of Assets to DISH Network. During the fourth quarter of 2021, we sold certain assets and equity interests to DISH Network at fair value for approximately $60 million. This was accounted for as a transaction among entities under common control. The difference between our net carrying value of the assets sold to their fair value of $17 million, net of tax, was recorded in “Additional paid-in capital” on our Consolidated Balance Sheets during the fourth quarter of 2021.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The table below summarizes our transactions with NagraStar:

	For the Years Ended December 31,
	2021	2020	2019

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$45,944	$53,902	$56,284

		As of December 31,
		2021	2020

		(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar		$11,988	$9,038
Commitments to NagraStar		$5,630	$3,260

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

The table below summarizes our transactions with Dish Mexico:

	For the Years Ended December 31,
	2021	2020	2019

	(In thousands)
Sales:
Uplink services	$4,025	$5,095	$5,620

		As of December 31,
		2021	2020

		(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico		$941	$3,343

{