Form 10-Q
period 2022-03-31
DISH DBS CORP
filed 2022-05-16
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of May 5, 2022, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

SUMMARY OF RISK FACTORS

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	With respect to our Pay-TV business, programming expenses are increasing, which may adversely affect our future financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

i

●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.
●	We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our and DISH Network’s common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets and we have and may continue to make funds available to DISH Network in the form of cash distributions or loans in connection with the development of DISH Network’s wireless business.
●	Our parent, DISH Network, has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses and we have made and may make additional cash distributions or loans to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities including their obligations to purchase Northstar Manager’s and SNR Management’s ownership interests.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and may incur additional debt.
●	Our Senior Secured Notes (defined herein) are subordinated to our existing unsecured notes and certain future unsecured notes with respect to certain realizations under the Intercompany Loan (defined herein) and any collateral pledged as security therefor.
●	We will need additional capital, which may not be available on favorable terms, to pay debt maturities, continue investing in our business, finance acquisitions and other strategic transactions, and potentially make additional cash distributions or loans to DISH Network.
●	Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

ii

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, DISH Network’s stock price and investor confidence in our financial results may be adversely affected.
●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

iii

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$1,700,879	$1,373,591
Marketable investment securities	336,968	1,670,739
Trade accounts receivable, net of allowance for credit losses of $28,918 and $32,861, respectively	584,214	601,553
Inventory	302,362	292,099
Other current assets	191,144	270,417
Total current assets	3,115,567	4,208,399

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	54,896	55,027
Property and equipment, net	1,161,861	1,233,180
FCC authorizations	611,794	611,794
Other investment securities	90,286	99,606
Operating lease assets	188,927	220,089
Note receivable - DISH Network (Note 13)	6,750,000	5,250,000
Interest receivable - DISH Network (Note 13)	125,715	31,840
Other noncurrent assets, net	139,202	152,747
Total noncurrent assets	9,122,681	7,654,283
Total assets	$12,238,248	$11,862,682

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$586,505	$522,523
Deferred revenue and other	570,948	602,521
Accrued programming	1,277,217	1,376,770
Accrued interest	255,105	239,571
Other accrued expenses	614,706	588,201
Current portion of long-term debt and finance lease obligations (Note 8)	3,540,533	2,042,641
Total current liabilities	6,845,014	5,372,227

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 8)	11,787,565	13,294,988
Deferred tax liabilities	439,475	469,418
Operating lease liabilities	67,450	83,725
Long-term deferred revenue and other long-term liabilities	201,002	197,147
Total long-term obligations, net of current portion	12,495,492	14,045,278
Total liabilities	19,340,506	19,417,505

Commitments and Contingencies (Note 9)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,500,570	1,492,174
Accumulated other comprehensive income (loss)	(1,504)	(1,262)
Accumulated earnings (deficit)	(8,601,324)	(9,045,735)
Total stockholder’s equity (deficit)	(7,102,258)	(7,554,823)
Total liabilities and stockholder’s equity (deficit)	$12,238,248	$11,862,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Revenue:
Service revenue	$3,108,313	$3,137,387
Equipment sales and other revenue	25,098	25,532
Total revenue	3,133,411	3,162,919

Costs and Expenses (exclusive of depreciation):
Cost of services	1,890,096	1,958,699
Cost of sales - equipment and other	20,872	16,275
Selling, general and administrative expenses	401,751	333,074
Depreciation and amortization	95,916	115,242
Total costs and expenses	2,408,635	2,423,290

Operating income (loss)	724,776	739,629

Other Income (Expense):
Interest income	97,120	806
Interest expense, net of amounts capitalized	(232,369)	(173,976)
Other, net	790	(1,508)
Total other income (expense)	(134,459)	(174,678)

Income (loss) before income taxes	590,317	564,951
Income tax (provision) benefit, net	(145,906)	(140,424)
Net income (loss)	$444,411	$424,527

Comprehensive Income (Loss):
Net income (loss)	$444,411	$424,527
Other comprehensive income (loss):
Foreign currency translation adjustments	(187)	(195)
Unrealized holding gains (losses) on available-for-sale debt securities	(76)	(2)
Deferred income tax (expense) benefit, net	21	—
Total other comprehensive income (loss), net of tax	(242)	(197)
Comprehensive income (loss)	$444,169	$424,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2020	$—	$1,463,407	$(805)	$(10,782,607)	$(9,320,005)
Non-cash, stock-based compensation	—	7,676	—	—	7,676
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(2)	—	(2)
Foreign currency translation	—	—	(195)	—	(195)
Net income (loss)	—	—	—	424,527	424,527
Balance, March 31, 2021	$—	$1,471,083	$(1,002)	$(10,358,080)	$(8,887,999)

Balance, December 31, 2021	$—	$1,492,174	$(1,262)	$(9,045,735)	$(7,554,823)
Non-cash, stock-based compensation	—	8,383	—	—	8,383
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(76)	—	(76)
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	21	—	21
Foreign currency translation	—	—	(187)	—	(187)
Net income (loss)	—	—	—	444,411	444,411
Other	—	13	—	—	13
Balance, March 31, 2022	$—	$1,500,570	$(1,504)	$(8,601,324)	$(7,102,258)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$444,411	$424,527
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	95,916	115,242
Realized and unrealized losses (gains) on investments and other	6	2,600
Non-cash, stock-based compensation	8,383	7,676
Deferred tax expense (benefit)	(29,922)	(14,548)
Changes in allowance for credit losses	(3,943)	(8,940)
Other, net	30,643	3,719
Changes in current assets and current liabilities, net	83,524	32,499
Net cash flows from operating activities	629,018	562,775

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	1,333,695	83,596
Purchases of property and equipment	(30,889)	(49,802)
Notes receivable - DISH Network	(1,500,000)	—
Other, net	(93,316)	2,200
Net cash flows from investing activities	(290,510)	35,994

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(10,170)	(13,251)
Redemptions and repurchases of senior notes	(1,175)	(205,354)
Other, net	(6)	(2,517)
Net cash flows from financing activities	(11,351)	(221,122)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	327,157	377,647
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	1,428,618	1,296,732
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$1,755,775	$1,674,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”). DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network. Our subsidiaries operate one business segment, Pay-TV.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of March 31, 2022, we had 10.245 million Pay-TV subscribers in the United States, including 7.993 million DISH TV subscribers and 2.252 million SLING TV subscribers.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

As of March 31, 2022 and December 31, 2021, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 4 for the fair value of our marketable investment securities.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life exceeding one year. During the three months ended March 31, 2022 and 2021, we capitalized $21 million and $28 million, respectively, under these programs.  The amortization expense related to these programs was $41 million and $37 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, we had a total of $278 million and $298 million, respectively, capitalized on our Condensed Consolidated Balance Sheets. These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $119 million and $83 million for the three months ended March 31, 2022 and 2021, respectively.

Research and Development

Research and development costs are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $10 million and $7 million for the three months ended March 31, 2022 and 2021, respectively.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our condensed consolidated financial statements.

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Cash paid for interest	$210,818	$211,139
Cash received for interest	2,180	806
Cash paid for income taxes	203	404
Cash paid for income taxes to DISH Network	165,614	146,386

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

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31,	December 31,
	2022	2021

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$336,968	$1,670,739
Restricted marketable investment securities (1)	—	—
Total marketable investment securities	336,968	1,670,739

Restricted cash and cash equivalents (1)	54,896	55,027

Other investment securities:
Other investment securities	90,286	99,606
Total other investment securities	90,286	99,606

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$482,150	$1,825,372

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2022 and December 31, 2021, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

Our ability to realize value from our strategic investments in securities that are not publicly traded depends on, among other things, the success of the issuers’ businesses and their ability to obtain sufficient capital, on acceptable terms or at all, and to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$1,732,870	$167,670	$1,565,200	$—	$1,404,505	$60,085	$1,344,420	$—

Debt securities (including restricted):
Commercial paper	$223,627	$—	$223,627	$—	$1,413,134	$—	$1,413,134	$—
Corporate securities	113,067	—	113,067	—	254,631	—	254,631	—
Other	274	—	274	—	2,974	—	2,974	—
Total	$336,968	$—	$336,968	$—	$1,670,739	$—	$1,670,739	$—

As of March 31, 2022, restricted and non-restricted marketable investment securities included debt securities of $337 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended
	March 31,
Other, net:	2022	2021

	(In thousands)
Costs related to early redemption of debt	$(6)	$(2,600)
Equity in earnings (losses) of affiliates	679	903
Other	117	189
Total	$790	$(1,508)

5.	Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2022	2021

	(In thousands)
Finished goods	$240,696	$246,723
Work-in-process and service repairs	16,699	19,074
Raw materials	44,967	26,302
Total inventory	$302,362	$292,099

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	March 31,	December 31,
	(In Years)	2022	2021

		(In thousands)
Equipment leased to customers	2-5	$1,459,380	$1,518,880
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements	15	398,107	398,107
Furniture, fixtures, equipment and other	2-10	1,888,512	1,882,610
Buildings and improvements	5-40	293,780	292,840
Land	-	12,505	12,505
Construction in progress	-	30,687	37,339
Total property and equipment		4,771,884	4,831,194
Accumulated depreciation		(3,610,023)	(3,598,014)
Property and equipment, net		$1,161,861	$1,233,180

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Equipment leased to customers	$51,270	$64,262
Satellites	23,797	23,797
Buildings, furniture, fixtures, equipment and other	20,849	27,183
Total depreciation and amortization	$95,916	$115,242

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Pay-TV Satellites. We currently utilize ten satellites in geostationary orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on five satellites that we lease from DISH Network, one satellite that we lease from EchoStar, and two satellites that we lease from third parties. All leased satellites are accounted for as operating leases except Nimiq 5 and Anik F3, which are accounted for as financing leases and are each depreciated over their economic life. As of March 31, 2022, the Anik F3 satellite was accounted for as a finance lease and was fully depreciated. However, during April 2022, we extended this lease and as a result, Anik F3 will subsequently be accounted for as an operating lease.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of March 31, 2022, our pay-TV satellite fleet consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A

Leased from EchoStar:
EchoStar IX	August 2003	121	Month to month

Leased from DISH Network (1):
EchoStar X	February 2006	110	February 2023
EchoStar XI	July 2008	110	September 2022
EchoStar XIV	March 2010	119	February 2023
EchoStar XVI	November 2012	61.5	January 2023
Nimiq 5	September 2009	72.7	September 2022

Leased from Other Third Party:
Anik F3 (2)	April 2007	118.7	April 2025
Ciel II	December 2008	129	July 2023

(1)	See Note 13 for further information on our Related Party Transactions with DISH Network.
(2)	During April 2022, we extended the Anik F3 satellite lease for an additional two years with an option to renew for one additional year to April 2025.

7.	Leases

We enter into operating and finance leases for, among other things, satellites, office space, warehouses and distribution centers, vehicles, and other equipment. Our leases have remaining lease terms from one to 11 years, some of which include renewal options, and some of which include options to terminate the leases within one year.

During the fourth quarter of 2021, our QuetzSat 1 operating lease expired. As of March 31, 2022, our Anik F3 and Nimiq 5 satellites were accounted for as financing leases. However, during April 2022, we extended the Anik F3 lease and as a result, Anik F3 will subsequently be accounted for as an operating lease. Substantially all of our remaining leases are accounted for as operating leases, including the remainder of our satellite fleet.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Operating lease cost (1)	$40,376	$60,023

Short-term lease cost (1)(2)	16,330	4,236

Finance lease cost:
Amortization of right-of-use assets	12,465	12,374
Interest on lease liabilities	2,534	3,716
Total finance lease cost	14,999	16,090
Total lease costs	$71,705	$80,349

(1)	The decrease in operating lease cost primarily related to the QuetzSat-1 lease, which expired in November 2021. In addition, our EchoStar XI and EchoStar X satellites were reclassified to “Short-term lease costs.”
(2)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39,163	$59,178
Operating cash flows from finance leases	$2,472	$3,652
Financing cash flows from finance leases	$10,170	$12,580

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$15,792	$7,417
Finance leases	$—	$—

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	March 31,	December 31,
	2022	2021

	(In thousands)
Operating Leases:
Operating lease assets	$188,927	$220,089

Other current liabilities	$125,818	$139,492
Operating lease liabilities	67,450	83,725
Total operating lease liabilities	$193,268	$223,217

Finance Leases:
Property and equipment, gross	$399,126	$399,126
Accumulated depreciation	(313,034)	(300,569)
Property and equipment, net	$86,092	$98,557

Other current liabilities	$39,024	$39,957
Other long-term liabilities	59,970	69,207
Total finance lease liabilities	$98,994	$109,164

Weighted Average Remaining Lease Term:
Operating leases	3.0 years	3.0 years
Finance leases	2.5 years	2.6 years

Weighted Average Discount Rate:
Operating leases	8.1%	8.2%
Finance leases	10.0%	9.9%

Maturities of lease liabilities as of March 31, 2022 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2022 (remaining nine months)	$112,844	$35,839	$148,683
2023	42,266	42,950	85,216
2024	18,623	32,147	50,770
2025	10,063	—	10,063
2026	7,214	—	7,214
Thereafter	28,861	—	28,861
Total lease payments	219,871	110,936	330,807
Less: Imputed interest	(26,603)	(11,942)	(38,545)
Total	193,268	98,994	292,262
Less: Current portion	(125,818)	(39,024)	(164,842)
Long-term portion of lease obligations	$67,450	$59,970	$127,420

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.	Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5 7/8% Senior Notes due 2022 (1)	$1,998,825	$2,010,738	$2,000,000	$2,039,700
5% Senior Notes due 2023 (2)	1,500,000	1,506,990	1,500,000	1,541,670
5 7/8% Senior Notes due 2024	2,000,000	1,998,840	2,000,000	2,060,180
7 3/4% Senior Notes due 2026	2,000,000	1,987,520	2,000,000	2,122,700
5 1/4% Senior Secured Notes due 2026 (3)	2,750,000	2,624,160	2,750,000	2,792,900
7 3/8% Senior Notes due 2028	1,000,000	949,450	1,000,000	1,017,060
5 3/4% Senior Secured Notes due 2028 (3)	2,500,000	2,368,350	2,500,000	2,520,650
5 1/8% Senior Notes due 2029	1,500,000	1,274,730	1,500,000	1,365,645
Other notes payable	21,012	21,012	21,012	21,012
Subtotal	15,269,837	$14,741,790	15,271,012	$15,481,517
Unamortized deferred financing costs and debt discounts, net	(40,733)		(42,547)
Finance lease obligations (4)	98,994		109,164
Total long-term debt and finance lease obligations (including current portion)	$15,328,098		$15,337,629

(1)	During the three months ended March 31, 2022, we repurchased approximately $1 million of our 5 7/8% Senior Notes due 2022 in open market trades. The remaining balance of approximately $1.999 billion matures on July 15, 2022.
(2)	Our 5% Senior Notes due 2023 mature on March 15, 2023 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets as of March 31, 2022.
(3)	The net proceeds from the offering of our Senior Secured Notes (defined herein) were used to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “Intercompany Loan”) between us and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. See Note 13 Related Party Transactions for further information.
(4)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Future Liquidity

We have made cash distributions and the Intercompany Loan to partially finance the development of DISH Network’s 5G Network Deployment, including the purchase of wireless spectrum licenses, and retail wireless business to date and may make additional funds available to DISH Network in the form of cash distributions or loans to finance, in whole or in part, DISH Network’s future efforts. We plan to raise additional capital in the future, which may not be available on favorable terms, to among other things, pay debt maturities (as detailed in the table above), continue investing in our business, finance acquisitions and other strategic transactions, and potentially make additional cash distributions or loans to DISH Network.

9.	Commitments and Contingencies

Commitments

Our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 have not changed materially, other than the agreement disclosed below.

On April 20, 2022, we entered into a long-term agreement with Samsung for radios, software and integration services for approximately $1.2 billion and is included in DISH Network’s expected capital expenditures for its 5G Network Deployment of approximately $10 billion, discussed below.

Our commitments include certain obligations incurred by us on behalf of DISH Network’s Wireless segment. These obligations will be either paid directly by DISH Network or settled monthly as part of our centralized cash management system with our parent, DISH Network.  See Note 3 for further information.

DISH Network’s 5G Network Deployment

DISH Network has directly invested approximately $20 billion to acquire certain wireless spectrum licenses and made over $10 billion in non-controlling investments in certain entities, for a total of approximately $30 billion, as described further below.

DISH Network Spectrum

DISH Network has directly invested approximately $20 billion to acquire certain wireless spectrum licenses. DISH Network’s wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. DISH Network plans to commercialize its wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (the “5G Network Deployment”). DISH Network currently expects capital expenditures, excluding capitalized interest, for its 5G Network Deployment to be approximately $10 billion including amounts incurred in 2021 and in the first quarter of 2022. DISH Network will need to make significant additional investments or partner with others to, among other things, complete its 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly.

In addition, as DISH Network completes its 5G Network Deployment, DISH Network has and will continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure. DISH Network may also determine that additional wireless spectrum licenses may be required to complete its 5G Network Deployment and to compete with other wireless service providers.

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

Agreements in Connection with the Asset Purchase Agreement

On July 1, 2020, DISH Network completed the Boost Mobile Acquisition. In connection with the closing of the Boost Mobile Acquisition, DISH Network and T-Mobile entered into the TSA, the MNSA, the Option Agreement, and the Spectrum Purchase Agreement for approximately $3.59 billion (as detailed in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2021).

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

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

We may need to raise significant additional capital in the future, which may not be available on favorable terms, to among other things, continue investing in our business and to pursue acquisitions and other strategic transactions.

See Note 10 “Commitments and Contingencies – Wireless” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 for further information.

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

BE Labs, Inc.

On May 5, 2022, BE Labs, Inc. (“BE Labs”) filed a complaint against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent Nos. 7,827,581 (the “581 patent”) and 9,344,183 (the “183 patent”), each entitled “Wireless multimedia system.” BE Labs alleges that the Alcatel Linkzone 2 mobile hotspot, sold by Boost Mobile, infringes the asserted patents.

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

On October 16, October 21, November 2, 2020 and November 9, 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of the asserted claims of, respectively, the 784 patent, the 799 patent, the 318 patent and the 970 patent; and on November 2, November 20, December 14 and December 15, 2020, the United States Patent and Trademark Office granted each request for reexamination. On May 7, 2021, May 25, 2021, June 25, 2021 and July 7, 2021, the United States Patent and Trademark Office issued Ex Parte Reexamination Certificates confirming the patentability of the challenged claims of, respectively, the 799 patent, the 784 patent, the 318 patent and the 970 patent. In October and November 2021, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of certain asserted claims of the 784 patent, the 799 patent and the 970 patent. In November and December, 2021, the United States Patent and Trademark Office granted review of the challenged claims of the 799 patent and the 970 patent, but denied review of the challenged claims of the 784 patent. In December 2021, DISH Network L.L.C. petitioned for review of the denial as to the 784 patent. Trial has been scheduled for February 27, 2023. ClearPlay’s damages expert contends that ClearPlay is entitled to $543 million in damages.

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

In a First Amended Complaint filed on August 6, 2018, Contemporary added our wholly-owned subsidiary DISH Network L.L.C. as a defendant. In a Second Amended Complaint filed on October 9, 2018, Contemporary named only our wholly-owned subsidiary DISH Network L.L.C. as a defendant and dropped certain indirect infringement allegations. On June 10, 2019, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 842 patent, the 903 patent, the 643 patent and the 997 patent. On December 13, 2019 and January 7, 2020, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions. Following Contemporary’s decision not to file Patent Owner Responses to DISH Network L.L.C.’s petitions on the 842 patent and the 903 patent, on April 24, 2020, the United States Patent and Trademark Office entered judgments granting those petitions and canceling the challenged claims of those patents. On November 25, 2020 and December 18, 2020, respectively, the United States Patent and Trademark Office issued final written decisions invalidating all challenged claims of, respectively, the 643 patent and the 997 patent. On January 31, 2020, pursuant to the parties’ joint motion, the Court dismissed all claims arising from the 202 patent.

On February 12, 2021, Contemporary Display noticed an appeal to the United States Court of Appeals for the Federal Circuit challenging the final written decision as to the 997 patent, and the Court of Appeals heard oral argument on April 7, 2022 and summarily affirmed our victory on April 11, 2022. On April 21, 2022, Contemporary Display stipulated to the dismissal with prejudice of its case. This matter is now concluded.

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

On June 16, 2021, the United States Patent and Trademark Office issued a certificate cancelling the challenged claims of the 437 patent and, on July 9, 2021, it issued certificates cancelling the challenged claims of the 090 and 494 patents. Customedia has petitioned the United States Patent and Trademark Office to withdraw its cancellation certificates. On November 22, 2021, the United States Patent and Trademark Office denied Customedia’s petition as to the 437 patent. The litigation in the District Court has been stayed since August 8, 2017 pending resolution of the proceedings at the United States Patent and Trademark Office.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Entropic Communications LLC

On March 9, 2022, Entropic Communications, LLC (“Entropic”) filed a complaint against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent No. 7,130,576 (the “576 patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; U.S. Patent No. 7,542,715 (the “715 Patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; and U.S. Patent No. 8,792,008 (the “008 Patent”), entitled “Method and Apparatus for Spectrum Monitoring.” On March 30, 2022, Entropic filed an amended complaint alleging infringement of the same patents. Generally, the plaintiff accuses satellite antennas, low-noise block converters, signal selector and combiners, and set-top boxes and the manner in which they process signals for satellite television customers of infringing the asserted patents.

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

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in our petition (and, on January 10, 2020, issued a final written decision invalidating the 535 patent in connection with a third party’s independent petition). On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions to the United States Court of Appeals for the Federal Circuit. On June 29, 2020, the United States Patent and Trademark Office filed a notice of intervention in the appeal. On March 16, 2021, the Court of Appeals dismissed the appeal for lack of jurisdiction. On April 29, 2021, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a petition for rehearing, which was denied on June 28, 2021. On January 12, 2021, Realtime Adaptive Streaming filed a notice of dismissal of its claims on the 535 patent.

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

Scenic Licensing LLC

On October 27, 2021, Scenic Licensing LLC filed a complaint against our wholly-owned subsidiary Sling Media L.L.C. in the United States District Court for the District of Delaware. The complaint alleges that the Sling Studio product infringes U.S. Patent No. 8,677,420 (the “420 patent”), entitled “Personal monitoring and information apparatus.” On February 28, 2022, Scenic Licensing LLC filed an amended complaint making the same primary allegation. Rather than responding to Sling Media L.L.C.’s motion to dismiss the amended complaint, which asserted that the 420 patent claims non-patentable subject matter, on April 21, 2022, Scenic Licensing LLC dismissed the case. This matter is now concluded.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On May 21, 2020, June 3, 2020, June 5, 2020 and July 10, 2020, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of, respectively, the 213 patent, the 133 patent, the 456 patent and the 796 patent. On November 25, 2020, the United States Patent and Trademark Office declined to review the validity of the 213 patent, and on September 29, 2021, denied a request for rehearing of that decision. On January 19, 2021, the United States Patent and Trademark Office agreed to institute proceedings on the 456 patent but declined to review the 133 patent. On February 24, 2021, the United States Patent and Trademark Office agreed to institute proceedings on the 796 patent. On January 18, 2022, the United States Patent and Trademark Office issued a final written decision holding that the challenged claim of the 456 patent is patentable, and on February 8, 2022, it issued a final written decision holding that the challenged claims of the 796 patent are patentable. On March 22, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the adverse final written decision regarding the 456 patent, and on April 8, 2022, they filed a notice of appeal to the same court from the adverse final written decision regarding the 796 patent. On April 20, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office requesting ex-parte reexamination of the validity of one of the asserted claims of the 213 patent.

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

On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. All asserted claims have now been invalidated by the United States Patent and Trademark Office. TQ Delta has filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings. On April 13, 2021, the Court lifted the stay, and the case is proceeding on the 243 patent and the 158 patent. On April 23 and April 26, 2021, the United States Patent and Trademark Office issued orders granting requests for ex parte reexamination of, respectively, the 243 patent and the 158 patent. TQ Delta’s damages expert contends that TQ Delta is entitled to $189 million in damages.

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

On January 15, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 273 patent. On February 4, 2020, the United States Patent and Trademark Office agreed to institute proceedings on the petition challenging the 609 patent. On February 25, 2020, the United States Patent and Trademark Office declined to institute proceedings on the petition challenging the 118 patent. On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. Sling TV L.L.C. filed a notice of appeal from that decision to the United States Court of Appeals for the Federal Circuit, and on February 2, 2022, the Federal Circuit vacated the final written decision and remanded to the United States Patent and Trademark Office to reconsider its ruling. On January 5, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 005 patent. On January 19, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 609 patent (and a second final written decision invalidating all challenged claims of the 609 patent based on a third party’s petition).

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that, on May 13, 2015, Vermont National Telephone Company (“Vermont National”) filed against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of DISH Network’s board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint was unsealed after the United States Department of Justice notified the Court that it had declined to intervene in the action. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See Note 10 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 for further information.

Thereafter, the Court maintained the stay until October 26, 2018. On February 11, 2019, the Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, and on March 23, 2021, the Court granted the motion to dismiss. On April 21, 2021, Vermont National filed a notice of appeal to the United States Court of Appeals for the DC Circuit, and that court heard oral argument on the appeal on March 3, 2022.

DISH Network intends to vigorously defend this case. DISH Network cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

Waste Disposal Inquiry

The California Attorney General and the Alameda County (California) District Attorney have investigated whether certain of our former waste disposal policies, procedures and practices violated the California Business and Professions Code and the California Health and Safety Code. On March 8, 2022, we entered into a settlement with those entities under which DISH Network will pay certain civil penalties and other expenses, and will be subject to an injunction imposing certain waste management requirements for the next five years. On March 25, 2022, the Alameda County Superior Court entered the parties’ stipulated judgment. This outcome will not have a material effect on our results of operations, financial condition or cash flows. This matter is now concluded.

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

The assets, liabilities and results of operations of the combined issuer and Guarantors (excluding Unrestricted Subsidiaries) of the guaranteed securities are not materially different than corresponding amounts presented in the condensed consolidated financial statements of the parent company issuer. Therefore, summarized financial information of the issuer and the Guarantors are not required.

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

The following table summarizes revenue by geographic region:

	For the Three Months Ended
	March 31,
Revenue:	2022	2021

	(In thousands)
United States	$3,124,967	$3,155,617
Canada and Mexico	8,444	7,302
Total revenue	$3,133,411	$3,162,919

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended
	March 31,
Category:	2022	2021

	(In thousands)
Pay-TV subscriber and related revenue	$3,108,313	$3,137,387
Equipment sales and other revenue	25,098	25,532
Total	$3,133,411	$3,162,919

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.	Contract Balances

Our valuation and qualifying accounts as of March 31, 2022 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the three months ended March 31, 2022	$32,861	$11,797	$(15,740)	$28,918

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

	As of
	March 31,	December 31,
	2022	2021

	(In thousands)
Contract liabilities	$530,995	$558,700

Our beginning of period contract liability recorded as customer contract revenue during 2022 was $532 million.

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

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. As of March 31, 2022 and December 31, 2021 and during the three months ended March 31, 2022 and 2021, none of these agreements with EchoStar had a material impact on our financial condition or our results of operations.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Related Party Transactions with DISH Network

Notes Receivable - DISH Network

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 (our “Senior Secured Notes”) and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The Intercompany Loan is secured by: (i) the cash proceeds of the loan; and (ii) an interest in the wireless spectrum licenses acquired using such proceeds. Such collateral may be replaced by other then-existing wireless spectrum licenses held directly or indirectly by DISH Network of equivalent value (based upon a third-party valuation). The Intercompany Loan will mature in two tranches, with the first tranche maturing on December 1, 2026 (the “2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “2028 Tranche”). The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network under the 2026 Tranche. Interest will accrue and be payable semiannually, and interest payments with respect to the Intercompany Loan will, at DISH Network’s option, be payable in kind for the first two years. In the third year, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan must be paid in cash. Thereafter, interest payments must be paid in cash. Interest will accrue: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche. The Intercompany Loan will be repayable by DISH Network in whole or in part, at any time or from time to time, at a price equal to 100% of the principal amount thereof, plus accrued but unpaid interest thereon. We may use the proceeds of any such pre-payment for general corporate purposes, including refinancing of indebtedness, but may not use any such prepaid amounts to make a cash dividend or distribution to DISH Network prior to the repayment in full of the Intercompany Loan. The 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 are subordinated to our existing and certain future unsecured notes with respect to certain realizations under the Intercompany Loan and any collateral pledged as security therefor. Any material amendments or modifications to the terms of the Intercompany Loan will require the written consent of the holders of a majority of the then-outstanding 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028. During the three months ended March 31, 2022, we recorded $94 million of “Interest income” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of March 31, 2022 and December 31, 2021, “Notes receivable – DISH Network” was $6.750 billion and $5.250 billion, respectively, and “Interest receivable – DISH Network” was $126 million and $32 million, respectively, on our Condensed Consolidated Balance Sheets.

“Cost of services”

During the three months ended March 31, 2022 and 2021, we incurred expenses of $48 million and $56 million, respectively, for satellite capacity leased from DISH Network and telemetry, tracking and control (“TT&C”) and other professional services provided to us by DISH Network. As a result of the Master Transaction Agreement, DISH Network is now a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellite Capacity Leased from DISH Network. On September 10, 2019, in connection with the Master Transaction Agreement, DISH Network entered into with EchoStar on May 19, 2019, we began leasing satellite capacity on satellites owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. See “Pay-TV Satellites” in Note 6 for further information. The term of each lease is set forth below:

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

Nimiq 5 Agreement. During 2009, EchoStar entered into a 15-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”). During 2009, EchoStar also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we received service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Under the terms of the DISH Nimiq 5 Agreement, we made certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continued through the service term, which expired ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we had the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Pursuant to the Master Transaction Agreement, on September 10, 2019, the Telesat Transponder Agreement was transferred to DISH Network and we began receiving transponder services on the Nimiq 5 satellite from a wholly-owned subsidiary of DISH Network as of the same date. We have exercised our option to renew for a one-year period through September 2022. As discussed in Note 6, “Property and Equipment and Intangible Assets,” the Nimiq 5 satellite lease has been accounted for as a finance lease since September 2019. Expenses related to this lease are recorded in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During each of the three months ended March 31, 2022 and 2021, we recorded $9 million of “Depreciation and amortization expense” and $2 million and $3 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5.

QuetzSat-1 Lease Agreement. During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provided, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite (“SES Transponder Agreement”). During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we received service from EchoStar on 24 DBS transponders. QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree orbital location. In January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013. Our lease arrangement with DISH Network expired in November 2021.

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

“Selling, general and administrative expenses”

During the three months ended March 31, 2022 and 2021, we incurred $3 million and $2 million, respectively, for selling, general and administrative expenses for services provided to us by DISH Network. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Real Estate Lease Agreements. On September 10, 2019, in connection with the Master Transaction Agreement, we began leasing office space owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. The term of each lease is set forth below:

●	Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado originally from EchoStar to us was for a period ending on December 31, 2018. In December 2018, we and EchoStar amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2019. Pursuant to the Master Transaction Agreement, on September 10, 2019, this lease was transferred to DISH Network and we began leasing all of 5701 S. Santa Fe Dr. in Littleton, Colorado from a wholly-owned subsidiary of DISH Network as of the same date. In December 2020, we and DISH Network amended this lease to, among other things, extend the term thereof for one additional year until December 31, 2021. This lease expired on December 31, 2021.

●	Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031. In connection with the completion of the Share Exchange, EchoStar transferred ownership of a portion of this property to DISH Network, and, effective March 1, 2017, DISH Network and EchoStar amended this lease agreement to: (i) terminate the lease of certain space at the portion of the property that was transferred to DISH Network; and (ii) provide for the continued lease to us of certain space at the portion of the property that EchoStar retained. Pursuant to the Master Transaction Agreement, the portion of the property EchoStar retained was transferred to DISH Network, and on September 10, 2019, this lease was transferred to DISH Network and we began leasing certain space from a wholly-owned subsidiary of DISH Network as of the same date.

Other Agreements – DISH Network

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations. During the three months ended March 31, 2022 and 2021, the costs associated with these services were $29 million and $20 million, respectively.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$11,957	$11,770

	As of
	March 31,	December 31,
	2022	2021

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$11,317	$11,988
Commitments to NagraStar	$5,779	$5,630

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Sales:
Uplink services	$729	$1,295

	As of
	March 31,	December 31,
	2022	2021

	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$1,010	$941

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

Overview

We currently operate one business segment, Pay-TV.

Our Pay-TV business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship and experience than those available from other subscription television service providers. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide pandemic.  COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations and could materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our subscribers are impacted by recommendations and/or mandates from federal, state, and local authorities to, among other things, practice social distancing and to refrain from gathering in groups. While certain government regulations and/or mandates have eased and COVID-19 vaccines have become broadly available, governmental authorities are continuing to monitor the situation and take various actions in an effort to slow or prevent an increase in the spread of COVID-19. COVID-19 continues to impact our business during 2022, in particular in the following areas:

●	In response to the pandemic and business disruption, first and foremost, we have prioritized the health and safety of our employees. We have implemented increased health and safety practices including, among other things, increased use of personal protective equipment for employees to protect them and our subscribers.

●	Our DISH TV business has been and may be further impacted by: (i) government recommendations and/or mandates for commercial establishments to operate at reduced capacity; and (ii) reduced in person selling opportunities due to subscriber preferences and actions as well as government restrictions.

●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Moreover, any surges in COVID-19 cases in areas outside the United States and the stringent lockdowns implemented in response to such surges may cause interruptions and/or delays that may adversely impact our business. In addition, worldwide interruptions and delays in the supply of electronic components including, but not limited to, semi-conductors, may negatively impact our ability to obtain set-top boxes and other equipment. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate any such interruptions and/or delays or find new suppliers on reasonable terms or at all. Any interruptions and/or delays in our supply chain could have a material adverse effect on our business.

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

Pay-TV

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of March 31, 2022, we had 10.245 million Pay-TV subscribers in the United States, including 7.993 million DISH TV subscribers and 2.252 million SLING TV subscribers. We promote our Pay-TV services as providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national and regional cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, and SLING Latino video programming services.

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

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services and may exacerbate the risks described under the caption “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in our public filings. These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.

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

Operational Liquidity

We make general investments in property such as, among others, satellites, set-top boxes, information technology and facilities that support our Pay-TV business. Moreover, since we are a subscriber-based company, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers. While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary. Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment. Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive, but there can be no assurances that over time we will recoup or earn a return on the upfront investment.

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time. The first factor is our churn rate and how successful we are at retaining our current subscribers. To the extent we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced. The second factor is how successful we are at maintaining our service margins. To the extent our “Cost of services” grow faster than our “Service revenue,” the amount of cash flow that is generated per existing subscriber is reduced. Our Pay-TV service margins have been reduced by, among other things, a shift to lower priced Pay-TV programming packages and higher programming costs. The third factor is the rate at which we acquire new subscribers. The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers. Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period. In addition, declines in our Pay-TV subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines will not continue.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty. While modest fluctuations in the cost of capital will not likely impact our current operational plans, significant fluctuations could have a material adverse effect on our business, results of operations and financial condition.

Debt Issuances and Maturity

During the three months ended March 31, 2022, we repurchased approximately $1 million of our 5 7/8% Senior Notes due 2022 in open market trades. The remaining balance of approximately $1.999 billion matures on July 15, 2022. We expect to fund this obligation from cash and marketable investment securities balances at that time.

Our 5% Senior Notes due 2023 with an aggregate principal balance of $1.5 billion mature on March 15, 2023. We expect to fund this obligation from cash and marketable investment securities balances at that time. But, we may raise additional capital prior to the maturity of this obligation, depending on market conditions.

Future Liquidity

We have made cash distributions and the Intercompany Loan to partially finance the development of DISH Network’s 5G Network Deployment, including the purchase of wireless spectrum licenses, and retail wireless business to date and may make additional funds available to DISH Network in the form of cash distributions or loans to finance, in whole or in part, DISH Network’s future efforts. We plan to raise additional capital in the future, which may not be available on favorable terms, to among other things, pay debt maturities, continue investing in our business, finance acquisitions and other strategic transactions, and potentially make additional cash distributions or loans to DISH Network.

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

Notes Receivable - DISH Network

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network resulting in a total of $6.750 billion under the Intercompany Loan.

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

DISH TV average monthly subscriber churn rate (“DISH TV churn rate”). We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses. We calculate our “DISH TV churn rate” for any period by dividing the number of DISH TV subscribers who terminated service during the period by the average number of DISH TV subscribers for the same period, and further dividing by the number of months in the period. The average number of DISH TV subscribers is calculated for the period by adding the average number of DISH TV subscribers for each month and dividing by the number of months in the period. The average number of DISH TV subscribers for each month is calculated by adding the beginning and ending DISH TV subscribers for the month and dividing by two.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,108,313	$3,137,387	$(29,074)	(0.9)
Equipment sales and other revenue	25,098	25,532	(434)	(1.7)
Total revenue	3,133,411	3,162,919	(29,508)	(0.9)

Costs and Expenses:
Cost of services	1,890,096	1,958,699	(68,603)	(3.5)
% of Service revenue	60.8%	62.4%
Cost of sales - equipment and other	20,872	16,275	4,597	28.2
Selling, general and administrative expenses	401,751	333,074	68,677	20.6
% of Total revenue	12.8%	10.5%
Depreciation and amortization	95,916	115,242	(19,326)	(16.8)
Total costs and expenses	2,408,635	2,423,290	(14,655)	(0.6)

Operating income (loss)	724,776	739,629	(14,853)	(2.0)

Other Income (Expense):
Interest income	97,120	806	96,314	*
Interest expense, net of amounts capitalized	(232,369)	(173,976)	(58,393)	(33.6)
Other, net	790	(1,508)	2,298	*
Total other income (expense)	(134,459)	(174,678)	40,219	23.0

Income (loss) before income taxes	590,317	564,951	25,366	4.5
Income tax (provision) benefit, net	(145,906)	(140,424)	(5,482)	(3.9)
Effective tax rate	24.7%	24.9%
Net income (loss)	$444,411	$424,527	$19,884	4.7

Other Data:
Pay-TV subscribers, as of period end (in millions)	10.245	11.060	(0.815)	(7.4)
DISH TV subscribers, as of period end (in millions)	7.993	8.686	(0.693)	(8.0)
SLING TV subscribers, as of period end (in millions)	2.252	2.374	(0.122)	(5.1)
Pay-TV subscriber additions (losses), net (in millions)	(0.462)	(0.230)	(0.232)	*
DISH TV subscriber additions (losses), net (in millions)	(0.228)	(0.130)	(0.098)	(75.4)
SLING TV subscriber additions (losses), net (in millions)	(0.234)	(0.100)	(0.134)	*
Pay-TV ARPU	$99.44	$93.63	$5.81	6.2
DISH TV subscriber additions, gross (in millions)	0.159	0.210	(0.051)	(24.3)
DISH TV churn rate	1.59%	1.30%	0.29%	22.3
DISH TV SAC	$1,088	$790	$298	37.7
Purchases of property and equipment	$30,889	$49,802	$(18,913)	(38.0)
EBITDA	$821,482	$853,363	$(31,881)	(3.7)
OIBDA	$820,692	$854,871	$(34,179)	(4.0)

* Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 228,000 net DISH TV subscribers during the three months ended March 31, 2022 compared to the loss of approximately 130,000 net DISH TV subscribers during the same period in 2021. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We lost approximately 234,000 net SLING TV subscribers during the three months ended March 31, 2022 compared to the loss of approximately 100,000 net SLING TV subscribers during the same period in 2021. The increase in net SLING TV subscriber losses was primarily related to higher subscriber disconnects following football season, and lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers.

DISH TV subscribers, gross. During the three months ended March 31, 2022, we activated approximately 159,000 gross new DISH TV subscribers compared to approximately 210,000 gross new DISH TV subscribers during the same period in 2021, a decrease of 24.3%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand and channel removals, including Tegna, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including, but not limited to, an emphasis on acquiring higher quality subscribers. Furthermore, we continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscriber activations.

DISH TV churn rate. Our DISH TV churn rate for the three months ended March 31, 2022 was 1.59% compared to 1.30% for the same period in 2021. Our DISH TV churn rate for the three months ended March 31, 2022 was negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, including Tegna. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting and increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, our DISH TV churn rate was positively impacted by COVID-19 beginning in the second quarter of 2020, including, among other things, the recommendations and/or mandates from federal, state, and/or local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. We continue to assess the impact of COVID-19 and while certain government regulations and/or mandates have eased, we cannot predict with certainty the impact to our DISH TV churn rate. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $3.108 billion for the three months ended March 31, 2022, a decrease of $29 million or 0.9% compared to the same period in 2021. The decrease in “Service revenue” compared to the same period in 2021 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $99.44 during the three months ended March 31, 2022 versus $93.63 during the same period in 2021. The $5.81 or 6.2% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases effective in the first and fourth quarters of 2021, the SLING TV programming package price increase effective in the first quarter of 2021 and higher ad sales revenue, partially offset by an increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in SLING TV subscribers as a percentage of our total Pay-TV subscriber base had a negative impact on Pay-TV ARPU.

Cost of services. “Cost of services” totaled $1.890 billion during the three months ended March 31, 2022, a decrease of $69 million or 3.5% compared to the same period in 2021. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the three months ended March 31, 2022 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber increased during the three months ended March 31, 2022 due to, among other things, higher labor and installation costs. “Cost of services” represented 60.8% and 62.4% of “Service revenue” during the three months ended March 31, 2022 and 2021, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $402 million during the three months ended March 31, 2022, a $69 million or 20.6% increase compared to the same period in 2021. This change was primarily driven by an increase in subscriber acquisition costs resulting from higher marketing expenditures and an increase in costs to support our business.

Depreciation and amortization. “Depreciation and amortization” expense totaled $96 million during the three months ended March 31, 2022, a $19 million or 16.8% decrease compared to the same period in 2021. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

DISH TV SAC. DISH TV SAC was $1,088 during the three months ended March 31, 2022 compared to $790 during the same period in 2021, an increase of $298 or 37.7%. This change was primarily attributable to an increase in advertising costs per subscriber, higher installation costs due to an increase in labor and other installation costs, and higher manufacturing costs.

During the three months ended March 31, 2022 and 2021, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $15 million and $22 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Interest income. “Interest income” totaled $97 million during the three months ended March 31, 2022, a $96 million increase compared to the same period in 2021. This change was primarily related to the interest incomes associated with our Intercompany Loan to DISH Network.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $232 million during the three months ended March 31, 2022, an increase of $58 million compared to the same period in 2021. This increase was primarily related to higher interest expense as a result of the issuance of our 5 1/8% Senior Notes due 2029 in second quarter of 2021 and our Senior Secured Notes during the fourth quarter of 2021, partially offset by a reduction in interest expense resulting from the redemption of our 6 3/4% Senior Notes due 2021 during the second quarter of 2021.

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

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Net income (loss)	$444,411	$424,527
Interest, net	135,249	173,170
Income tax provision (benefit), net	145,906	140,424
Depreciation and amortization	95,916	115,242
EBITDA	$821,482	$853,363

The changes in EBITDA during the three months ended March 31, 2022, compared to the same period in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Operating income (loss)	$724,776	$739,629
Depreciation and amortization	95,916	115,242
OIBDA	$820,692	$854,871

The changes in OIBDA during the three months ended March 31, 2022, compared to the same period in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2021 includes a detailed discussion of our risk factors.

Item 6.EXHIBITS

(a)	Exhibits.

10.1*	Description of the 2022 Incentive Plan dated December 30, 2021 (incorporated by reference from the Current Report on Form 8-K of DISH Network Corporation filed January 4, 2022). **

22◻	List of Subsidiary Guarantors

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended March 31, 2022, filed on May 16, 2022, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104◻	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

*Incorporated by reference.

**Constitutes a management contract or compensatory plan or arrangement.

◻Filed herewith.

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

Date: May 16, 2022