Form 10-Q
period 2022-06-30
DISH DBS CORP
filed 2022-08-15
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of August 8, 2022, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

SUMMARY OF RISK FACTORS

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	With respect to our Pay-TV business, programming expenses are increasing, which may adversely affect our future financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

i

●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.
●	We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our and DISH Network’s common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets and we have and may continue to make funds available to DISH Network in the form of cash distributions or loans in connection with the development of DISH Network’s wireless business.
●	Our parent, DISH Network, has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses and we have made and may make additional cash distributions or loans to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities including their obligations to purchase Northstar Manager’s and SNR Management’s ownership interests.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and will incur additional debt.
●	Our Senior Secured Notes (defined herein) are subordinated to our existing unsecured notes and certain future unsecured notes with respect to certain realizations under the Intercompany Loan (defined herein) and any collateral pledged as security therefor.
●	We will need additional capital, which may not be available on favorable terms, to pay debt maturities, continue investing in our business, finance acquisitions and other strategic transactions, and potentially make additional cash distributions or loans to DISH Network.
●	Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

ii

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, DISH Network’s stock price and investor confidence in our financial results may be adversely affected.
●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

iii

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$1,868,454	$1,373,591
Marketable investment securities	84,779	1,670,739
Trade accounts receivable, net of allowance for credit losses of $23,846 and $32,861, respectively	639,421	601,553
Inventory	302,929	292,099
Other current assets	181,321	270,417
Total current assets	3,076,904	4,208,399

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	54,937	55,027
Property and equipment, net	1,098,842	1,233,180
FCC authorizations	611,794	611,794
Other investment securities	91,571	99,606
Operating lease assets	187,253	220,089
Note receivable - DISH Network (Note 13)	6,945,299	5,250,000
Interest receivable - DISH Network (Note 13)	35,803	31,840
Other noncurrent assets, net	129,421	152,747
Total noncurrent assets	9,154,920	7,654,283
Total assets	$12,231,824	$11,862,682

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$476,958	$522,523
Deferred revenue and other	542,846	602,521
Accrued programming	1,308,624	1,376,770
Accrued interest	226,919	239,571
Other accrued expenses	625,492	588,201
Current portion of long-term debt and finance lease obligations (Note 8)	3,202,624	2,042,641
Total current liabilities	6,383,463	5,372,227

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 8)	11,779,982	13,294,988
Deferred tax liabilities	407,787	469,418
Operating lease liabilities	76,994	83,725
Long-term deferred revenue and other long-term liabilities	195,309	197,147
Total long-term obligations, net of current portion	12,460,072	14,045,278
Total liabilities	18,843,535	19,417,505

Commitments and Contingencies (Note 9)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,508,445	1,492,174
Accumulated other comprehensive income (loss)	(2,012)	(1,262)
Accumulated earnings (deficit)	(8,118,144)	(9,045,735)
Total stockholder’s equity (deficit)	(6,611,711)	(7,554,823)
Total liabilities and stockholder’s equity (deficit)	$12,231,824	$11,862,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Service revenue	$3,093,765	$3,176,710	$6,202,078	$6,314,097
Equipment sales and other revenue	27,249	34,778	52,347	60,310
Total revenue	3,121,014	3,211,488	6,254,425	6,374,407

Costs and Expenses (exclusive of depreciation):
Cost of services	1,887,814	1,949,761	3,777,910	3,908,460
Cost of sales - equipment and other	21,922	24,902	42,794	41,177
Selling, general and administrative expenses	364,147	332,060	765,898	665,134
Depreciation and amortization	89,418	111,391	185,334	226,633
Total costs and expenses	2,363,301	2,418,114	4,771,936	4,841,404

Operating income (loss)	757,713	793,374	1,482,489	1,533,003

Other Income (Expense):
Interest income	113,281	1,002	210,401	1,808
Interest expense, net of amounts capitalized	(230,210)	(162,212)	(462,579)	(336,188)
Other, net	455	(287)	1,245	(1,795)
Total other income (expense)	(116,474)	(161,497)	(250,933)	(336,175)

Income (loss) before income taxes	641,239	631,877	1,231,556	1,196,828
Income tax (provision) benefit, net	(158,059)	(155,134)	(303,965)	(295,558)
Net income (loss)	$483,180	$476,743	$927,591	$901,270

Comprehensive Income (Loss):
Net income (loss)	$483,180	$476,743	$927,591	$901,270
Other comprehensive income (loss):
Foreign currency translation adjustments	(507)	(144)	(694)	(339)
Unrealized holding gains (losses) on available-for-sale debt securities	6	(6)	(70)	(8)
Deferred income tax (expense) benefit, net	(7)	—	14	—
Total other comprehensive income (loss), net of tax	(508)	(150)	(750)	(347)
Comprehensive income (loss)	$482,672	$476,593	$926,841	$900,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2020	$—	$1,463,407	$(805)	$(10,782,607)	$(9,320,005)
Non-cash, stock-based compensation	—	7,676	—	—	7,676
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(2)	—	(2)
Foreign currency translation	—	—	(195)	—	(195)
Net income (loss)	—	—	—	424,527	424,527
Balance, March 31, 2021	$—	$1,471,083	$(1,002)	$(10,358,080)	$(8,887,999)
Non-cash, stock-based compensation	—	(8,344)	—	—	(8,344)
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(6)	—	(6)
Foreign currency translation	—	—	(144)	—	(144)
Net income (loss)	—	—	—	476,743	476,743
Balance, June 30, 2021	$—	$1,462,739	$(1,152)	$(9,881,337)	$(8,419,750)

Balance, December 31, 2021	$—	$1,492,174	$(1,262)	$(9,045,735)	$(7,554,823)
Non-cash, stock-based compensation	—	8,383	—	—	8,383
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(76)	—	(76)
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	21	—	21
Foreign currency translation	—	—	(187)	—	(187)
Net income (loss)	—	—	—	444,411	444,411
Other	—	13	—	—	13
Balance, March 31, 2022	$—	$1,500,570	$(1,504)	$(8,601,324)	$(7,102,258)
Non-cash, stock-based compensation	—	7,888	—	—	7,888
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	6	—	6
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(7)	—	(7)
Foreign currency translation	—	—	(507)	—	(507)
Net income (loss)	—	—	—	483,180	483,180
Other	—	(13)	—	—	(13)
Balance, June 30, 2022	$—	$1,508,445	$(2,012)	$(8,118,144)	$(6,611,711)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$927,591	$901,270
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	185,334	226,633
Realized and unrealized losses (gains) on investments and other	1,149	3,587
Non-cash, stock-based compensation expense (benefit)	16,271	(668)
Deferred tax expense (benefit)	(61,618)	(13,870)
Changes in allowance for credit losses	(9,015)	(8,678)
Other, net	33,836	13,466
Non-cash interest income - DISH Network	(199,262)	—
Changes in current assets and current liabilities, net	(103,854)	(27,598)
Net cash flows from operating activities	790,432	1,094,142

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	1,586,861	(305,958)
Purchases of property and equipment	(60,432)	(88,470)
Notes receivable - DISH Network	(1,500,000)	—
Other, net	2,675	9,311
Net cash flows from investing activities	29,104	(385,117)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(22,306)	(24,382)
Redemption and repurchases of senior notes	(301,331)	(2,000,000)
Proceeds from issuance of senior notes	—	1,500,000
Early debt extinguishment costs	(1,126)	(3,368)
Debt issuance costs	—	(9,819)
Net cash flows from financing activities	(324,763)	(537,569)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	494,773	171,456
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	1,428,618	1,296,732
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$1,923,391	$1,468,188

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of June 30, 2022, we had 9.988 million Pay-TV subscribers in the United States, including 7.791 million DISH TV subscribers and 2.197 million SLING TV subscribers.

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

As of June 30, 2022 and December 31, 2021, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 4 for the fair value of our marketable investment securities.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life exceeding one year. During the three months ended June 30, 2022 and 2021, we capitalized $23 million and $33 million, respectively, under these programs.  The amortization expense related to these programs was $40 million and $38 million for the three months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 and 2021, we capitalized $44 million and $61 million, respectively, under these programs.  The amortization expense related to these programs was $81 million and $75 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, we had a total of $262 million and $298 million, respectively, capitalized on our Condensed Consolidated Balance Sheets. These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $99 million and $96 million for the three months ended June 30, 2022 and 2021, respectively. Advertising expenses totaled $218 million and $179 million for the six months ended June 30, 2022 and 2021, respectively.

Research and Development

Research and development costs are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $12 million and $7 million for the three months ended June 30, 2022 and 2021, respectively. Research and development costs totaled $22 million and $14 million for the six months ended June 30, 2022 and 2021, respectively.

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

	For the Six Months Ended
	June 30,
	2022	2021

	(In thousands)
Cash paid for interest	$456,291	$326,004
Cash received for interest	9,011	1,808
Cash paid for income taxes	18,016	21,732
Cash paid for income taxes to DISH Network	342,735	290,046
Unsettled repurchases of senior notes	35,000	—

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

In our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022, management reclassified certain non material amounts reported for the three months ended March 31, 2022 related to paid in kind interest associated with the Intercompany Loan (defined herein) from “Other net” in the investing activities section to “Non-cash interest income – DISH Network” in the operating activities section of our Condensed Consolidated Statements of Cash Flows. The change in presentation corrected an overstatement of cash flows from operations and an overstatement of cash used in investing activities.  The misstatement had no impact on our financial position, results of operations or overall cash balances. The presentation of paid in kind interest has been appropriately presented in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2022	2021

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$84,779	$1,670,739

Restricted cash and cash equivalents (1)	54,937	55,027

Other investment securities:
Other investment securities	91,571	99,606

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$231,287	$1,825,372

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2022 and December 31, 2021, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$1,899,329	$353,637	$1,545,692	$—	$1,404,505	$60,085	$1,344,420	$—

Debt securities (including restricted):
Commercial paper	$37,144	$—	$37,144	$—	$1,413,134	$—	$1,413,134	$—
Corporate securities	47,170	—	47,170	—	254,631	—	254,631	—
Other	465	—	465	—	2,974	—	2,974	—
Total	$84,779	$—	$84,779	$—	$1,670,739	$—	$1,670,739	$—

As of June 30, 2022, restricted and non-restricted marketable investment securities included debt securities of $85 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2022	2021	2022	2021

	(In thousands)
Costs related to early redemption of debt	$(1,143)	$(987)	$(1,149)	$(3,587)
Equity in earnings (losses) of affiliates	1,282	660	1,961	1,563
Other	316	40	433	229
Total	$455	$(287)	$1,245	$(1,795)

5.	Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2022	2021

	(In thousands)
Finished goods	$263,688	$246,723
Work-in-process and service repairs	16,362	19,074
Raw materials	22,879	26,302
Total inventory	$302,929	$292,099

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	June 30,	December 31,
	(In Years)	2022	2021

		(In thousands)
Equipment leased to customers	2-5	$1,402,840	$1,518,880
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements	15	174,685	398,107
Furniture, fixtures, equipment and other	2-10	1,894,034	1,882,610
Buildings and improvements	5-40	294,150	292,840
Land	-	12,505	12,505
Construction in progress	-	34,799	37,339
Total property and equipment		4,501,926	4,831,194
Accumulated depreciation		(3,403,084)	(3,598,014)
Property and equipment, net		$1,098,842	$1,233,180

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Equipment leased to customers	$49,743	$63,527	$101,013	$127,789
Satellites	20,072	23,796	43,869	47,593
Buildings, furniture, fixtures, equipment and other	19,603	24,068	40,452	51,251
Total depreciation and amortization	$89,418	$111,391	$185,334	$226,633

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Satellites

Pay-TV Satellites. We currently utilize ten satellites in geostationary orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on five satellites that we lease from DISH Network and one satellite that we lease from EchoStar, which are accounted for as operating leases, except for Nimiq 5 which is accounted for as financing lease and is depreciated over its economic life. We also lease two satellites from third parties: Ciel II, which is accounted for as an operating lease and the Anik F3 satellite, which was accounted for as a finance lease until April 2022 and was fully depreciated. During April 2022, we extended the Anik F3 lease and as a result it is currently accounted for as an operating lease.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of June 30, 2022, our pay-TV satellite fleet consisted of the following:

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

We enter into operating and finance leases for, among other things, satellites, office space, warehouses and distribution centers, vehicles, and other equipment. Our leases have remaining lease terms from one to ten years, some of which include renewal options, and some of which include options to terminate the leases within one year.

During the fourth quarter of 2021, our QuetzSat 1 operating lease expired. Through the first quarter of 2022, our Anik F3 and Nimiq 5 satellites were accounted for as financing leases. However, during April 2022, we extended the Anik F3 lease and as a result, it is currently accounted for as an operating lease. Substantially all of our remaining leases are accounted for as operating leases, including the remainder of our satellite fleet.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Operating lease cost (1)	$41,226	$57,682	$81,602	$117,705

Short-term lease cost (1)(2)	25,659	6,600	41,989	10,836

Finance lease cost:
Amortization of right-of-use assets	8,619	12,374	21,084	24,748
Interest on lease liabilities	2,234	3,428	4,768	7,144
Total finance lease cost	10,853	15,802	25,852	31,892
Total lease costs	$77,738	$80,084	$149,443	$160,433

(1)	The decrease in operating lease cost primarily related to the QuetzSat-1 lease, which expired in November 2021. In addition, our EchoStar XI and EchoStar X satellites were reclassified to “Short-term lease costs.”
(2)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended
	June 30,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80,561	$115,658
Operating cash flows from finance leases	$4,866	$6,944
Financing cash flows from finance leases	$22,167	$24,948

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$51,784	$15,000
Finance leases	$—	$—

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	June 30,	December 31,
	2022	2021

	(In thousands)
Operating Leases:
Operating lease assets	$187,253	$220,089

Other current liabilities	$114,418	$139,492
Operating lease liabilities	76,994	83,725
Total operating lease liabilities	$191,412	$223,217

Finance Leases:
Property and equipment, gross	$175,704	$399,126
Accumulated depreciation	(98,231)	(300,569)
Property and equipment, net	$77,473	$98,557

Other current liabilities	$36,271	$39,957
Other long-term liabilities	50,587	69,207
Total finance lease liabilities	$86,858	$109,164

Weighted Average Remaining Lease Term:
Operating leases	3.0 years	3.0 years
Finance leases	2.3 years	2.6 years

Weighted Average Discount Rate:
Operating leases	7.3%	8.2%
Finance leases	10.0%	9.9%

Maturities of lease liabilities as of June 30, 2022 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2022 (remaining six months)	$82,901	$21,447	$104,348
2023	59,536	42,950	102,486
2024	25,866	32,147	58,013
2025	11,583	—	11,583
2026	7,424	—	7,424
Thereafter	28,852	—	28,852
Total lease payments	216,162	96,544	312,706
Less: Imputed interest	(24,750)	(9,686)	(34,436)
Total	191,412	86,858	278,270
Less: Current portion	(114,418)	(36,271)	(150,689)
Long-term portion of lease obligations	$76,994	$50,587	$127,581

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.	Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5 7/8% Senior Notes due 2022 (1)	$1,663,669	$1,664,900	$2,000,000	$2,039,700
5% Senior Notes due 2023 (2)	1,500,000	1,434,690	1,500,000	1,541,670
5 7/8% Senior Notes due 2024	2,000,000	1,699,480	2,000,000	2,060,180
7 3/4% Senior Notes due 2026	2,000,000	1,569,780	2,000,000	2,122,700
5 1/4% Senior Secured Notes due 2026 (3)	2,750,000	2,164,718	2,750,000	2,792,900
7 3/8% Senior Notes due 2028	1,000,000	684,630	1,000,000	1,017,060
5 3/4% Senior Secured Notes due 2028 (3)	2,500,000	1,867,725	2,500,000	2,520,650
5 1/8% Senior Notes due 2029	1,500,000	916,965	1,500,000	1,365,645
Other notes payable	21,012	21,012	21,012	21,012
Subtotal	14,934,681	$12,023,900	15,271,012	$15,481,517
Unamortized deferred financing costs and debt discounts, net	(38,933)		(42,547)
Finance lease obligations (4)	86,858		109,164
Total long-term debt and finance lease obligations (including current portion)	$14,982,606		$15,337,629

(1)	During the three and six months ended June 30, 2022, we repurchased approximately $335 million and $336 million, respectively, of our 5 7/8% Senior Notes due 2022 in open market trades. The remaining balance of approximately $1.664 billion is included in “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets and was redeemed on July 15, 2022 from cash and marketable investment securities balances at that time.
(2)	Our 5% Senior Notes due 2023 mature on March 15, 2023 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2022.
(3)	The net proceeds from the offering of our Senior Secured Notes (defined herein) were used to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “Intercompany Loan”) between us and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. See Note 13 Related Party Transactions for further information.
(4)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Future Liquidity

We have made cash distributions and the Intercompany Loan to partially finance the development of DISH Network’s 5G Network Deployment, including the purchase of wireless spectrum licenses, and retail wireless business to date and may make additional funds available to DISH Network in the form of cash distributions or loans to finance, in whole or in part, DISH Network’s future efforts. These factors, including, but not limited to, debt maturities, continued investing in our business, financing acquisitions and other strategic transactions, will require us to raise additional capital in the future. In particular, our 5% Senior Notes due 2023 with an aggregate principal balance of $1.5 billion mature on March 15, 2023. We do not currently have cash, marketable investment securities balances and/or projected future cash flows to fund this obligation.  We will raise additional capital prior to the maturity of this obligation, which may not be available at the historical interest rates of our long-term debt, as detailed in the table above, due to, among other things, the current market rate environment.

9.	Commitments and Contingencies

Commitments

Future maturities of our long-term debt, finance lease and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 have not changed materially, other than those disclosed below.

“Other long-term obligations” totaled $6.481 billion as of June 30, 2022 and $2.405 billion as of December 31, 2021, an increase of $4.076 billion as of June 30, 2022. This increase primarily resulted from contractual commitments, including, but not limited to, certain minimum commitments resulting from the amendment to the MNSA with T-Mobile and a long-term agreement with Samsung. These totals could increase as DISH Network continues its 5G Network Deployment. As of June 30, 2022, our future “Other long-term obligations” were as follows:

For the Years Ending December 31,	Other Long-Term Obligations (1)
(In thousands)
2022 (remaining six months)	$1,690,981
2023	2,065,995
2024	1,228,884
2025	712,219
2026	657,673
Thereafter	125,084
Total	$6,480,836

(1)	Represents minimum contractual commitments related to certain 5G Network Deployment commitments, obligations under the MNSA with T-Mobile, radios, software and integration services and satellite related and other obligations.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network’s 5G Network Deployment

DISH Network has invested a total of approximately $30 billion related to wireless spectrum licenses. DISH Network has directly invested approximately $20 billion to acquire certain wireless spectrum licenses and made over $10 billion in non-controlling investments in certain entities.

DISH Network Spectrum

DISH Network has directly invested approximately $20 billion to acquire certain wireless spectrum licenses. DISH Network’s wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. DISH Network plans to commercialize its wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (the “5G Network Deployment”). DISH Network currently expects capital expenditures, excluding capitalized interest, for its 5G Network Deployment to be approximately $10 billion including amounts incurred in 2021 and in the first half of 2022. DISH Network will need to make significant additional investments or partner with others to, among other things, complete its 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly.

In addition, as DISH Network completes its 5G Network Deployment, DISH Network has and will continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, and third party integration. DISH Network may also determine that additional wireless spectrum licenses may be required to complete its 5G Network Deployment and to compete with other wireless service providers.

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

Agreements in Connection with the Asset Purchase Agreement

On July 1, 2020, DISH Network completed the Boost Mobile Acquisition. In connection with the closing of the Boost Mobile Acquisition, DISH Network and T-Mobile entered into the TSA, the MNSA, the Option Agreement, and the Spectrum Purchase Agreement for approximately $3.59 billion (as detailed in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2021). If DISH Network elects to not exercise the option to purchase the 800 MHz licenses pursuant to the Spectrum Purchase Agreement or it expires, DISH Network is potentially subject to pay T-Mobile a fee of approximately $72 million per the Spectrum Purchase Agreement under certain circumstances. The $3.59 billion and the $72 million are not included in “Other long-term obligations” above.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

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

See Note 10 “Commitments and Contingencies – Wireless” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 for further information.

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

For certain cases described on the following pages, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons: (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

BE Labs, Inc.

On May 5, 2022, BE Labs, Inc. (“BE Labs”) filed a complaint against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Western District of Texas. The complaint alleges infringement of United States Patent Nos. 7,827,581 (the “581 patent”) and 9,344,183 (the “183 patent”), each entitled “Wireless multimedia system.” BE Labs alleges that the Alcatel Linkzone 2 mobile hotspot, sold by Boost Mobile, infringes the asserted patents. On June 28, 2022, BE Labs voluntarily dismissed its complaint. This matter is now concluded.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against DISH Network, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah. The complaint alleges willful infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.” ClearPlay alleges that the AutoHop™ feature of our Hopper® set-top box infringes the asserted patents. On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action.

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

On October 16, October 21, November 2, 2020 and November 9, 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of the asserted claims of, respectively, the 784 patent, the 799 patent, the 318 patent and the 970 patent; and on November 2, November 20, December 14 and December 15, 2020, the United States Patent and Trademark Office granted each request for reexamination. On May 7, 2021, May 25, 2021, June 25, 2021 and July 7, 2021, the United States Patent and Trademark Office issued Ex Parte Reexamination Certificates confirming the patentability of the challenged claims of, respectively, the 799 patent, the 784 patent, the 318 patent and the 970 patent. In October and November 2021, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of certain asserted claims of the 784 patent, the 799 patent and the 970 patent. In November and December, 2021, the United States Patent and Trademark Office granted review of the challenged claims of the 799 patent and the 970 patent, but denied review of the challenged claims of the 784 patent. In December 2021, DISH Network L.L.C. petitioned for review of the denial as to the 784 patent. Trial has been scheduled for February 27, 2023. In an updated report, ClearPlay’s damages expert now contends that ClearPlay is entitled to $885 million in damages.

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

On June 16, 2021, the United States Patent and Trademark Office issued a certificate cancelling the challenged claims of the 437 patent and, on July 9, 2021, it issued certificates cancelling the challenged claims of the 090 and 494 patents. Customedia thereafter petitioned the United States Patent and Trademark Office to withdraw its cancellation certificates. On November 22, 2021, the United States Patent and Trademark Office denied Customedia’s petition as to the 437 patent, and on June 14, 2022, it denied Customedia’s petitions as to the 090 patent and the 494 patent. Accordingly, on August 10, 2022, the District Court granted DISH Network L.L.C.’s Motion to Dismiss with prejudice, and entered final judgment in its favor.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Entropic Communications LLC

On March 9, 2022, Entropic Communications, LLC (“Entropic”) filed a complaint against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent No. 7,130,576 (the “576 patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; U.S. Patent No. 7,542,715 (the “715 Patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; and U.S. Patent No. 8,792,008 (the “008 Patent”), entitled “Method and Apparatus for Spectrum Monitoring.” On March 30, 2022, Entropic filed an amended complaint alleging infringement of the same patents. Generally, the plaintiff accuses satellite antennas, low-noise block converters, signal selector and combiners, and set-top boxes and the manner in which they process signals for satellite television customers of infringing the asserted patents. Trial has been set for October 16, 2023.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On July 30, 2021, the District Court granted summary judgment in favor of DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C., holding that the remaining asserted patent, the 610 patent, is invalid because it claims patent-ineligible abstract subject matter. Realtime Adaptive Streaming has filed a notice of appeal from that ruling to the United States Court of Appeals for the Federal Circuit. On January 21, 2022, the District Court granted the defendants’ motion to have the case declared “exceptional,” which entitles them to be awarded attorneys’ fees. Independently, on September 21, 2021, in connection with an ex parte reexamination of the validity of the 610 patent, an examiner at the United States Patent and Trademark Office issued a final office action rejecting each asserted claim of the 610 patent. On February 15, 2022, Realtime Adaptive Streaming filed a notice of appeal from that final office action to the Patent Trial and Appeal Board.

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

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against DISH Network in the United States District Court for the Western District of Texas. The complaint alleges that DISH Network infringes U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts.” On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon.

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

On November 13, 2017, City of Sterling Heights Police and Fire Retirement System (“Sterling Heights”), a purported shareholder of DISH Network, filed a putative shareholder derivative action in the District Court for Clark County, Nevada. Sterling Heights makes substantially the same allegations as Plumbers Union 519, and alleges causes of action against the Director Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Sterling Heights is seeking an unspecified amount of damages. Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the derivative plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint. DISH Network’s Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action. On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation. The Special Litigation Committee’s report was filed on November 27, 2018, and recommended that the Company not pursue the claims asserted by the derivative plaintiffs. On December 20, 2018, the Special Litigation Committee filed a motion seeking deferral to its determination that the claims should be dismissed. Following a two-day evidentiary hearing on July 6-7, 2020, on July 17, 2020, the District Court entered an order granting the Special Litigation Committee’s motion. On August 25, 2020, the derivative plaintiffs filed a notice of appeal to the Nevada Supreme Court, and on August 4, 2022, that Court affirmed the judgment in favor of the Director Defendants.  This matter is now concluded.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that, on May 13, 2015, Vermont National Telephone Company (“Vermont National”) filed against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of DISH Network’s board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint was unsealed after the United States Department of Justice notified the District Court that it had declined to intervene in the action. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See Note 10 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 for further information.

Thereafter, the District Court maintained the stay until October 26, 2018. On February 11, 2019, the District Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, and on March 23, 2021, the District Court granted the motion to dismiss. On April 21, 2021, Vermont National filed a notice of appeal to the United States Court of Appeals for the DC Circuit and, on May 17, 2022, that court reversed the District Court’s dismissal of the complaint. On June 16, 2022, the Defendants-Appellees filed a petition for rehearing or rehearing en banc, and on July 21, 2022, Vermont National filed a response to that petition.

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

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Revenue:	2022	2021	2022	2021

	(In thousands)
United States	$3,109,961	$3,203,181	$6,234,928	$6,358,798
Canada and Mexico	11,053	8,307	19,497	15,609
Total revenue	$3,121,014	$3,211,488	$6,254,425	$6,374,407

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Category:	2022	2021	2022	2021

	(In thousands)
Pay-TV subscriber and related revenue	$3,093,765	$3,176,710	$6,202,078	$6,314,097
Equipment sales and other revenue	27,249	34,778	52,347	60,310
Total	$3,121,014	$3,211,488	$6,254,425	$6,374,407

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.	Contract Balances

Our valuation and qualifying accounts as of June 30, 2022 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the six months ended June 30, 2022	$32,861	$21,671	$(30,686)	$23,846

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

	As of
	June 30,	December 31,
	2022	2021

	(In thousands)
Contract liabilities	$510,384	$558,700

Our beginning of period contract liability recorded as customer contract revenue during 2022 was $540 million.

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

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. As of June 30, 2022 and December 31, 2021 and during the three and six months ended June 30, 2022 and 2021, none of these agreements with EchoStar had a material impact on our financial condition or our results of operations.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Related Party Transactions with DISH Network

“Notes Receivable - DISH Network”

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 (our “Senior Secured Notes”) and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The Intercompany Loan is secured by: (i) the cash proceeds of the loan; and (ii) an interest in the wireless spectrum licenses acquired using such proceeds. Such collateral may be replaced by other then-existing wireless spectrum licenses held directly or indirectly by DISH Network of equivalent value (based upon a third-party valuation). The Intercompany Loan will mature in two tranches, with the first tranche maturing on December 1, 2026 (the “2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “2028 Tranche”). The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network under the 2026 Tranche. Interest will accrue and be payable semiannually, and interest payments with respect to the Intercompany Loan will, at DISH Network’s option, be payable in kind for the first two years. In the third year, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan must be paid in cash. Thereafter, interest payments must be paid in cash. Interest will accrue: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche. The Intercompany Loan will be repayable by DISH Network in whole or in part, at any time or from time to time, at a price equal to 100% of the principal amount thereof, plus accrued but unpaid interest thereon. We may use the proceeds of any such pre-payment for general corporate purposes, including refinancing of indebtedness, but may not use any such prepaid amounts to make a cash dividend or distribution to DISH Network prior to the repayment in full of the Intercompany Loan. The 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 are subordinated to our existing and certain future unsecured notes with respect to certain realizations under the Intercompany Loan and any collateral pledged as security therefor. Any material amendments or modifications to the terms of the Intercompany Loan will require the written consent of the holders of a majority of the then-outstanding 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028. During the three and six months ended June 30, 2022, we recorded $105 million and $199 million of “Interest income” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of June 30, 2022 and December 31, 2021, “Notes receivable – DISH Network” was $6.945 billion including interest paid in kind and $5.250 billion, respectively, “Interest receivable – DISH Network” was $36 million and $32 million, respectively, on our Condensed Consolidated Balance Sheets.

“Cost of services”

During the three months ended June 30, 2022 and 2021, we incurred expenses of $49 million and $56 million, respectively, for satellite capacity leased from DISH Network and telemetry, tracking and control (“TT&C”) and other professional services provided to us by DISH Network. During the six months ended June 30, 2022 and 2021, we incurred expenses of $97 million and $112 million, respectively, for satellite capacity leased from DISH Network and TT&C and other professional services provided to us by DISH Network. As a result of the Master Transaction Agreement, DISH Network is now a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Under the terms of the DISH Nimiq 5 Agreement, we made certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continued through the service term, which expired ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we had the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Pursuant to the Master Transaction Agreement, on September 10, 2019, the Telesat Transponder Agreement was transferred to DISH Network and we began receiving transponder services on the Nimiq 5 satellite from a wholly-owned subsidiary of DISH Network as of the same date. We have exercised our option to renew for a one-year period through September 2022. As discussed in Note 6, “Property and Equipment and Intangible Assets,” the Nimiq 5 satellite lease has been accounted for as a finance lease since September 2019. Expenses related to this lease are recorded in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During each of the three months ended June 30, 2022 and 2021, we recorded $8 million of “Depreciation and amortization expense” and $3 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5. During each of the six months ended June 30, 2022 and 2021, we recorded $17 million of “Depreciation and amortization expense” and $5 million and $6 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5.

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

“Selling, general and administrative expenses”

During the three months ended June 30, 2022 and 2021, we incurred $3 million and $1 million, respectively, for selling, general and administrative expenses for services provided to us by DISH Network. During the six months ended June 30, 2022 and 2021, we incurred $5 million and $3 million, respectively, for selling, general and administrative expenses for services provided to us by DISH Network. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Other Agreements – DISH Network

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations. During the three months ended June 30, 2022 and 2021, the costs associated with these services were $27 million and $20 million, respectively. During the six months ended June 30, 2022 and 2021, the costs associated with these services were $56 million and $40 million, respectively.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$10,471	$11,903	$22,428	$23,673

	As of
	June 30,	December 31,
	2022	2021

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$11,016	$11,988
Commitments to NagraStar	$5,154	$5,630

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Sales:
Uplink services	$1,245	$1,150	$1,974	$2,445

	As of
	June 30,	December 31,
	2022	2021

	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$832	$941

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

Recent Developments

COVID-19 Update

A novel strain of coronavirus which causes the disease COVID-19 has resulted in a worldwide pandemic.  COVID-19 has surfaced in nearly all regions around the world and resulted in global travel restrictions and business slowdowns or shutdowns.  The COVID-19 pandemic has also created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations and could materially and adversely affect our business, financial condition and results of operations.  As the COVID-19 pandemic continues, many of our subscribers are impacted by recommendations and/or mandates from federal, state, and local authorities to, among other things, practice social distancing and to refrain from gathering in groups. While certain government regulations and/or mandates have eased and COVID-19 vaccines have become broadly available, governmental authorities are continuing to monitor the situation and take various actions in an effort to slow or prevent an increase in the spread of COVID-19. COVID-19 continues to impact our business during 2022, in particular in the following areas:

●	In response to the pandemic and business disruption, first and foremost, we have prioritized the health and safety of our employees. We have implemented increased health and safety practices.

●	Our DISH TV business has been and may be further impacted by: (i) government recommendations and/or mandates for commercial establishments to operate at reduced capacity; and (ii) reduced in person selling opportunities due to subscriber preferences and actions as well as government restrictions.

●	Our supply chain has been impacted by COVID-19, and there have been and could be additional significant and unanticipated interruptions and/or delays in the supply of materials and/or equipment across our supply chain, due to, among other things, surges in COVID-19. Moreover, any surges in COVID-19 cases in areas outside the United States and the stringent lockdowns implemented in response to such surges may cause interruptions and/or delays that may adversely impact our business. In addition, worldwide interruptions and delays in the supply of electronic components including, but not limited to, semi-conductors, have negatively impacted our ability to obtain set-top boxes and other equipment. Furthermore, we may not be able to diversify sources of supply in a timely manner to mitigate any such interruptions and/or delays or find new suppliers on reasonable terms or at all. Any interruptions and/or delays in our supply chain could have a material adverse effect on our business.

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

Pay-TV

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of June 30, 2022, we had 9.988 million Pay-TV subscribers in the United States, including 7.791 million DISH TV subscribers and 2.197 million SLING TV subscribers. We promote our Pay-TV services as providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national and regional cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, and SLING Latino video programming services.

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

Operational Liquidity

We make general investments in property such as, among others, satellites, set-top boxes, information technology and facilities that support our Pay-TV business. Moreover, since we are a subscriber-based company, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers. While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary. Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment. Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive, but there can be no assurance that over time we will recoup or earn a return on the upfront investment.

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

Debt Issuances and Maturity

During the six months ended June 30, 2022, we repurchased approximately $336 million of our 5 7/8% Senior Notes due 2022 in open market trades. The remaining balance of approximately $1.664 billion was redeemed on July 15, 2022.

Our 5% Senior Notes due 2023 with an aggregate principal balance of $1.5 billion mature on March 15, 2023. We do not currently have cash, marketable investment securities balances and/or projected future cash flows to fund this obligation.  We will raise additional capital prior to the maturity of this obligation, which may not be available at the historical interest rates of our long-term debt due to, among other things, the current market rate environment.

Future Liquidity

We have made cash distributions and the Intercompany Loan to partially finance the development of DISH Network’s 5G Network Deployment, including the purchase of wireless spectrum licenses, and retail wireless business to date and may make additional funds available to DISH Network in the form of cash distributions or loans to finance, in whole or in part, DISH Network’s future efforts. These factors, including, but not limited to, debt maturities, continued investing in our business, financing acquisitions and other strategic transactions, will require us to raise additional capital in the future. In particular, our 5% Senior Notes due 2023 with an aggregate principal balance of $1.5 billion mature on March 15, 2023. We do not currently have cash, marketable investment securities balances and/or projected future cash flows to fund this obligation.  We will raise additional capital prior to the maturity of this obligation, which may not be available at the historical interest rates of our long-term debt, due to, among other things, the current market rate environment.

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

Notes Receivable - DISH Network

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network. As of June 30, 2022, the total Intercompany Loan amount outstanding plus interest paid in kind was $6.945 billion.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,093,765	$3,176,710	$(82,945)	(2.6)
Equipment sales and other revenue	27,249	34,778	(7,529)	(21.6)
Total revenue	3,121,014	3,211,488	(90,474)	(2.8)

Costs and Expenses:
Cost of services	1,887,814	1,949,761	(61,947)	(3.2)
% of Service revenue	61.0%	61.4%
Cost of sales - equipment and other	21,922	24,902	(2,980)	(12.0)
Selling, general and administrative expenses	364,147	332,060	32,087	9.7
% of Total revenue	11.7%	10.3%
Depreciation and amortization	89,418	111,391	(21,973)	(19.7)
Total costs and expenses	2,363,301	2,418,114	(54,813)	(2.3)

Operating income (loss)	757,713	793,374	(35,661)	(4.5)

Other Income (Expense):
Interest income	113,281	1,002	112,279	*
Interest expense, net of amounts capitalized	(230,210)	(162,212)	(67,998)	(41.9)
Other, net	455	(287)	742	*
Total other income (expense)	(116,474)	(161,497)	45,023	27.9

Income (loss) before income taxes	641,239	631,877	9,362	1.5
Income tax (provision) benefit, net	(158,059)	(155,134)	(2,925)	(1.9)
Effective tax rate	24.6%	24.6%
Net income (loss)	$483,180	$476,743	$6,437	1.4

Other Data:
Pay-TV subscribers, as of period end (in millions)	9.988	10.993	(1.005)	(9.1)
DISH TV subscribers, as of period end (in millions)	7.791	8.554	(0.763)	(8.9)
SLING TV subscribers, as of period end (in millions)	2.197	2.439	(0.242)	(9.9)
Pay-TV subscriber additions (losses), net (in millions)	(0.257)	(0.067)	(0.190)	*
DISH TV subscriber additions (losses), net (in millions)	(0.202)	(0.132)	(0.070)	(53.0)
SLING TV subscriber additions (losses), net (in millions)	(0.055)	0.065	(0.120)	*
Pay-TV ARPU	$101.30	$96.32	$4.98	5.2
DISH TV subscriber additions, gross (in millions)	0.156	0.201	(0.045)	(22.4)
DISH TV churn rate	1.51%	1.29%	0.22%	17.1
DISH TV SAC	$980	$890	$90	10.1
Purchases of property and equipment	$29,543	$38,668	$(9,125)	(23.6)
EBITDA	$847,586	$904,478	$(56,892)	(6.3)
OIBDA	$847,131	$904,765	$(57,634)	(6.4)

* Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 202,000 net DISH TV subscribers during the three months ended June 30, 2022 compared to the loss of approximately 132,000 net DISH TV subscribers during the same period in 2021. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We lost approximately 55,000 net SLING TV subscribers during the three months ended June 30, 2022 compared to the addition of approximately 65,000 net SLING TV subscribers during the same period in 2021. The decrease in net SLING TV subscribers was primarily related to higher subscriber disconnects following seasonal sports activity. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers.

DISH TV subscribers, gross. During the three months ended June 30, 2022, we activated approximately 156,000 gross new DISH TV subscribers compared to approximately 201,000 gross new DISH TV subscribers during the same period in 2021, a decrease of 22.4%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including, but not limited to, an emphasis on acquiring higher quality subscribers. Furthermore, we continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscriber activations.

DISH TV churn rate. Our DISH TV churn rate for the three months ended June 30, 2022 was 1.51% compared to 1.29% for the same period in 2021. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, our DISH TV churn rate was positively impacted by COVID-19 beginning in the second quarter of 2020, including, among other things, the recommendations and/or mandates from federal, state, and/or local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. We continue to assess the impact of COVID-19 and while certain government regulations and/or mandates have eased, we cannot predict with certainty the impact to our DISH TV churn rate. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $3.094 billion for the three months ended June 30, 2022, a decrease of $83 million or 2.6% compared to the same period in 2021. The decrease in “Service revenue” compared to the same period in 2021 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $101.30 during the three months ended June 30, 2022 versus $96.32 during the same period in 2021. The $4.98 or 5.2% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases effective in the fourth quarter of 2021, the 2021 SLING TV programming package price increase and higher ad sales revenue, partially offset by an increase in SLING TV service revenue as a percentage of our total Pay-TV service revenue. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in SLING TV service revenue as a percentage of our total Pay-TV service revenue had a negative impact on Pay-TV ARPU.

Cost of services. “Cost of services” totaled $1.888 billion during the three months ended June 30, 2022, a decrease of $62 million or 3.2% compared to the same period in 2021. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the three months ended June 30, 2022 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber increased during the three months ended June 30, 2022 due to, among other things, higher labor and installation costs. “Cost of services” represented 61.0% and 61.4% of “Service revenue” during the three months ended June 30, 2022 and 2021, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $364 million during the three months ended June 30, 2022, a $32 million or 9.7% increase compared to the same period in 2021. This change was primarily driven by an increase in costs to support our business, partially offset by a decrease in subscriber acquisition costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $89 million during the three months ended June 30, 2022, a $22 million or 19.7% decrease compared to the same period in 2021. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

DISH TV SAC. DISH TV SAC was $980 during the three months ended June 30, 2022 compared to $890 during the same period in 2021, an increase of $90 or 10.1%. This change was primarily attributable to an increase in advertising costs per subscriber and higher installation costs due to an increase in labor and other installation costs, partially offset by a decrease in hardware costs per activation. The decrease in hardware costs per activation resulted from a higher percentage of remanufactured receivers being activated on new subscriber accounts, partially offset by higher manufacturing costs.

During the three months ended June 30, 2022 and 2021, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $12 million and $18 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Interest income. “Interest income” totaled $113 million during the three months ended June 30, 2022, a $112 million increase compared to the same period in 2021. This change was primarily related to the interest income associated with our Intercompany Loan to DISH Network.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $230 million during the three months ended June 30, 2022, an increase of $68 million compared to the same period in 2021. This increase was primarily related to higher interest expense as a result of the issuance of our 5 1/8% Senior Notes due 2029 in second quarter of 2021 and our Senior Secured Notes during the fourth quarter of 2021, partially offset by a reduction in interest expense resulting from the redemption of our 6 3/4% Senior Notes due 2021 during the second quarter of 2021.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Service revenue	$6,202,078	$6,314,097	$(112,019)	(1.8)
Equipment sales and other revenue	52,347	60,310	(7,963)	(13.2)
Total revenue	6,254,425	6,374,407	(119,982)	(1.9)

Costs and Expenses:
Cost of services	3,777,910	3,908,460	(130,550)	(3.3)
% of Service revenue	60.9%	61.9%
Cost of sales - equipment and other	42,794	41,177	1,617	3.9
Selling, general and administrative expenses	765,898	665,134	100,764	15.1
% of Total revenue	12.2%	10.4%
Depreciation and amortization	185,334	226,633	(41,299)	(18.2)
Total costs and expenses	4,771,936	4,841,404	(69,468)	(1.4)

Operating income (loss)	1,482,489	1,533,003	(50,514)	(3.3)

Other Income (Expense):
Interest income	210,401	1,808	208,593	*
Interest expense, net of amounts capitalized	(462,579)	(336,188)	(126,391)	(37.6)
Other, net	1,245	(1,795)	3,040	*
Total other income (expense)	(250,933)	(336,175)	85,242	25.4

Income (loss) before income taxes	1,231,556	1,196,828	34,728	2.9
Income tax (provision) benefit, net	(303,965)	(295,558)	(8,407)	(2.8)
Effective tax rate	24.7%	24.7%
Net income (loss)	$927,591	$901,270	$26,321	2.9

Other Data:
Pay-TV subscribers, as of period end (in millions)	9.988	10.993	(1.005)	(9.1)
DISH TV subscribers, as of period end (in millions)	7.791	8.554	(0.763)	(8.9)
SLING TV subscribers, as of period end (in millions)	2.197	2.439	(0.242)	(9.9)
Pay-TV subscriber additions (losses), net (in millions)	(0.719)	(0.297)	(0.422)	*
DISH TV subscriber additions (losses), net (in millions)	(0.430)	(0.262)	(0.168)	(64.1)
SLING TV subscriber additions (losses), net (in millions)	(0.289)	(0.035)	(0.254)	*
Pay-TV ARPU	$100.35	$94.97	$5.38	5.7
DISH TV subscriber additions, gross (in millions)	0.315	0.411	(0.096)	(23.4)
DISH TV churn rate	1.55%	1.29%	0.26%	20.2
DISH TV SAC	$1,035	$839	$196	23.4
Purchases of property and equipment	$60,432	$88,470	$(28,038)	(31.7)
EBITDA	$1,669,068	$1,757,841	$(88,773)	(5.1)
OIBDA	$1,667,823	$1,759,636	$(91,813)	(5.2)

* Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 430,000 net DISH TV subscribers during the six months ended June 30, 2022 compared to the loss of approximately 262,000 net DISH TV subscribers during the same period in 2021. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We lost approximately 289,000 net SLING TV subscribers during the six months ended June 30, 2022 compared to the loss of approximately 35,000 net SLING TV subscribers during the same period in 2021. The increase in net SLING TV subscriber losses was primarily related to higher subscriber disconnects following seasonal sports activity and lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers.

DISH TV subscribers, gross. During the six months ended June 30, 2022, we activated approximately 315,000 gross new DISH TV subscribers compared to approximately 411,000 gross new DISH TV subscribers during the same period in 2021, a decrease of 23.4%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and channel removals, including Tegna, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH TV subscribers, including, but not limited to, an emphasis on acquiring higher quality subscribers. Furthermore, we continue to assess the impact of COVID-19 and cannot predict with certainty the impact to our gross new DISH TV subscriber activations.

DISH TV churn rate. Our DISH TV churn rate for the six months ended June 30, 2022 was 1.55% compared to 1.29% for the same period in 2021. Our DISH TV churn rate for the six months ended June 30, 2022 was negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, including Tegna. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, our DISH TV churn rate was positively impacted by COVID-19 beginning in the second quarter of 2020, including, among other things, the recommendations and/or mandates from federal, state, and/or local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. We continue to assess the impact of COVID-19 and while certain government regulations and/or mandates have eased, we cannot predict with certainty the impact to our DISH TV churn rate. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $6.202 billion for the six months ended June 30, 2022, a decrease of $112 million or 1.8% compared to the same period in 2021. The decrease in “Service revenue” compared to the same period in 2021 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $100.35 during the six months ended June 30, 2022 versus $94.97 during the same period in 2021. The $5.38 or 5.7% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases effective in the first and fourth quarters of 2021, the 2021 SLING TV programming package price increase and higher ad sales revenue, partially offset by an increase in SLING TV service revenue as a percentage of our total Pay-TV service revenue. SLING TV subscribers on average purchase lower priced programming services than DISH TV subscribers, and therefore, the increase in SLING TV service revenue as a percentage of our total Pay-TV service revenue had a negative impact on Pay-TV ARPU.

Cost of services. “Cost of services” totaled $3.778 billion during the six months ended June 30, 2022, a decrease of $131 million or 3.3% compared to the same period in 2021. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the six months ended June 30, 2022 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber increased during the six months ended June 30, 2022 due to, among other things, higher labor and installation costs. “Cost of services” represented 60.9% and 61.9% of “Service revenue” during the six months ended June 30, 2022 and 2021, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $766 million during the six months ended June 30, 2022, a $101 million or 15.1% increase compared to the same period in 2021. This change was primarily driven by an increase in costs to support our business and an increase in subscriber acquisition costs resulting from higher marketing expenditures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $185 million during the six months ended June 30, 2022, a $41 million or 18.2% decrease compared to the same period in 2021. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

DISH TV SAC. DISH TV SAC was $1,035 during the six months ended June 30, 2022 compared to $839 during the same period in 2021, an increase of $196 or 23.4%. This change was primarily attributable to an increase in advertising costs per subscriber, higher installation costs due to an increase in labor and other installation costs, and higher hardware costs per activation. The increase in hardware costs per activation resulted from higher manufacturing costs, partially offset by a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the six months ended June 30, 2022 and 2021, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $27 million and $40 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

Interest income. “Interest income” totaled $210 million during the six months ended June 30, 2022, a $209 million increase compared to the same period in 2021. This change was primarily related to the interest income associated with our Intercompany Loan to DISH Network.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $463 million during the six months ended June 30, 2022, an increase of $126 million compared to the same period in 2021. This increase was primarily related to higher interest expense as a result of the issuance of our 5 1/8% Senior Notes due 2029 in second quarter of 2021 and our Senior Secured Notes during the fourth quarter of 2021, partially offset by a reduction in interest expense resulting from the redemption of our 6 3/4% Senior Notes due 2021 during the second quarter of 2021.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Net income (loss)	$483,180	$476,743	$927,591	$901,270
Interest, net	116,929	161,210	252,178	334,380
Income tax provision (benefit), net	158,059	155,134	303,965	295,558
Depreciation and amortization	89,418	111,391	185,334	226,633
EBITDA	$847,586	$904,478	$1,669,068	$1,757,841

The changes in EBITDA during the three and six months ended June 30, 2022, compared to the same periods in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Operating income (loss)	$757,713	$793,374	$1,482,489	$1,533,003
Depreciation and amortization	89,418	111,391	185,334	226,633
OIBDA	$847,131	$904,765	$1,667,823	$1,759,636

The changes in OIBDA during the three and six months ended June 30, 2022, compared to the same periods in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended June 30, 2022, filed on August 15, 2022, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date: August 15, 2022