Form 10-Q
period 2022-09-30
DISH DBS CORP
filed 2022-11-10
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of November 1, 2022, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

SUMMARY OF RISK FACTORS

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and economic environment could have a material adverse effect on our business, financial condition and results of operations.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	Our programming expenses are increasing, which may adversely affect our future financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

i

●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.
●	We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our and DISH Network’s common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets and we have made and may continue to make funds available to DISH Network in the form of cash distributions or loans in connection with the development of DISH Network’s wireless business.
●	Our parent, DISH Network, has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses and we have made and may make additional cash distributions or loans to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities including their obligations to purchase Northstar Manager’s and SNR Management’s ownership interests.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and may incur additional debt.
●	Our Senior Secured Notes (defined herein) are subordinated to our existing unsecured notes and certain future unsecured notes with respect to certain realizations under the Intercompany Loan (defined herein) and any collateral pledged as security therefor.
●	We may need additional capital, which may not be available on favorable terms, to pay debt maturities, continue investing in our business, finance acquisitions and other strategic transactions, and potentially make additional cash distributions or loans to DISH Network.
●	Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman.

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

ii

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, DISH Network’s stock price and investor confidence in our financial results may be adversely affected.
●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

iii

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$495,539	$1,373,591
Marketable investment securities	59,960	1,670,739
Trade accounts receivable, net of allowance for credit losses of $30,890 and $32,861, respectively	621,350	601,553
Inventory	305,173	292,099
Other current assets	167,257	270,417
Total current assets	1,649,279	4,208,399

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	53,142	55,027
Property and equipment, net	1,041,140	1,233,180
FCC authorizations	611,794	611,794
Other investment securities	91,438	99,606
Operating lease assets	166,059	220,089
Note receivable - DISH Network (Note 13)	6,945,299	5,250,000
Interest receivable - DISH Network (Note 13)	143,212	31,840
Other noncurrent assets, net	124,946	152,747
Total noncurrent assets	9,177,030	7,654,283
Total assets	$10,826,309	$11,862,682

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$421,808	$522,523
Deferred revenue and other	534,892	602,521
Accrued programming	1,296,468	1,376,770
Accrued interest	227,106	239,571
Other accrued expenses	567,068	588,201
Current portion of long-term debt and finance lease obligations (Note 8)	1,539,858	2,042,641
Total current liabilities	4,587,200	5,372,227

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 8)	11,772,237	13,294,988
Deferred tax liabilities	380,159	469,418
Operating lease liabilities	82,298	83,725
Long-term deferred revenue and other long-term liabilities	191,465	197,147
Total long-term obligations, net of current portion	12,426,159	14,045,278
Total liabilities	17,013,359	19,417,505

Commitments and Contingencies (Note 9)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,525,108	1,492,174
Accumulated other comprehensive income (loss)	(2,351)	(1,262)
Accumulated earnings (deficit)	(7,709,807)	(9,045,735)
Total stockholder’s equity (deficit)	(6,187,050)	(7,554,823)
Total liabilities and stockholder’s equity (deficit)	$10,826,309	$11,862,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Service revenue	$3,018,484	$3,151,144	$9,220,562	$9,465,241
Equipment sales and other revenue	29,831	25,145	82,178	85,455
Total revenue	3,048,315	3,176,289	9,302,740	9,550,696

Costs and Expenses (exclusive of depreciation):
Cost of services	1,896,104	1,984,349	5,674,014	5,892,809
Cost of sales - equipment and other	22,018	23,982	64,812	65,159
Selling, general and administrative expenses	420,100	392,605	1,185,998	1,057,739
Depreciation and amortization	87,312	109,919	272,646	336,552
Total costs and expenses	2,425,534	2,510,855	7,197,470	7,352,259

Operating income (loss)	622,781	665,434	2,105,270	2,198,437

Other Income (Expense):
Interest income	112,919	943	323,320	2,751
Interest expense, net of amounts capitalized	(205,633)	(159,783)	(668,212)	(495,971)
Other, net	493	331	1,738	(1,464)
Total other income (expense)	(92,221)	(158,509)	(343,154)	(494,684)

Income (loss) before income taxes	530,560	506,925	1,762,116	1,703,753
Income tax (provision) benefit, net	(122,223)	(120,296)	(426,188)	(415,854)
Net income (loss)	$408,337	$386,629	$1,335,928	$1,287,899

Comprehensive Income (Loss):
Net income (loss)	$408,337	$386,629	$1,335,928	$1,287,899
Other comprehensive income (loss):
Foreign currency translation adjustments	(412)	(24)	(1,106)	(363)
Unrealized holding gains (losses) on available-for-sale debt securities	86	(42)	16	(50)
Deferred income tax (expense) benefit, net	(13)	—	1	—
Total other comprehensive income (loss), net of tax	(339)	(66)	(1,089)	(413)
Comprehensive income (loss)	$407,998	$386,563	$1,334,839	$1,287,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2020	$—	$1,463,407	$(805)	$(10,782,607)	$(9,320,005)
Non-cash, stock-based compensation	—	7,676	—	—	7,676
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(2)	—	(2)
Foreign currency translation	—	—	(195)	—	(195)
Net income (loss)	—	—	—	424,527	424,527
Balance, March 31, 2021	$—	$1,471,083	$(1,002)	$(10,358,080)	$(8,887,999)
Non-cash, stock-based compensation	—	(8,344)	—	—	(8,344)
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(6)	—	(6)
Foreign currency translation	—	—	(144)	—	(144)
Net income (loss)	—	—	—	476,743	476,743
Balance, June 30, 2021	$—	$1,462,739	$(1,152)	$(9,881,337)	$(8,419,750)
Non-cash, stock-based compensation	—	6,743	—	—	6,743
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(42)	—	(42)
Foreign currency translation	—	—	(24)	—	(24)
Net income (loss)	—	—	—	386,629	386,629
Balance, September 30, 2021	$—	$1,469,482	$(1,218)	$(9,494,708)	$(8,026,444)

Balance, December 31, 2021	$—	$1,492,174	$(1,262)	$(9,045,735)	$(7,554,823)
Non-cash, stock-based compensation	—	8,383	—	—	8,383
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(76)	—	(76)
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	21	—	21
Foreign currency translation	—	—	(187)	—	(187)
Net income (loss)	—	—	—	444,411	444,411
Other	—	13	—	—	13
Balance, March 31, 2022	$—	$1,500,570	$(1,504)	$(8,601,324)	$(7,102,258)
Non-cash, stock-based compensation	—	7,888	—	—	7,888
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	6	—	6
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(7)	—	(7)
Foreign currency translation	—	—	(507)	—	(507)
Net income (loss)	—	—	—	483,180	483,180
Other	—	(13)	—	—	(13)
Balance, June 30, 2022	$—	$1,508,445	$(2,012)	$(8,118,144)	$(6,611,711)
Non-cash, stock-based compensation	—	16,663	—	—	16,663
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	86	—	86
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(13)	—	(13)
Foreign currency translation	—	—	(412)	—	(412)
Net income (loss)	—	—	—	408,337	408,337
Balance, September 30, 2022	$—	$1,525,108	$(2,351)	$(7,709,807)	$(6,187,050)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$1,335,928	$1,287,899
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	272,646	336,552
Realized and unrealized losses (gains) on investments and other	1,149	3,587
Non-cash, stock-based compensation expense (benefit)	32,934	6,075
Deferred tax expense (benefit)	(89,258)	(18,664)
Changes in allowance for credit losses	(1,971)	(7,233)
Other, net	36,492	25,657
Non-cash interest income - DISH Network	(306,671)	—
Changes in current assets and current liabilities, net	(156,593)	96,750
Net cash flows from operating activities	1,124,656	1,730,623

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	1,610,795	(1,243,527)
Purchases of property and equipment	(87,045)	(119,435)
Notes receivable - DISH Network	(1,500,000)	—
Other, net	3,817	11,079
Net cash flows from investing activities	27,567	(1,351,883)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(31,022)	(38,188)
Redemption and repurchases of senior notes	(2,000,000)	(2,000,000)
Proceeds from issuance of senior notes	—	1,500,000
Early debt extinguishment costs	(1,138)	(3,368)
Debt issuance costs	—	(9,819)
Net cash flows from financing activities	(2,032,160)	(551,375)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(879,937)	(172,635)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	1,428,618	1,296,732
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$548,681	$1,124,097

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of September 30, 2022, we had 10.018 million Pay-TV subscribers in the United States, including 7.607 million DISH TV subscribers and 2.411 million SLING TV subscribers.

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

As of September 30, 2022 and December 31, 2021, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 4 for the fair value of our marketable investment securities.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life exceeding one year. During the three months ended September 30, 2022 and 2021, we capitalized $24 million and $32 million, respectively, under these programs.  The amortization expense related to these programs was $37 million and $41 million for the three months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, we capitalized $68 million and $93 million, respectively, under these programs.  The amortization expense related to these programs was $118 million and $116 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, we had a total of $248 million and $298 million, respectively, capitalized, net of amortization, on our Condensed Consolidated Balance Sheets. These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $137 million and $129 million for the three months ended September 30, 2022 and 2021, respectively. Advertising expenses totaled $355 million and $308 million for the nine months ended September 30, 2022 and 2021, respectively.

Research and Development

Research and development costs are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $12 million and $7 million for the three months ended September 30, 2022 and 2021, respectively. Research and development costs totaled $34 million and $21 million for the nine months ended September 30, 2022 and 2021, respectively.

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

	For the Nine Months Ended
	September 30,
	2022	2021

	(In thousands)
Cash paid for interest	$657,039	$538,050
Cash received for interest	13,456	2,751
Cash paid for income taxes	27,395	33,287
Cash paid for income taxes to DISH Network	489,819	409,364

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

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30,	December 31,
	2022	2021

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$59,960	$1,670,739

Restricted cash and cash equivalents (1)	53,142	55,027

Other investment securities:
Other investment securities	91,438	99,606

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$204,540	$1,825,372

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2022 and December 31, 2021, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$518,286	$88,670	$429,616	$—	$1,404,505	$60,085	$1,344,420	$—

Debt securities (including restricted):
Commercial paper	$20,236	$—	$20,236	$—	$1,413,134	$—	$1,413,134	$—
Corporate securities	39,425	—	39,425	—	254,631	—	254,631	—
Other	299	—	299	—	2,974	—	2,974	—
Total	$59,960	$—	$59,960	$—	$1,670,739	$—	$1,670,739	$—

As of September 30, 2022, restricted and non-restricted marketable investment securities included debt securities of $60 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2022	2021	2022	2021

	(In thousands)
Costs related to early redemption of debt	$—	$—	$(1,149)	$(3,587)
Equity in earnings (losses) of affiliates	(143)	368	1,818	1,931
Other	636	(37)	1,069	192
Total	$493	$331	$1,738	$(1,464)

5.Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2022	2021

	(In thousands)
Finished goods	$255,088	$246,723
Work-in-process and service repairs	15,790	19,074
Raw materials	34,295	26,302
Total inventory	$305,173	$292,099

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	September 30,	December 31,
	(In Years)	2022	2021

		(In thousands)
Equipment leased to customers	2-5	$1,356,774	$1,518,880
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements	15	174,685	398,107
Furniture, fixtures, equipment and other	2-10	1,903,408	1,882,610
Buildings and improvements	5-40	294,885	292,840
Land	-	12,505	12,505
Construction in progress	-	32,818	37,339
Total property and equipment		4,463,988	4,831,194
Accumulated depreciation		(3,422,848)	(3,598,014)
Property and equipment, net		$1,041,140	$1,233,180

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Equipment leased to customers	$47,737	$60,616	$148,750	$188,405
Satellites	20,073	23,797	63,942	71,390
Buildings, furniture, fixtures, equipment and other	19,502	25,506	59,954	76,757
Total depreciation and amortization	$87,312	$109,919	$272,646	$336,552

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Satellites

Pay-TV Satellites. We currently utilize ten satellites in geostationary orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on five satellites that we lease from DISH Network and one satellite that we lease from EchoStar, which are accounted for as operating leases, except for Nimiq 5 which is accounted for as a finance lease and is depreciated over its economic life. We also lease two satellites from third parties: Ciel II, which is accounted for as an operating lease and the Anik F3 satellite, which was accounted for as a finance lease until April 2022 and was fully depreciated. During April 2022, we extended the Anik F3 lease and as a result it is currently accounted for as an operating lease.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of September 30, 2022, our Pay-TV satellite fleet consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A

Leased from EchoStar:
EchoStar IX	August 2003	121	Month to month

Leased from DISH Network (1):
EchoStar X	February 2006	110	February 2023
EchoStar XI	July 2008	110	September 2023
EchoStar XIV	March 2010	119	February 2023
EchoStar XVI	November 2012	61.5	January 2023
Nimiq 5	September 2009	72.7	September 2023

Leased from Other Third Party:
Anik F3 (2)	April 2007	118.7	April 2025
Ciel II	December 2008	129	July 2023

(1)	See Note 13 for further information on our Related Party Transactions with DISH Network.
(2)	During April 2022, we extended the Anik F3 satellite lease for an additional two years with an option to renew for one additional year to April 2025.

In addition, EchoStar XXIII, which is owned by DISH Network, is anticipated to be ready for commercial operation at the 110 degree orbital location as early as the fourth quarter of 2022. We expect this satellite will be leased from DISH Network to replace EchoStar XI, which will become an in-orbit spare at that time.

7.	Leases

We enter into operating and finance leases for, among other things, satellites, office space, warehouses and distribution centers, vehicles, and other equipment. Our leases have remaining lease terms from one to ten years, some of which include renewal options, and some of which include options to terminate the leases within one year.

During the fourth quarter of 2021, our QuetzSat 1 operating lease expired. Through the first quarter of 2022, our Anik F3 and Nimiq 5 satellites were accounted for as finance leases. However, during April 2022, we extended the Anik F3 lease and as a result, it is currently accounted for as an operating lease. Substantially all of our remaining leases are accounted for as operating leases, including the remainder of our satellite fleet.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Operating lease cost (1)	$42,585	$57,282	$124,187	$174,987

Short-term lease cost (1)(2)	16,143	6,609	58,132	17,445

Finance lease cost:
Amortization of right-of-use assets (3)	8,619	12,374	29,703	37,122
Interest on lease liabilities (3)	2,009	3,138	6,777	10,282
Total finance lease cost (3)	10,628	15,512	36,480	47,404
Total lease costs	$69,356	$79,403	$218,799	$239,836

(1)	The decrease in operating lease cost primarily related to the QuetzSat-1 lease, which expired in November 2021. In addition, our EchoStar XI and EchoStar X satellites were reclassified to “Short-term lease costs.”
(2)	Leases that have terms of 12 months or less.
(3)	The decrease in finance lease cost is primarily related to the Anik F3 finance lease which was extended in April 2022 and as a result is currently accounted for as an operating lease.

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended
	September 30,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$122,987	$171,678
Operating cash flows from finance leases	$6,735	$10,035
Financing cash flows from finance leases	$31,022	$38,188

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$70,115	$19,377
Finance leases	$—	$—

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	September 30,	December 31,
	2022	2021

	(In thousands)
Operating Leases:
Operating lease assets	$166,059	$220,089

Other current liabilities	$88,088	$139,492
Operating lease liabilities	82,298	83,725
Total operating lease liabilities	$170,386	$223,217

Finance Leases:
Property and equipment, gross	$175,704	$399,126
Accumulated depreciation	(106,850)	(300,569)
Property and equipment, net	$68,854	$98,557

Other current liabilities	$37,175	$39,957
Other long-term liabilities	40,967	69,207
Total finance lease liabilities	$78,142	$109,164

Weighted Average Remaining Lease Term:
Operating leases	3.3 years	3.0 years
Finance leases	2.0 years	2.6 years

Weighted Average Discount Rate:
Operating leases	7.4%	8.2%
Finance leases	10.0%	9.9%

Maturities of lease liabilities as of September 30, 2022 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2022 (remaining three months)	$41,576	$10,723	$52,299
2023	65,189	42,950	108,139
2024	31,578	32,147	63,725
2025	17,168	—	17,168
2026	10,711	—	10,711
Thereafter	30,036	—	30,036
Total lease payments	196,258	85,820	282,078
Less: Imputed interest	(25,872)	(7,678)	(33,550)
Total	170,386	78,142	248,528
Less: Current portion	(88,088)	(37,175)	(125,263)
Long-term portion of lease obligations	$82,298	$40,967	$123,265

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.	Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5 7/8% Senior Notes due 2022 (1)	$—	$—	$2,000,000	$2,039,700
5% Senior Notes due 2023 (2)	1,500,000	1,474,080	1,500,000	1,541,670
5 7/8% Senior Notes due 2024	2,000,000	1,789,840	2,000,000	2,060,180
7 3/4% Senior Notes due 2026	2,000,000	1,538,100	2,000,000	2,122,700
5 1/4% Senior Secured Notes due 2026 (3)	2,750,000	2,279,503	2,750,000	2,792,900
7 3/8% Senior Notes due 2028	1,000,000	677,730	1,000,000	1,017,060
5 3/4% Senior Secured Notes due 2028 (3)	2,500,000	1,906,050	2,500,000	2,520,650
5 1/8% Senior Notes due 2029	1,500,000	891,195	1,500,000	1,365,645
Other notes payable	21,012	21,012	21,012	21,012
Subtotal	13,271,012	$10,577,510	15,271,012	$15,481,517
Unamortized deferred financing costs and debt discounts, net	(37,059)		(42,547)
Finance lease obligations (4)	78,142		109,164
Total long-term debt and finance lease obligations (including current portion)	$13,312,095		$15,337,629

(1)	As of July 15, 2022, we had repurchased or redeemed the principal balance of our 5 7/8% Senior Notes due 2022.
(2)	Our 5% Senior Notes due 2023 mature on March 15, 2023 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2022.
(3)	The net proceeds from the offering of our Senior Secured Notes (defined herein) were used to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “Intercompany Loan”) between us and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. See Note 13 Related Party Transactions for further information.
(4)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Future Liquidity

We have made cash distributions and the Intercompany Loan to partially finance the development of DISH Network’s 5G Network Deployment, including, but not limited to, the purchase of wireless spectrum licenses and the retail wireless business to date, and we may make additional funds available to DISH Network in the form of cash distributions or loans to finance, in whole or in part, DISH Network’s future efforts. These factors, including, but not limited to, debt maturities, continuing investment in our business, financing acquisitions and other strategic transactions, may require us to raise additional capital in the future which may not be available on acceptable terms, or at all.

9.	Commitments and Contingencies

Commitments

Future maturities of our long-term debt, finance lease and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 have not changed materially, other than those disclosed below.

“Other long-term obligations” totaled $5.816 billion as of September 30, 2022 and $2.520 billion as of December 31, 2021, an increase of $3.296 billion as of September 30, 2022. This increase primarily resulted from contractual commitments, including, but not limited to, certain minimum commitments resulting from the amendment to the MNSA with T-Mobile and a long-term agreement with Samsung. These totals could increase as DISH Network continues its 5G Network Deployment. As of September 30, 2022, our future “Other long-term obligations” were as follows:

For the Years Ending December 31,	Other Long-Term Obligations (1)
(In thousands)
2022 (remaining three months)	$1,091,839
2023	1,999,047
2024	1,228,884
2025	713,719
2026	657,673
Thereafter	125,084
Total	$5,816,246

(1)	Represents minimum contractual commitments related to certain 5G Network Deployment commitments, obligations under the MNSA with T-Mobile, radios, software and integration services and satellite related and other obligations.

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

DISH Network’s 5G Network Deployment

DISH Network has invested a total of over $30 billion in wireless spectrum licenses, which includes over $10 billion in non-controlling investments in certain entities.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Spectrum

DISH Network has invested a total of over $30 billion to acquire certain wireless spectrum licenses. DISH Network’s wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. DISH Network plans to commercialize its wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (the “5G Network Deployment”). DISH Network currently expects capital expenditures, excluding capitalized interest, for its 5G Network Deployment to be approximately $10 billion including amounts incurred in 2021 and in the first nine months of 2022. DISH Network will need to make significant additional investments or partner with others to, among other things, complete its 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

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

See Note 10 “Commitments and Contingencies – Wireless” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 for further information.

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

On October 16, October 21, November 2, 2020 and November 9, 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of the asserted claims of, respectively, the 784 patent, the 799 patent, the 318 patent and the 970 patent; and on November 2, November 20, December 14 and December 15, 2020, the United States Patent and Trademark Office granted each request for reexamination. On May 7, 2021, May 25, 2021, June 25, 2021 and July 7, 2021, the United States Patent and Trademark Office issued Ex Parte Reexamination Certificates confirming the patentability of the challenged claims of, respectively, the 799 patent, the 784 patent, the 318 patent and the 970 patent. In October and November 2021, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of certain asserted claims of the 784 patent, the 799 patent and the 970 patent. In November and December, 2021, the United States Patent and Trademark Office granted review of the challenged claims of the 799 patent and the 970 patent, but denied review of the challenged claims of the 784 patent. In December 2021, DISH Network L.L.C. petitioned for review of the denial as to the 784 patent. On January 24, 2022, an examiner of the United States Patent and Trademark Office affirmed the challenged claims of the 799 patent, and on September 2, 2022, an examiner of the United States Patent and Trademark Office preliminarily rejected the claims of the 970 patent. Trial has been scheduled for February 27, 2023. In an updated report, ClearPlay’s damages expert now contends that ClearPlay is entitled to $885 million in damages.

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

On June 16, 2021, the United States Patent and Trademark Office issued a certificate cancelling the challenged claims of the 437 patent and, on July 9, 2021, it issued certificates cancelling the challenged claims of the 090 and 494 patents. Customedia thereafter petitioned the United States Patent and Trademark Office to withdraw its cancellation certificates. On November 22, 2021, the United States Patent and Trademark Office denied Customedia’s petition as to the 437 patent, and on June 14, 2022, it denied Customedia’s petitions as to the 090 patent and the 494 patent. Accordingly, on August 10, 2022, the District Court granted DISH Network L.L.C.’s Motion to Dismiss with prejudice, and entered final judgment in its favor. DISH Network L.L.C. has moved to have the case declared “exceptional” and to recover a portion of its attorneys’ fees, but the risk of liability from this matter is now concluded.

Digital Broadcasting Solutions, LLC

On August 29, 2022, Digital Broadcasting Solutions, LLC filed a complaint against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent No. 8,929,710 (the “710 patent”) and U.S. Patent No. 9,538,122 (the “122 patent”), each entitled “System and method for time shifting at least a portion of a video program.” Generally, the plaintiff contends that the AutoHop feature of our Hopper set-top boxes infringes the asserted patents.

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

Entropic Communications LLC

On March 9, 2022, Entropic Communications, LLC (“Entropic”) filed a complaint against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent No. 7,130,576 (the “576 patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; U.S. Patent No. 7,542,715 (the “715 Patent”), entitled “Signal Selector and Combiner for Broadband Content Distribution”; and U.S. Patent No. 8,792,008 (the “008 Patent”), entitled “Method and Apparatus for Spectrum Monitoring.” On March 30, 2022, Entropic filed an amended complaint alleging infringement of the same patents. Generally, the plaintiff accuses satellite antennas, low-noise block converters, signal selector and combiners, and set-top boxes and the manner in which they process signals for satellite television customers of infringing the asserted patents. On October 24, 2022, this case was ordered to be transferred to the United States District Court for the Central District of California. A companion case against DirecTV was also ordered transferred to the United States District Court for the Central District of California.

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

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against DISH Network, DISH Network’s Board of Directors, and DISH Network’s Retirement Plan Committee alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As a result, neither DISH Network nor any of its subsidiaries is a defendant in the Original Texas Action; the Court has dismissed without prejudice the Second Texas Action and the Third Texas Action; and our wholly-owned subsidiaries DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. as well as Arris Group, Inc., are defendants in the Colorado Action, which now has Realtime Adaptive Streaming as the named plaintiff. Following a settlement with the plaintiff, Arris Group, Inc. was dismissed from the action on March 10, 2021.

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

On July 30, 2021, the District Court granted summary judgment in favor of DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C., holding that the remaining asserted patent, the 610 patent, is invalid because it claims patent-ineligible abstract subject matter. Realtime Adaptive Streaming has filed a notice of appeal from that ruling to the United States Court of Appeals for the Federal Circuit, and that appeal was fully briefed as of October 21, 2022. On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. On October 7, 2022, Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders. Independently, on September 21, 2021, in connection with an ex parte reexamination of the validity of the 610 patent, an examiner at the United States Patent and Trademark Office issued a final office action rejecting each asserted claim of the 610 patent. On February 15, 2022, Realtime Adaptive Streaming filed a notice of appeal from that final office action to the Patent Trial and Appeal Board.

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

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against DISH Network in the United States District Court for the Western District of Texas. The complaint alleges that DISH Network infringes U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts.” On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon. On September 13, 2022, DISH Network and SafeCast Limited filed a joint motion to have the case transferred to the United States District Court for the District of Colorado.

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

On November 13, 2017, City of Sterling Heights Police and Fire Retirement System (“Sterling Heights”), a purported shareholder of DISH Network, filed a putative shareholder derivative action in the District Court for Clark County, Nevada. Sterling Heights makes substantially the same allegations as Plumbers Union 519, and alleges causes of action against the Director Defendants for breach of fiduciary duty, waste of corporate assets and unjust enrichment. Sterling Heights is seeking an unspecified amount of damages. Pursuant to a stipulation of the parties, on January 4, 2018, the District Court agreed to consolidate the Sterling Heights action with the Plumbers Local 519 action, and on January 12, 2018, the derivative plaintiffs filed an amended consolidated complaint that largely duplicates the original Plumbers Local 519 complaint. DISH Network’s Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in this action. On May 15, 2018, the District Court granted the Special Litigation Committee’s motion to stay the case pending its investigation. The Special Litigation Committee’s report was filed on November 27, 2018, and recommended that the Company not pursue the claims asserted by the derivative plaintiffs. On December 20, 2018, the Special Litigation Committee filed a motion seeking deferral to its determination that the claims should be dismissed. Following a two-day evidentiary hearing on July 6-7, 2020, on July 17, 2020, the District Court entered an order granting the Special Litigation Committee’s motion and, thereafter, entered judgment in favor of the DISH Director Defendants. On August 25, 2020, the derivative plaintiffs filed a notice of appeal to the Nevada Supreme Court and, on August 4, 2022, that Court unanimously affirmed the District Court’s judgment in favor of the Director Defendants.  This matter is now concluded.

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

On July 14, 2016, TQ Delta stipulated to dismiss with prejudice all claims related to the 369 patent and the 956 patent. On July 20, 2016, we filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims of the 404 patent and the 268 patent that have been asserted against us. Third parties filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims that have been asserted against us in the action. On November 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on the third-party petitions related to the 158 patent, the 243 patent, the 412 patent and the 430 patent.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. Sling TV L.L.C. appealed that decision to the United States Court of Appeals for the Federal Circuit, and on February 2, 2022, the Federal Circuit vacated the final written decision and remanded to the United States Patent and Trademark Office to reconsider its ruling. On remand, on September 7, 2022, the United States Patent and Trademark Office issued a revised final written decision finding all challenged claims of the 273 patent invalid. On November 9, 2022, Uniloc filed a notice of appeal of that revised final written decision. On January 5, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 005 patent. On January 19, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 609 patent (and a second final written decision invalidating all challenged claims of the 609 patent based on a third party’s petition).

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

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that, on May 13, 2015, Vermont National Telephone Company (“Vermont National”) filed against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of DISH Network’s board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint was unsealed after the United States Department of Justice notified the District Court that it had declined to intervene in the action. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See Note 10 “Commitments and Contingencies – Commitments – DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 for further information.

Thereafter, the District Court maintained the stay until October 26, 2018. On February 11, 2019, the District Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, and on March 23, 2021, the District Court granted the motion to dismiss. On April 21, 2021, Vermont National filed a notice of appeal to the United States Court of Appeals for the DC Circuit and, on May 17, 2022, that court reversed the District Court’s dismissal of the complaint. On June 16, 2022, the Defendants-Appellees filed a petition for rehearing or rehearing en banc, but on August 17, 2022, that petition was denied.

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

Our 7 3/8% Senior Notes due 2028 and 5 1/8% Senior Notes due 2029 are guaranteed by our current principal operating subsidiaries. Our 5% Senior Notes due 2023, 5 7/8% Senior Notes due 2024 and 7 3/4% Senior Notes due 2026 are guaranteed by our current principal operating subsidiaries other than Sling TV Holding L.L.C. (“Sling TV Holding”). However, Sling TV Holding, including all of its assets and operations, is a wholly-owned subsidiary of DISH Network L.L.C., which is a Guarantor on all of our outstanding registered senior notes. Certain of our wholly-owned subsidiaries are designated as “Unrestricted Subsidiaries” and do not guarantee any of our registered senior notes. These Unrestricted Subsidiaries are non-operating entities that hold minimal or no assets.

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

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2022	2021	2022	2021

	(In thousands)
United States	$3,035,327	$3,166,822	$9,270,255	$9,525,620
Canada and Mexico	12,988	9,467	32,485	25,076
Total revenue	$3,048,315	$3,176,289	$9,302,740	$9,550,696

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Category:	2022	2021	2022	2021

	(In thousands)
Pay-TV subscriber and related revenue	$3,018,484	$3,151,144	$9,220,562	$9,465,241
Equipment sales and other revenue	29,831	25,145	82,178	85,455
Total	$3,048,315	$3,176,289	$9,302,740	$9,550,696

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.	Contract Balances

Our valuation and qualifying accounts as of September 30, 2022 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the nine months ended September 30, 2022	$32,861	$48,817	$(50,788)	$30,890

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

	As of
	September 30,	December 31,
	2022	2021

	(In thousands)
Contract liabilities	$498,527	$558,700

Our beginning of period contract liability recorded as customer contract revenue during 2022 was $547 million.

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

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. As of September 30, 2022 and December 31, 2021 and during the three and nine months ended September 30, 2022 and 2021, none of these agreements with EchoStar had a material impact on our financial condition or our results of operations.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Related Party Transactions with DISH Network

“Notes Receivable - DISH Network”

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 (our “Senior Secured Notes”) and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The Intercompany Loan is secured by: (i) the cash proceeds of the loan; and (ii) an interest in the wireless spectrum licenses acquired using such proceeds. Such collateral may be replaced by other then-existing wireless spectrum licenses held directly or indirectly by DISH Network of equivalent value (based upon a third-party valuation). The Intercompany Loan will mature in two tranches, with the first tranche maturing on December 1, 2026 (the “2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “2028 Tranche”). The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network under the 2026 Tranche. Interest will accrue and be payable semiannually, and interest payments with respect to the Intercompany Loan will, at DISH Network’s option, be payable in kind for the first two years. In the third year, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan must be paid in cash. Thereafter, interest payments must be paid in cash. Interest will accrue: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche. The Intercompany Loan will be repayable by DISH Network in whole or in part, at any time or from time to time, at a price equal to 100% of the principal amount thereof, plus accrued but unpaid interest thereon. We may use the proceeds of any such pre-payment for general corporate purposes, including refinancing of indebtedness, but may not use any such prepaid amounts to make a cash dividend or distribution to DISH Network prior to the repayment in full of the Intercompany Loan. The 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 are subordinated to our existing and certain future unsecured notes with respect to certain realizations under the Intercompany Loan and any collateral pledged as security therefor. Any material amendments or modifications to the terms of the Intercompany Loan will require the written consent of the holders of a majority of the then-outstanding 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028. During the three and nine months ended September 30, 2022, we recorded $108 million and $307 million of “Interest income” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2022 and December 31, 2021, “Notes receivable – DISH Network” was $6.945 billion including interest paid in kind and $5.250 billion, respectively, “Interest receivable – DISH Network” was $143 million and $32 million, respectively, on our Condensed Consolidated Balance Sheets.

“Cost of services”

During the three months ended September 30, 2022 and 2021, we incurred expenses of $48 million and $56 million, respectively, for satellite capacity leased from DISH Network and telemetry, tracking and control (“TT&C”) and other professional services provided to us by DISH Network. During the nine months ended September 30, 2022 and 2021, we incurred expenses of $145 million and $168 million, respectively, for satellite capacity leased from DISH Network and TT&C and other professional services provided to us by DISH Network. As a result of the Master Transaction Agreement, DISH Network is now a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Under the terms of the DISH Nimiq 5 Agreement, we made certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continued through the service term, which expired ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we had the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Pursuant to the Master Transaction Agreement, on September 10, 2019, the Telesat Transponder Agreement was transferred to DISH Network and we began receiving transponder services on the Nimiq 5 satellite from a wholly-owned subsidiary of DISH Network as of the same date. We have exercised our option to renew for a one-year period through September 2023. As discussed in Note 6, “Property and Equipment and Intangible Assets,” the Nimiq 5 satellite lease has been accounted for as a finance lease since September 2019. Expenses related to this lease are recorded in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During each of the three months ended September 30, 2022 and 2021, we recorded $9 million of “Depreciation and amortization expense” and $2 million and $3 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5. During each of the nine months ended September 30, 2022 and 2021, we recorded $26 million of “Depreciation and amortization expense” and $7 million and $9 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5.

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

“Selling, general and administrative expenses”

During the three months ended September 30, 2022 and 2021, we incurred $3 million and $2 million, respectively, for selling, general and administrative expenses for services provided to us by DISH Network. During the nine months ended September 30, 2022 and 2021, we incurred $8 million and $5 million, respectively, for selling, general and administrative expenses for services provided to us by DISH Network. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Other Agreements – DISH Network

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations. During the three months ended September 30, 2022 and 2021, the costs associated with these services were $33 million and $26 million, respectively. During the nine months ended September 30, 2022 and 2021, the costs associated with these services were $89 million and $66 million, respectively.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$10,285	$11,451	$32,713	$35,124

	As of
	September 30,	December 31,
	2022	2021

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$11,434	$11,988
Commitments to NagraStar	$3,241	$5,630

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

The table below summarizes our transactions with Dish Mexico:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Sales:
Uplink services	$709	$1,255	$2,000	$3,700

	As of
	September 30,	December 31,
	2022	2021

	(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico	$685	$941

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

Our Pay-TV business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/ downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). We promote our Pay-TV services as providing our subscribers with a better “price-to-value” relationship and experience than those available from other subscription television service providers. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

Recent Developments

Economic Environment

During the first nine months of 2022, we experienced significant inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results as compared to the same period in 2021.

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

Pay-TV

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of September 30, 2022, we had 10.018 million Pay-TV subscribers in the United States, including 7.607 million DISH TV subscribers and 2.411 million SLING TV subscribers. We promote our Pay-TV services as providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national and regional cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, and SLING Latino video programming services.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are increasing their Internet-based video offerings. We also face competition from providers of video content, many of which are providers of our programming content, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, among others, Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, HBO Max, STARZ, Peacock, Fubo and Philo.

Significant changes in consumer behavior regarding the means by which consumers obtain video entertainment and information in response to digital media competition could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband or Internet-connected device they choose. Online content providers may cause our subscribers to disconnect our DISH TV services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online content providers a certain portion of the services that they would have historically purchased from us.

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

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire. Our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. On October 6, 2021, Tegna Inc. (“Tegna”) removed its channels from our DISH TV programming lineup in 53 markets. On February 4, 2022, we and Tegna signed a new programming carriage contract which restored these channels to our DISH TV programming lineup. Although subscriber demand for local network stations has decreased in recent years as a result of, among other things, programming being available to subscribers through alternative methods, including, but not limited to, over the air antennas, there can be no assurance that the removal of these or other channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. For example, the Walt Disney Company (“Disney”) removed its channels, including locals in eight markets, from our DISH TV and SLING TV programming lineup, from October 1, 2022 to October 3, 2022, after we were unable to reach a contract extension agreement prior to the expiration of the programming carriage contract.  The channels were restored when we reached a tentative contract extension agreement with Disney and we continue to negotiate the terms and conditions of a new programming carriage contract.

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

Other Developments

Adaptive Bitrate Streaming Patents

Through our subsidiaries, we hold dozens of issued United States and foreign patents that relate to Adaptive Bitrate Streaming.  On September 9, 2022, the chief administrative law judge at the United States International Trade Commission (“ITC”) issued an Initial Determination holding that the video streaming in certain Peloton, NordicTrack and Mirror exercise equipment infringes four of those patents, and recommended that the ITC prevent the importation, distribution and sales of the infringing products.  The ITC commissioners are now reviewing that Initial Determination.

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

Debt Issuances and Maturity

Our 5 7/8% Senior Notes due 2022 with an aggregate principal balance of $2.0 billion were repurchased or redeemed as of July 15, 2022.

Our 5% Senior Notes due 2023 with an aggregate principal balance of $1.5 billion mature on March 15, 2023. We expect to fund this obligation from cash and marketable investment securities balances at that time.

Future Liquidity

We have made cash distributions and the Intercompany Loan to partially finance the development of DISH Network’s 5G Network Deployment, including, but not limited to, the purchase of wireless spectrum licenses and the retail wireless business to date, and we may make additional funds available to DISH Network in the form of cash distributions or loans to finance, in whole or in part, DISH Network’s future efforts. These factors, including, but not limited to, debt maturities, continuing investment in our business, financing acquisitions and other strategic transactions, may require us to raise additional capital in the future which may not be available on acceptable terms, or at all.

In addition, EchoStar XXIII, which is owned by DISH Network, is anticipated to be ready for commercial operation at the 110 degree orbital location as early as the fourth quarter of 2022. We expect this satellite will be leased from DISH Network to replace EchoStar XI, which will become an in-orbit spare at that time.

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

Notes Receivable - DISH Network

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network. As of September 30, 2022, the total Intercompany Loan amount outstanding plus interest paid in kind was $6.945 billion, not including accrued interest receivable of $143 million.

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

Other, net. The main components of “Other, net” are gains and losses realized on the sale of investments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of certain marketable and non-marketable investment securities and equity in earnings and losses of our affiliates.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Service revenue	$3,018,484	$3,151,144	$(132,660)	(4.2)
Equipment sales and other revenue	29,831	25,145	4,686	18.6
Total revenue	3,048,315	3,176,289	(127,974)	(4.0)

Costs and Expenses:
Cost of services	1,896,104	1,984,349	(88,245)	(4.4)
% of Service revenue	62.8%	63.0%
Cost of sales - equipment and other	22,018	23,982	(1,964)	(8.2)
Selling, general and administrative expenses	420,100	392,605	27,495	7.0
% of Total revenue	13.8%	12.4%
Depreciation and amortization	87,312	109,919	(22,607)	(20.6)
Total costs and expenses	2,425,534	2,510,855	(85,321)	(3.4)

Operating income (loss)	622,781	665,434	(42,653)	(6.4)

Other Income (Expense):
Interest income	112,919	943	111,976	*
Interest expense, net of amounts capitalized	(205,633)	(159,783)	(45,850)	(28.7)
Other, net	493	331	162	48.9
Total other income (expense)	(92,221)	(158,509)	66,288	41.8

Income (loss) before income taxes	530,560	506,925	23,635	4.7
Income tax (provision) benefit, net	(122,223)	(120,296)	(1,927)	(1.6)
Effective tax rate	23.0%	23.7%
Net income (loss)	$408,337	$386,629	$21,708	5.6

Other Data:
Pay-TV subscribers, as of period end (in millions)	10.018	10.980	(0.962)	(8.8)
DISH TV subscribers, as of period end (in millions)	7.607	8.424	(0.817)	(9.7)
SLING TV subscribers, as of period end (in millions)	2.411	2.556	(0.145)	(5.7)
Pay-TV subscriber additions (losses), net (in millions)	0.030	(0.013)	0.043	*
DISH TV subscriber additions (losses), net (in millions)	(0.184)	(0.130)	(0.054)	(41.5)
SLING TV subscriber additions (losses), net (in millions)	0.214	0.117	0.097	82.9
Pay-TV ARPU	$102.07	$96.31	$5.76	6.0
DISH TV subscriber additions, gross (in millions)	0.170	0.224	(0.054)	(24.1)
DISH TV churn rate	1.53%	1.39%	0.14%	10.1
DISH TV SAC	$1,029	$824	$205	24.9
Purchases of property and equipment	$26,613	$30,965	$(4,352)	(14.1)
EBITDA	$710,586	$775,684	$(65,098)	(8.4)
OIBDA	$710,093	$775,353	$(65,260)	(8.4)

* Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 184,000 net DISH TV subscribers during the three months ended September 30, 2022 compared to the loss of approximately 130,000 net DISH TV subscribers during the same period in 2021. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We added approximately 214,000 net SLING TV subscribers during the three months ended September 30, 2022 compared to the addition of approximately 117,000 net SLING TV subscribers during the same period in 2021. The increase in net SLING TV subscriber additions was primarily related to lower subscriber disconnects, partially offset by lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers.

DISH TV subscribers, gross. During the three months ended September 30, 2022, we activated approximately 170,000 gross new DISH TV subscribers compared to approximately 224,000 gross new DISH TV subscribers during the same period in 2021, a decrease of 24.1%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended September 30, 2022 was 1.53% compared to 1.39% for the same period in 2021. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, our DISH TV churn rate was positively impacted by COVID-19 beginning in the second quarter of 2020, including, among other things, the recommendations and/or mandates from federal, state, and/or local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. We continue to assess the impact of COVID-19 and while certain government regulations and/or mandates have eased, we cannot predict with certainty the impact to our DISH TV churn rate. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $3.018 billion for the three months ended September 30, 2022, a decrease of $133 million or 4.2% compared to the same period in 2021. The decrease in “Service revenue” compared to the same period in 2021 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $102.07 during the three months ended September 30, 2022 versus $96.31 during the same period in 2021. The $5.76 or 6.0% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases effective in the fourth quarter of 2021, the 2021 SLING TV programming package price increase and higher ad sales revenue.

Cost of services. “Cost of services” totaled $1.896 billion during the three months ended September 30, 2022, a decrease of $88 million or 4.4% compared to the same period in 2021. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the three months ended September 30, 2022 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber increased during the three months ended September 30, 2022 due to, among other things, higher labor and installation costs, and higher credit losses. “Cost of services” represented 62.8% and 63.0% of “Service revenue” during the three months ended September 30, 2022 and 2021, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $420 million during the three months ended September 30, 2022, a $27 million or 7.0% increase compared to the same period in 2021. This change was primarily driven by an increase in costs to support our business and an increase in subscriber acquisition costs resulting from higher marketing expenditures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $87 million during the three months ended September 30, 2022, a $23 million or 20.6% decrease compared to the same period in 2021. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

DISH TV SAC. DISH TV SAC was $1,029 during the three months ended September 30, 2022 compared to $824 during the same period in 2021, an increase of $205 or 24.9%. This change was primarily attributable to an increase in advertising costs per subscriber and higher installation costs due to an increase in labor and other installation costs.

During the three months ended September 30, 2022 and 2021, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $12 million and $16 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Interest income. “Interest income” totaled $113 million during the three months ended September 30, 2022, a $112 million increase compared to the same period in 2021. This change was primarily related to the interest income associated with our Intercompany Loan to DISH Network.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $206 million during the three months ended September 30, 2022, an increase of $46 million compared to the same period in 2021. This increase was primarily related to higher interest expense as a result of the issuance our Senior Secured Notes during the fourth quarter of 2021, partially offset by a reduction in interest expense resulting from the redemption of our 5 7/8% Senior Notes due 2022 on July 15, 2022.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Service revenue	$9,220,562	$9,465,241	$(244,679)	(2.6)
Equipment sales and other revenue	82,178	85,455	(3,277)	(3.8)
Total revenue	9,302,740	9,550,696	(247,956)	(2.6)

Costs and Expenses:
Cost of services	5,674,014	5,892,809	(218,795)	(3.7)
% of Service revenue	61.5%	62.3%
Cost of sales - equipment and other	64,812	65,159	(347)	(0.5)
Selling, general and administrative expenses	1,185,998	1,057,739	128,259	12.1
% of Total revenue	12.7%	11.1%
Depreciation and amortization	272,646	336,552	(63,906)	(19.0)
Total costs and expenses	7,197,470	7,352,259	(154,789)	(2.1)

Operating income (loss)	2,105,270	2,198,437	(93,167)	(4.2)

Other Income (Expense):
Interest income	323,320	2,751	320,569	*
Interest expense, net of amounts capitalized	(668,212)	(495,971)	(172,241)	(34.7)
Other, net	1,738	(1,464)	3,202	*
Total other income (expense)	(343,154)	(494,684)	151,530	30.6

Income (loss) before income taxes	1,762,116	1,703,753	58,363	3.4
Income tax (provision) benefit, net	(426,188)	(415,854)	(10,334)	(2.5)
Effective tax rate	24.2%	24.4%
Net income (loss)	$1,335,928	$1,287,899	$48,029	3.7

Other Data:
Pay-TV subscribers, as of period end (in millions)	10.018	10.980	(0.962)	(8.8)
DISH TV subscribers, as of period end (in millions)	7.607	8.424	(0.817)	(9.7)
SLING TV subscribers, as of period end (in millions)	2.411	2.556	(0.145)	(5.7)
Pay-TV subscriber additions (losses), net (in millions)	(0.689)	(0.310)	(0.379)	*
DISH TV subscriber additions (losses), net (in millions)	(0.614)	(0.392)	(0.222)	(56.6)
SLING TV subscriber additions (losses), net (in millions)	(0.075)	0.082	(0.157)	*
Pay-TV ARPU	$100.91	$95.41	$5.50	5.8
DISH TV subscriber additions, gross (in millions)	0.485	0.635	(0.150)	(23.6)
DISH TV churn rate	1.55%	1.32%	0.23%	17.4
DISH TV SAC	$1,033	$834	$199	23.9
Purchases of property and equipment	$87,045	$119,435	$(32,390)	(27.1)
EBITDA	$2,379,654	$2,533,525	$(153,871)	(6.1)
OIBDA	$2,377,916	$2,534,989	$(157,073)	(6.2)

* Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 614,000 net DISH TV subscribers during the nine months ended September 30, 2022 compared to the loss of approximately 392,000 net DISH TV subscribers during the same period in 2021. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We lost approximately 75,000 net SLING TV subscribers during the nine months ended September 30, 2022 compared to the addition of approximately 82,000 net SLING TV subscribers during the same period in 2021. The decrease in net SLING TV subscribers was primarily related to higher subscriber disconnects early in 2022 following seasonal sports activity and lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers.

DISH TV subscribers, gross. During the nine months ended September 30, 2022, we activated approximately 485,000 gross new DISH TV subscribers compared to approximately 635,000 gross new DISH TV subscribers during the same period in 2021, a decrease of 23.6%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and channel removals, including Tegna, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the nine months ended September 30, 2022 was 1.55% compared to 1.32% for the same period in 2021. Our DISH TV churn rate for the nine months ended September 30, 2022 was negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, including Tegna. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, our DISH TV churn rate was positively impacted by COVID-19 beginning in the second quarter of 2020, including, among other things, the recommendations and/or mandates from federal, state, and/or local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. We continue to assess the impact of COVID-19 and while certain government regulations and/or mandates have eased, we cannot predict with certainty the impact to our DISH TV churn rate. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $9.221 billion for the nine months ended September 30, 2022, a decrease of $245 million or 2.6% compared to the same period in 2021. The decrease in “Service revenue” compared to the same period in 2021 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $100.91 during the nine months ended September 30, 2022 versus $95.41 during the same period in 2021. The $5.50 or 5.8% increase in Pay-TV ARPU was primarily attributable to the DISH TV programming package price increases effective in the first and fourth quarters of 2021, the 2021 SLING TV programming package price increase and higher ad sales revenue.

Cost of services. “Cost of services” totaled $5.674 billion during the nine months ended September 30, 2022, a decrease of $219 million or 3.7% compared to the same period in 2021. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the nine months ended September 30, 2022 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber increased during the nine months ended September 30, 2022 due to, among other things, higher labor and installation costs, and higher credit losses. “Cost of services” represented 61.5% and 62.3% of “Service revenue” during the nine months ended September 30, 2022 and 2021, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.186 billion during the nine months ended September 30, 2022, a $128 million or 12.1% increase compared to the same period in 2021. This change was primarily driven by an increase in costs to support our business and an increase in subscriber acquisition costs resulting from higher marketing expenditures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $273 million during the nine months ended September 30, 2022, a $64 million or 19.0% decrease compared to the same period in 2021. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

DISH TV SAC. DISH TV SAC was $1,033 during the nine months ended September 30, 2022 compared to $834 during the same period in 2021, an increase of $199 or 23.9%. This change was primarily attributable to an increase in advertising costs per subscriber, higher installation costs due to an increase in labor and other installation costs.

During the nine months ended September 30, 2022 and 2021, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $39 million and $56 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

Interest income. “Interest income” totaled $323 million during the nine months ended September 30, 2022, a $321 million increase compared to the same period in 2021. This change was primarily related to the interest income associated with our Intercompany Loan to DISH Network.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $668 million during the nine months ended September 30, 2022, an increase of $172 million compared to the same period in 2021. This increase was primarily related to higher interest expense as a result of the issuance of our 5 1/8% Senior Notes due 2029 in second quarter of 2021 and our Senior Secured Notes during the fourth quarter of 2021, partially offset by a reduction in interest expense resulting from the redemption of our 6 3/4% Senior Notes due 2021 during the second quarter of 2021 and our 5 7/8% Senior Notes due 2022 on July 15, 2022.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Net income (loss)	$408,337	$386,629	$1,335,928	$1,287,899
Interest, net	92,714	158,840	344,892	493,220
Income tax provision (benefit), net	122,223	120,296	426,188	415,854
Depreciation and amortization	87,312	109,919	272,646	336,552
EBITDA	$710,586	$775,684	$2,379,654	$2,533,525

The changes in EBITDA during the three and nine months ended September 30, 2022, compared to the same periods in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Operating income (loss)	$622,781	$665,434	$2,105,270	$2,198,437
Depreciation and amortization	87,312	109,919	272,646	336,552
OIBDA	$710,093	$775,353	$2,377,916	$2,534,989

The changes in OIBDA during the three and nine months ended September 30, 2022, compared to the same periods in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended September 30, 2022, filed on November 10, 2022, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date: November 10, 2022