Form 10-K
period 2022-12-31
DISH DBS CORP
filed 2023-03-16
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2022 was $0.

As of March 10, 2023, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.

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

SUMMARY OF RISK FACTORS

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and the economic environment could have a material adverse effect on our business, financial condition and results of operations.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	Our programming expenses are increasing, which may adversely affect our future financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

i

●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	We have experienced cyber-attacks or other malicious activities that disrupted our business and any future failure or disruption of our information technology infrastructure and communications systems or those of third parties that we use in our operations, could harm our business.
●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.
●	We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our and DISH Network’s common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets and we have made and may continue to make funds available to DISH Network in the form of cash distributions or loans in connection with the development of DISH Network’s wireless business.
●	Our parent, DISH Network, has made substantial noncontrolling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses, and we have made and may make additional cash distributions or loans to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities including their obligations to purchase Northstar Manager’s and SNR Management’s ownership interests.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and may incur additional debt.
●	Our 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 (our “Senior Secured Notes”) are subordinated to our existing unsecured notes and certain future unsecured notes with respect to certain realizations under the Intercompany Loan (defined herein) and any collateral pledged as security therefor.
●	We may need additional capital, which may not be available on favorable terms, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	Our parent, DISH Network, is controlled by one principal stockholder, who is also our Chairman.

ii

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	Our services depend on Federal Communications Commission (“FCC”) licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, DISH Network’s stock price and investor confidence in our financial results may be adversely affected.
●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

iii

PART I

Item 1. BUSINESS

Brief Description of our Business

DISH DBS is a holding company and an indirect, wholly-owned subsidiary of DISH Network, a publicly traded company listed on the Nasdaq Global Select Market. DISH DBS was formed under Colorado law in January 1996. Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000. We refer readers of this report to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2022. Our subsidiaries operate one business segment.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of December 31, 2022, we had 9.750 million Pay-TV subscribers in the United States, including 7.416 million DISH TV subscribers and 2.334 million SLING TV subscribers.

Business Strategy

Our Pay-TV business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We promote our Pay-TV services by providing our subscribers with a better “price-to-value” relationship and experience than those available from other subscription television service providers. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

●	Products with the Best Technology. We offer a wide selection of local and national HD programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper® whole-home HD DVR), multiple tuner receivers, video on demand and external hard drives. We offer several SLING TV services, including SLING Orange (our single-stream SLING domestic service), SLING Blue (our multi-stream SLING domestic service), SLING International, and SLING Latino, among others, as well as add-on extras, direct to consumer services, pay-per-view events and a cloud-based DVR service.

●	Outstanding Customer Service. We strive to provide outstanding customer service by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they arise.

●	Great Value. We have historically been viewed as the low-cost provider in the pay-TV industry in the United States. However, today with DISH TV, we are focused on a message of Service, Value and Technology. For example, for certain new and qualifying customers, we guarantee our pricing for certain programming packages and equipment for a three-year period with a two-year commitment. We also offer a differentiated customer experience with our award-winning Hopper® platform that integrates voice control powered by Google Assistant, access to apps including Netflix, Prime Video and YouTube, and the ability to watch live, recorded and On Demand content anywhere with the DISH Anywhere mobile application. As another example, our SLING Orange service and our SLING Blue service are two of the lowest priced live-linear online streaming services in the industry.

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

Our Pay-TV business faces substantial competition from established pay-TV providers and broadband service providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions, and other streaming and mobile devices, including, but not limited to, wireless service providers. In recent years, the traditional pay-TV industry has matured, and industry consolidation and convergence have created competitors with greater scale and multiple product/service offerings. Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services. Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including, but not limited to, competition from piracy-based video offerings. These developments, among others, have contributed to intense and increasing competition, which we expect to continue.

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

We believe that the availability and extent of programming, including, but not limited to, unique programming services such as foreign language, sports programming and original content, and other value-added services such as access to video via mobile devices, continue to be significant factors in consumers’ choice among pay-TV providers. Other pay-TV providers may have more successfully marketed and promoted their programming packages and value-added services and may also be better equipped and have greater resources to increase their programming offerings and value-added services to respond to increasing consumer demand. We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver enhanced programming and other value-added services, and there can be no assurance that we will be able to compete effectively with offerings from other pay-TV providers.

Furthermore, this increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.  Increasingly, we must seek to attract a greater proportion of new subscribers from our competitors’ existing subscriber bases rather than from first-time purchasers of pay-TV services. In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base, we may be required to increase retention spending and/or provide greater discounts or credits to acquire and retain subscribers who may spend less on our services. Our SLING TV subscribers on average purchase lower-priced programming services than do DISH TV subscribers. Accordingly, an increase in SLING TV subscribers has a negative impact on our Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”). If our Pay-TV ARPU decreases or does not increase commensurate with increases in programming or other costs, our margins may be reduced and the long-term value of a subscriber would then decrease and could have a material adverse effect on our business, results of operations and financial condition.

In addition, as a result of this increased competitive environment and the maturation of the pay-TV industry, future growth opportunities of our DISH TV business may be limited and our margins may be reduced, which could have a material adverse effect on our business, results of operations and financial condition. Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter subscriber acquisition policies (including a focus on attaining higher quality subscribers) and increased competitive pressures, including, but not limited to, aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, we face increased competitive pressures from content providers and other companies who distribute video directly to consumers over the Internet. These content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunication companies, are rapidly increasing their Internet-based video offerings. There can be no assurance that our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate will not continue to be negatively impacted and that the pace of such negative impact will not accelerate. In the event that our DISH TV subscriber base continues to decline, it could have a material adverse effect on our business, results of operations and financial condition.

Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

New technologies, products and services are driving rapid changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communications services. In particular, through technological advancements and with the large increase in the number of consumers with broadband service, a significant amount of video content has become available through online content providers for users to stream and view on their personal computers, televisions, phones, tablets, videogame consoles and other devices, in some cases without a fee required to access the content. While our subscribers can use their traditional video subscription to access mobile programming, an increasing number of subscribers are also using mobile devices as the sole means of viewing video, and an increasing number of non-traditional video providers is developing content and technologies to satisfy that demand. For example, these technological advancements, changes in consumer behavior, and the increasing number of choices available to consumers regarding the means by which consumers obtain video content may cause DISH TV subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through online content providers a certain portion of the services that they would have historically purchased from us. These technological advancements and changes in consumer behavior and/or our failure to effectively anticipate or adapt to such changes, could reduce our gross new Pay-TV subscriber activations and increase our subscriber churn rate and could have a material adverse effect on our business, results of operations and financial condition.

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

The cost of programming represents the largest percentage of our overall Pay-TV costs. Certain of our competitors own directly, partner with, or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers. Unlike our larger cable and satellite competitors, some of which also provide internet or broadband based pay-TV services, we have not made significant investments in programming providers. As a result, it may be more difficult for us to obtain access to such programming networks on nondiscriminatory and fair terms, or at all. See “Item 1. Business – Government Regulations – FCC Regulations Governing our Pay-TV Operations – Cable Act and Program Access” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2022 for further information.

Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.

With respect to our Pay-TV business, we rely upon the ability of consumers to access our SLING TV services and certain DISH TV functionality through the Internet. If network operators block, restrict, slow-down or throttle or otherwise impair access to our services over their networks, our business could be negatively affected. To the extent that network operators implement usage-based pricing including, but not limited to, meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our SLING TV subscriber count could be negatively impacted. Furthermore, to the extent network operators create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our SLING TV business could be negatively impacted.

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

Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

Our ability to grow or maintain our business may be adversely affected by economic weakness and uncertainty, which could result in the following:

●	Fewer subscriber activations and increased subscriber churn rate. We could face fewer subscriber activations and increased subscriber churn rate due to, among other things: (i) certain economic factors that impact consumers, including, among others, inflation, rising interest rates, a potential downturn in the housing market in the United States (including a decline in housing starts) and higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of independent third-party retailers, who generate a meaningful percentage of our gross new DISH TV subscriber activations, because many of them are small businesses that are more susceptible to the negative effects of economic weakness. In particular, our DISH TV churn rate may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to economic weakness, including, among others, our pay-in-advance subscribers.

●	Higher subscriber acquisition and retention costs. Our profits may be adversely affected by increased subscriber acquisition and retention costs necessary to attract and retain subscribers during a period of economic weakness.

We are also subject to inflationary cost pressures, and if inflation continues or worsens, it could negatively impact us by increasing, among other things, our operating expenses. Inflation may lead to cost increases in multiple areas across our business, for example, rises in the prices of raw materials and manufactured goods, increased energy rates, as well as increased wage pressures and other expenses related to our labor, programming and other costs. While we attempt to increase our revenue to offset increases in costs, there is no assurance that we will be able to do so on an acceptable timeline or at all. Therefore, costs could rise faster than associated revenue, thereby resulting in a negative impact on our operating results, cash flows and liquidity.

COVID-19 Pandemic

The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and the economic environment could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic caused, and any resurgence of the pandemic could again cause a significant reduction in global economic activity, which could affect our customers’ purchasing decisions.

Other effects of the pandemic included, and may continue to include, significant volatility and disruption of the global financial markets; adverse revenue and net income effects; disruptions to our operations, including suspension or deferral of in-home installations; limitations on access to sources of liquidity; supply chain disruptions; limitations on access to raw materials; employee impacts from illness; and local and regional closures or lockdowns, including temporary closures of our facilities and the facilities of our customers and suppliers.

The extent to which our operating and financial results will continue to be affected by the pandemic will depend on various factors beyond our control, such as the continued severity of the pandemic, including any sustained geographic resurgence; the emergence of new variants and strains of the COVID-19 virus; and the success of actions to contain or treat the virus. COVID-19, and volatile regional and global economic conditions stemming from the pandemic, could also aggravate our other risk factors described in this section.

Operational and Service Delivery Risks

Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

If our operational performance and subscriber satisfaction with respect to our Pay-TV services were to deteriorate, we may experience a decrease in subscriber activations and an increase in our subscriber churn rate, which could have a material adverse effect on our business, financial condition and results of operations. To improve our operational performance, we continue to make investments in staffing, training, information systems and other initiatives, primarily in our call center and in-home service operations. These investments are intended to, among other things, help combat inefficiencies introduced by the increasing complexity of our business, improve subscriber satisfaction, reduce subscriber churn, increase productivity and allow us to scale better over the long run. We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance, and if unsuccessful, we may have to incur higher costs to improve our operational performance. While we believe that such costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.

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

Our programming costs represent a significant component of our total expense and we expect these costs to continue to increase on a per subscriber basis. The pay-TV industry has continued to experience an increase in the cost of programming, especially local broadcast channels and sports programming. In addition, certain programming costs are rising at a much faster rate than wages or inflation. These factors may be exacerbated by, among other factors, the increasing trend of consolidation in the media industry and partnerships between companies that offer pay-TV services and programmers, which may further increase our programming expenses. Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.

When offering new programming, or upon expiration of existing contracts, programming suppliers have historically attempted to increase the rates that they charge us for programming. We expect this practice to continue, which, if successful, would increase our programming costs. In addition, our programming expenses may also increase as we add programming to our video services or distribute existing programming to our subscribers through additional delivery services. As a result, our margins may face further pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms. Alternatively, to attempt to mitigate the effect of price increases or for other reasons, we may elect not to carry or may be unable to carry certain channels, which could adversely affect our net Pay-TV subscriber additions.

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

We depend on third parties to provide us with programming services. Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal, expiration and/or termination provisions. We may not be able to renew these agreements on acceptable terms or at all, and these agreements may be terminated prior to expiration of their original terms. Negotiations over programming carriage contracts are generally contentious, and certain programmers have, in the past, limited our access to their programming in connection with those negotiations and the scheduled expiration of their programming carriage contracts with us. In recent years, our net Pay-TV subscriber additions have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future. As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

We typically have a few programming contracts with major content providers up for renewal each year and if we are unable to renew any of these agreements on acceptable terms or at all, or the other parties terminate the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming. In addition, failure to obtain access to certain programming or loss of access to programming, particularly programming provided by major content providers and/or programming popular with our subscribers, could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our net Pay-TV subscriber additions.

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

We have experienced cyber-attacks or other malicious activities that disrupted our business and any future failure or disruption of our information technology infrastructure and communications systems or those of third parties that we use in our operations, could harm our business.

In February 2023, we disclosed that our systems were subject to a cyber-security incident that compromised certain data. With the assistance of outside cyber-security experts, we continue to investigate the incident and will notify any impacted individuals consistent with state and federal requirements. We are incurring certain cyber-security-related expenses, including costs to remediate the incident and provide additional customer support, and expect to incur additional expense in future periods resulting from the cyber-security incident.

We are subject to persistent cyber-security incidents and threats to our networks and systems. Although we take protective measures designed to secure our information technology systems and endeavor to modify such protective measures as circumstances warrant, our information technology hardware and software infrastructure and communications systems, or those of third parties that we use in our operations, may be vulnerable to a variety of interruptions, including, without limitation, natural disasters, terrorist attacks, telecommunications failures, cyber-attacks and other malicious activities such as unauthorized access, physical or electronic break-ins, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could disrupt or harm our business. The protective measures we take may not be sufficient for all eventualities and may themselves be vulnerable to hacking, malfeasance, system error or other irregularities. For example, certain parties may attempt to fraudulently induce employees or subscribers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems.

In addition, the capacity, reliability and security of our information technology hardware and software infrastructure (including, but not limited to, our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our business, which would suffer in the event of system failures or cyber-attacks. Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include, among other things, the delayed implementation of new service offerings, service or billing interruptions, and the diversion of resources that would otherwise be invested in expanding our business and operations. We rely on certain third parties for key components of our information technology and communications systems and ongoing service, all of which affect our Pay-TV services. Some of our key systems and operations, including, but not limited to, those supplied by third-party providers, are not fully redundant, and our disaster recovery planning cannot account for all eventualities. Interruption and/or failure of these systems has in the past disrupted our operations, and could interrupt our services, result in significant financial expenditures and damage our reputation, thus adversely impacting our ability to retain our current subscribers and attract new Pay-TV subscribers.

In addition, third-party providers of some of our key systems may also experience interruptions to their information technology hardware and software infrastructure and communications systems that could adversely impact us and over which we may have limited or no control. We may obtain certain confidential, proprietary and personal information about our subscribers, personnel and vendors, and may provide this information to third parties in connection with our business. If one or more of such interruptions or failures occur to us or our third-party providers, it potentially could jeopardize such information and other information processed and stored in, and transmitted through, our or our third-party providers’ information technology hardware and software infrastructure and communications systems, or otherwise cause interruptions or malfunctions in our operations, which could result in, among other things, lawsuits, government claims, investigations or proceedings, significant losses or reputational damage. Due to the fast-moving pace of technology, it may be difficult to detect, contain and remediate every such event in a timely manner or at all. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to financial losses. In addition, this may divert management’s attention and resources away from our business, therefore adversely affect our business. Furthermore, the amount and scope of insurance we maintain may not cover all expenses related to such activities or all types of claims that may arise.

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

We cannot provide any assurances that actions taken by us, or our third-party providers, will adequately repel a future cyber-security incident or prevent or substantially mitigate the impacts of cyber-security breaches or misuses of or unauthorized access to our networks or systems or those of third-party environments, or that we, or our third-party providers, will be able to effectively identify, investigate, and remediate such incidents in a timely manner or at all. We expect to continue to be the target of cyber-security incidents, given the nature of our business, and we expect the same with respect to our third-party providers. If we fail to protect confidential information or to prevent operational disruptions from future cyber-security incidents, there may be a material adverse effect on our business, reputation, financial condition, cash flows, and operating results.

Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

Extreme weather has the potential to directly damage our facilities and other infrastructure and/or disrupt our ability to operate our business, and could potentially disrupt suppliers’ ability to provide the products and services we require to support our operations. Any such disruption could interrupt service for our subscribers, increase our costs and have a negative effect on our operating results. The potential physical effects of extreme weather, such as storms, floods, fires, freezing conditions, sea-level rise, could adversely affect our operations and infrastructure and, as a result, our financial results. Operational impacts resulting from extreme weather, such as damage to our infrastructure, could result in increased costs and loss of revenue. We could be required to incur significant costs to improve the resiliency of our infrastructure and otherwise prepare for, respond to and mitigate such weather events. We are not able to accurately predict the materiality of any potential losses or costs associated with extreme weather.

We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

We lease the vast majority of our satellite transponder capacity from DISH Network and DISH Network is a key supplier of other related services to us. Satellite transponder leasing costs may increase beyond our current expectations. Our inability to obtain satellite transponder capacity on acceptable terms or at all and other related services from DISH Network or third parties could adversely affect our subscriber activations and subscriber churn rate and cause related revenue to decline. See Note 19 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with DISH Network.

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

Technology in the pay-TV industry changes rapidly as new technologies are developed, which could cause our products and services to become obsolete. We and our suppliers may not be able to keep pace with technological developments. Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services, to upgrade existing products and services on a timely basis, and to reduce costs of our existing products and services. We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner. The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment. The success of new product and service development depends on many factors, including among others, the following:

●	the difficulties and delays in the development, production, timely completion, testing and marketing of products and services;
●	the cost of the products and services;
●	the proper identification of subscriber need and subscriber acceptance of products and services;
●	the development of, approval of and compliance with industry standards;
●	the amount of resources we must devote to the development of new technologies; and
●	the ability to differentiate our products and services and compete with other companies in the same markets.

If the new technologies on which we focus our research and development investments fail to achieve acceptance in the marketplace, our competitive position could be negatively impacted, causing a reduction in our revenues and earnings. For example, our competitors could use proprietary technologies that are perceived by the market as being superior. In addition, delays in the delivery of components or other unforeseen problems associated with our technology may occur that could materially and adversely affect our ability to generate revenue, offer new products and services and remain competitive. Furthermore, after we have incurred substantial costs, one or more of the products or services under our development, or under development by one or more of our strategic partners, could become obsolete prior to it being widely adopted.

If our products and services are not competitive, our business could suffer and our financial performance could be negatively impacted. Our products and services may also experience quality problems, including outages and service slowdowns, from time to time. If the quality of our products and services does not meet our subscribers’ expectations, then our business, and ultimately our reputation, could be negatively impacted.

We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with and rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, security access devices, and many components that we provide to subscribers in order to deliver our Pay-TV services. If these vendors are unable to meet our needs because they fail to perform adequately, are no longer in business, are experiencing shortages or supply chain issues or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected. We have experienced in the past and may continue to experience shortages driven by raw material availability (which may be negatively impacted by, among other things, COVID-19 policies, trade protection policies such as tariffs and or/escalating trade tensions, particularly with countries in Asia), manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of its suppliers that negatively impact our operations.

While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively or at all, which could materially impair our ability to timely deliver our products to our subscribers or operate our business. Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could require us to make substantial additional investments.

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

Our ability to earn revenue from our DISH TV services depends on the usefulness of our owned and leased satellites, each of which has a limited useful life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbits and control over the satellites’ functions, the efficiency of the launch vehicles used, and the remaining on-board fuel following orbit insertion. Generally, the minimum design life of each of our owned and leased satellites ranges from 12 to 15 years. We can provide no assurance, however, as to the actual useful lives of any of these satellites. Our operating results could be adversely affected if the useful life of any of our owned or leased satellites was significantly shorter than the minimum design life.

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

In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite, any of which could have a material adverse effect on our business, financial condition and results of operations. Such a failure could result in a prolonged loss of critical programming. A relocation would require FCC approval and we cannot be certain that we could obtain such FCC approval on an acceptable timeline or at all. If we choose to use a satellite in this manner, such use could adversely affect our ability to satisfy certain operational conditions associated with our authorizations and could result in the loss of such authorizations, which would have an adverse effect on our ability to generate revenues.

From time to time, new satellites need to be built and launched. Satellite construction and launch are subject to significant risks, including, among others, construction and launch delays, launch failure and incorrect orbital placement.

Other than in certain limited circumstances, we do not carry commercial in-orbit insurance on any of the satellites we own, and generally do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures. If one or more of our owned in-orbit satellites fails, we could be required to record significant impairment charges.

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

Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships with DISH Network and EchoStar. Areas in which conflicts of interest between EchoStar and us, as a result of our relationship with DISH Network, could arise include, but are not limited to, the following:

●	Cross officerships, directorships and stock ownership. We and DISH Network have certain overlap in directors and executive officers with EchoStar. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. Currently, our and DISH Network’s Board of Directors and executive officers includes Charles W. Ergen, who serves as the Chairman of EchoStar and DISH Network and our Chairman. Mr. Ergen also has fiduciary duties to EchoStar’s shareholders. For example, there is the potential for a conflict of interest when DISH Network and/or we, on the one hand, or EchoStar, on the other hand, look at acquisitions and other business opportunities that may be suitable for both companies. In addition, certain of DISH Network’s and our directors and officers own EchoStar stock. Mr. Ergen beneficially owns approximately 60.3% of EchoStar’s total equity securities (assuming conversion of all Class B common stock into Class A common stock) and controls approximately 93.5% of the voting power of EchoStar. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for DISH Network and/or us, on the one hand, and EchoStar, on the other hand. Furthermore, Mr. Ergen is employed by both us and EchoStar.

●	Intercompany agreements with EchoStar. In connection with and following the Spin-off, Share Exchange Agreement and Master Transaction Agreement (as defined in Note 17 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K), we, DISH Network and EchoStar have entered into certain agreements pursuant to which DISH Network and we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from DISH Network and us, and DISH Network and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and us and were not the result of arm’s length negotiations. The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and DISH Network under the separation and other intercompany agreements DISH Network entered into with EchoStar, in connection with the Spin-off, may have been different if agreed to by two unaffiliated parties. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to DISH Network. In addition, conflicts could arise between DISH Network and/or us, on the one hand, and EchoStar, on the other hand, in the interpretation or any extension or renegotiation of these existing agreements.

●	Additional intercompany transactions. EchoStar and its subsidiaries have entered into and may continue to enter into transactions with DISH Network and its subsidiaries. Although the terms of any such transactions will be established based upon negotiations between EchoStar and DISH Network and, when appropriate, subject to the approval of a committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to DISH Network or its subsidiaries or affiliates as may otherwise be obtained between unaffiliated parties.

●	Business opportunities. DISH Network has historically retained, and in the future may acquire, interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar.

Neither we nor DISH Network may be able to resolve any potential conflicts of interest with EchoStar, and, even if either we or DISH Network do so, the resolution may be less favorable to us than if either we or DISH Network were dealing with an unaffiliated party. DISH Network does not have agreements with EchoStar that would prevent either company from competing with the other.

We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

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

Acquisition and Capital Structure Risks

Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we have made and may continue to make funds available to DISH Network in the form of cash distributions or loans in connection with the development of DISH Network’s wireless business.

DISH Network has invested a total of over $30 billion to acquire certain wireless spectrum licenses, which includes $10 billion in noncontrolling investments in certain entities. See Note 2 and Note 15 in the Notes to the Consolidated Financial Statements in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2022 for detailed information regarding these licenses, including certain interim and final build-out requirements, as well as certain renewal requirements.

DISH Network may need to make significant additional investments or partner with others to, among other things, complete the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (“5G Network Deployment”) and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as DISH Network completes its 5G Network Deployment, DISH Network has and will continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third party integration. DISH Network may also determine that additional wireless spectrum licenses may be required to complete its 5G Network Deployment and to compete effectively with other wireless service providers.

In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have historically made funds available to DISH Network in the form of cash distributions and the Intercompany Loan (defined herein) to partially finance these efforts to date. Subject to, among other things, compliance with applicable legal requirements, including the covenants applicable to our outstanding debt securities, we may make additional funds available, including through cash distributions or loans to finance, in whole or in part, DISH Network’s future efforts. There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.

Our parent, DISH Network, has made substantial noncontrolling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses, and we have made and may make additional cash distributions or loans to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities including their obligations to purchase Northstar Manager’s and SNR Management’s ownership interests.

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain noncontrolling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the AWS-3 Licenses, comply with regulations applicable to the AWS-3 Licenses, and make any potential re-auction payments for the AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out and integration efforts, regulatory compliance, and potential re-auction payments, any loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 15 “Commitments and Contingencies – Commitments – DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2022. There can be no assurance that DISH Network will be able to obtain a profitable return on its noncontrolling investments in the Northstar Entities and the SNR Entities.

In connection with certain funding obligations related to the investments by American II and American III discussed above, in February 2015, we paid a dividend of $8.250 billion to DISH Orbital Corporation (“DOC”) for, among other things, general corporate purposes, which included such funding obligations, and to fund other DISH Network cash needs. We have made and may make additional cash distributions or loans to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities related to DISH Network’s noncontrolling investments in these entities. We may need to raise significant additional capital in the future, which may not be available on favorable terms, to among other things, continue investing in our business and to pursue acquisitions and other strategic transactions.

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

We may be unable to obtain in the anticipated time frame, or at all, any regulatory approvals required to complete proposed acquisitions and other strategic transactions. Furthermore, the conditions imposed for obtaining any necessary approvals could delay the completion of such transactions for a significant period of time or prevent them from occurring at all. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks and could have a negative effect on our operations. Any transactions that we are able to identify and complete may involve a number of risks, including, but not limited to:

●	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;
●	the possible adverse effects on our operating results during the integration process;

●	the high degree of risk inherent in these transactions, which could become substantial over time, and higher exposure to significant financial losses if the underlying ventures are not successful;
●	the possible inability to achieve the intended objectives of the transaction; and
●	the risks associated with complying with contractual provisions and regulations applicable to the acquired business, which may cause us to incur substantial expenses.

In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees on an acceptable timeline or at all. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures.

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing business. To pursue acquisitions and other strategic transactions, we may need to raise additional capital in the future, which may not be available on favorable terms. In addition, we make cash distributions or loans to DISH Network to finance acquisitions or investments that will not be part of our business.

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

As of December 31, 2022, our total long-term debt and finance lease obligations (including current portion) outstanding, including the debt of our subsidiaries, was $13.246 billion. Our debt levels could have significant consequences, including, but not limited to;

●	making it more difficult to satisfy our obligations;
●	a dilutive effect on our future earnings;
●	increasing our vulnerability to general adverse economic conditions, including, but not limited to, changes in interest rates;
●	requiring us to devote a substantial portion of our cash to make interest and principal payments on our debt, thereby reducing the amount of cash available for other purposes. As a result, we would have limited financial and operating flexibility to changing economic and competitive conditions;
●	limiting our ability to raise additional debt because it may be more difficult for us to obtain debt financing on attractive terms or at all; and
●	placing us at a disadvantage compared to our competitors that are less leveraged.

In addition, we may incur substantial additional debt in the future. The terms of the indentures relating to our senior notes and senior secured notes permit us to incur additional debt. If new debt is added to our current debt levels, the risks we now face could intensify.

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

We may need additional capital, which may not be available on favorable terms, to continue investing in our business and to finance acquisitions and other strategic transactions.

We may need to raise significant additional capital in the future, which may not be available on favorable terms to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions. Adverse changes in the credit markets including, but not limited to, rising interest rates, could increase our borrowing costs and/or make it more difficult for us to obtain financing for our operations or for us to refinance existing indebtedness on favorable terms. Continued rising interest rates could increase our cost of capital and require us to devote a higher percentage of our cash flow to interest payments, which could have a material adverse effect on our financial results.

In addition, economic weakness or weak results of operations may limit our ability to, among other things, generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt. We may be unable to generate cash flows from operating activities sufficient to pay the principal, premium, if any, and interest on our debt and other obligations. If we are unable to service our debt and other obligations from cash flows from operating activities, we may need to refinance or restructure all or a portion of such obligations prior to maturity. Any refinancing or restructuring could have a material adverse effect on our business, results of operations and/or financial condition. In addition, we cannot guarantee that any refinancing or restructuring would sufficiently meet any debt or other obligations then due. Furthermore, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on, among other factors, our performance as measured by their credit metrics. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. A severe disruption in the global financial markets could impact some of the financial institutions with which we do business, and such instability could also affect our access to financing. As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman.

Charles W. Ergen, our and DISH Network’s Chairman, beneficially owns approximately 51.8% of DISH Network’s total equity securities (assuming conversion of all Class B common stock into Class A common stock) and controls approximately 90.4% of the total voting power. Through his voting power, Mr. Ergen has the ability to elect a majority of DISH Network’s directors and to control all other matters requiring the approval of DISH Network’s stockholders. As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require DISH Network to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for selection by DISH Network’s Board of Directors, either by a majority of the independent directors or a nominating committee composed solely of independent directors. Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

Legal and Regulatory Risks

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our business as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could have an adverse effect on our results of operations. Even if we believe any such challenges or claims are without merit, they can be time consuming and costly to defend and divert management’s attention and resources away from our business. Moreover, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and if we are unable to obtain or continue to obtain licenses from these third parties on reasonable terms or at all, our business, financial condition and results of operations could be adversely affected.

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

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. See “Item 1. Business – Patents and Other Intellectual Property” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2022 for further information.

We may not be aware of all intellectual property rights that our services or the products used in connection with our services may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office either publishes the application or issues a patent (whichever arises first). Therefore, it is difficult to evaluate the extent to which our services or the products used in connection with our services may infringe claims contained in pending patent applications. Furthermore, it is sometimes not possible to determine definitively whether a claim of infringement is valid.

Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

If the FCC were to cancel, revoke, suspend, restrict, significantly condition, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses that we may file from time to time, it could have a material adverse effect on our business, financial condition and results of operations. As an example, a loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of DISH TV services available to our DISH TV subscribers. The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum. In addition, Congress and other Administrative and Regulatory agencies often consider and enact legislation that affects us and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing. We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

If our internal controls are not effective, our business, DISH Network’s stock price and investor confidence in our financial results may be adversely affected.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2022. We depend on our third-party vendors’ internal controls and rely on these controls when evaluating the effectiveness of our internal controls. If in the future we are unable to report that our internal control over financial reporting is effective, investors, subscribers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and DISH Network’s stock price may suffer.

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

In addition to the principal properties listed above, we operate numerous facilities for, among other things, our in-home service operations, customer call centers and digital broadcast operations centers strategically located in regions throughout the United States. Furthermore, we own or lease capacity on ten satellites, which are a major component of our DISH TV services. See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Item 3. LEGAL PROCEEDINGS

See Note 12 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. As of March 10, 2023, all 1,015 issued and outstanding shares of our common stock were held by DOC. There is currently no established trading market for our common stock.

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

Our Pay-TV business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We offer Pay-TV services under the DISH® brand and the SLING® brand. We promote our Pay-TV services by providing our subscribers with a better “price-to-value” relationship and experience than those available from other subscription television service providers. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

Recent Developments

Cyber-Security Incident

On February 23, 2023, our parent, DISH Network, announced on its earnings call that it had experienced a network outage that affected internal servers and IT telephony. We immediately activated our incident response and business continuity plans designed to contain, assess and remediate the situation. The services of cyber-security experts and outside advisors were retained to assist in the evaluation of the situation. We have determined that the outage was due to a cyber-security incident and notified appropriate law enforcement authorities.

On February 27, 2023, we became aware that certain data was extracted from our IT systems as part of this incident. It is possible the investigation will reveal that the extracted data includes personal information.  The measures described above are continuing while we, with the assistance of third-party experts and advisors, investigate the extent of the cyber-security incident.

The forensic investigation and assessment of the impact of this incident is ongoing. DISH TV and SLING TV remain operational; however our internal communications, customer call centers and internet sites have been affected. We are actively engaged in restoring the affected systems and are making steady progress.

During the quarter ending March 31, 2023, we are incurring certain cyber-security-related expenses, including costs to remediate the incident and provide additional customer support, and expect to incur additional expense in future periods resulting from the cyber-security incident. The cyber-security incident may also affect certain operating metrics, including, but not limited to, our subscriber activation and churn and may adversely affect our financial condition, results of operations and cash flows. Although the extent of any such adverse impact has not been determined, it may be material.

Economic Environment

During 2022, we experienced significant inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results as compared to the same period in 2021.

COVID-19 Update

The COVID-19 pandemic created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations, including our supply chain, and could materially and adversely affect our business, financial condition and results of operations.  In addition, any resurgence in COVID-19 could adversely affect our business, financial condition and results of operations.

Pay-TV

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of December 31, 2022, we had 9.750 million Pay-TV subscribers in the United States, including 7.416 million DISH TV subscribers and 2.334 million SLING TV subscribers. We promote our Pay-TV services by providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, and SLING Latino video programming services.

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

Many of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers, including, but not limited to, bundled offers combining broadband, video and/or wireless services and other promotional offers. Certain competitors have been able to subsidize the price of video services with the price of broadband and/or wireless services.

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are increasing their Internet-based video offerings. We also face competition from providers of video content, many of which are providers of our programming content, that distribute content over the Internet including services with live linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to, Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, HBO Max, STARZ, Peacock, Fubo, Philo and Tubi.

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

Increases in programming costs have caused us to increase the rates that we charge to our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our services or cause potential new Pay-TV subscribers to choose not to subscribe to our services. Additionally, even if our subscribers do not disconnect our services, they may purchase through new and existing online content providers a certain portion of the services that they would have historically purchased from us.

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts. Our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. On October 6, 2021, Tegna Inc. (“Tegna”) removed its channels from our DISH TV programming lineup in 53 markets. On February 4, 2022, we and Tegna signed a new long-term programming carriage contract which restored these channels to our DISH TV programming lineup. Although subscriber demand for local network stations has decreased in recent years as a result of, among other things, programming being available to subscribers through alternative methods, including, but not limited to, over the air antennas, there can be no assurance that the removal of these or other channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. In addition, the Walt Disney Company (“Disney”) removed its channels, including locals in eight markets, from our DISH TV and SLING TV programming lineup, from October 1, 2022 to October 3, 2022, after we were unable to reach a contract extension agreement prior to the expiration of the programming carriage contract.  The channels were restored when we reached a tentative contract extension agreement with Disney and subsequently, we and Disney signed a new long-term programming carriage contract.

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

Other Developments

Adaptive Bitrate Streaming Patents

Through our subsidiaries, we hold dozens of issued United States and foreign patents that relate to Adaptive Bitrate Streaming.  On September 9, 2022, the chief administrative law judge at the United States International Trade Commission (“ITC”) issued an Initial Determination holding that the video streaming in certain Peloton, NordicTrack and Mirror exercise equipment infringes four of those patents, and recommended that the ITC prevent the importation, distribution and sales of the infringing products.  On March 8, 2023, the ITC issued its Final Determination, which upheld the Initial Determination in all material respects; determined that the appropriate form of relief is a Limited Exclusion Order; and also determined to issue Cease and Desist Orders against iFit (NordicTrack) and Peloton. On February 9, 2023, we entered into a confidential license agreement covering Mirror exercise equipment that resolves our litigation involving those products.

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

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time. The first factor is our churn rate and how successful we are at retaining our current subscribers. To the extent we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced. The second factor is how successful we are at maintaining our service margins. To the extent our “Cost of services” grow faster than our “Service revenue,” the amount of cash flow that is generated per existing subscriber is reduced. Our Pay-TV service margins have been reduced by, among other things, higher programming costs. The third factor is the rate at which we acquire new subscribers. The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers. Conversely, the slower we acquire subscribers, the more our operating cash flow is enhanced in that period.

Finally, our future cash flow is impacted by, among other things, the rate at which we make general investments, incur litigation expense, and any cash flow from financing activities. In addition, declines in our Pay-TV subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines will not continue.

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

During the year ended December 31, 2022, we repurchased approximately $57 million of our 5% Senior Notes due 2023 in open market trades. The remaining balance of approximately $1.443 billion matured and was redeemed on March 15, 2023.

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

Covenants and Restrictions Related to our Senior Notes

We are subject to the covenants and restrictions set forth in the indentures related to our long-term debt. In particular, the indentures related to our outstanding senior notes and senior secured notes contain restrictive covenants that, among other things, impose limitations on our ability to: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets. Should we fail to comply with these covenants, all or a portion of the debt under the senior notes, senior secured notes and our other long-term debt could become immediately payable. The senior notes and senior secured notes also provide that the debt may be required to be prepaid if certain change-in-control events occur. As of the date of filing of this Annual Report on Form 10-K, we were in compliance with the covenants and restrictions related to our respective long-term debt.

Notes Receivable - DISH Network

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network. As of December 31, 2022, the total Intercompany Loan amount outstanding plus interest paid in kind was $7.160 billion, not including accrued interest receivable of $37 million.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2022	2021	Amount	%

	(In thousands)
Revenue:
Service revenue	$12,273,150	$12,649,285	$(376,135)	(3.0)
Equipment sales and other revenue	105,058	112,578	(7,520)	(6.7)
Total revenue	12,378,208	12,761,863	(383,655)	(3.0)

Costs and Expenses:
Cost of services	7,527,563	7,852,934	(325,371)	(4.1)
% of Service revenue	61.3%	62.1%
Cost of sales - equipment and other	79,905	87,578	(7,673)	(8.8)
Selling, general and administrative expenses	1,593,723	1,442,897	150,826	10.5
% of Total revenue	12.9%	11.3%
Depreciation and amortization	354,361	439,004	(84,643)	(19.3)
Total costs and expenses	9,555,552	9,822,413	(266,861)	(2.7)

Operating income (loss)	2,822,656	2,939,450	(116,794)	(4.0)

Other Income (Expense):
Interest income	440,412	36,458	403,954	*
Interest expense	(871,530)	(683,803)	(187,727)	(27.5)
Other, net	4,466	(820)	5,286	*
Total other income (expense)	(426,652)	(648,165)	221,513	34.2

Income (loss) before income taxes	2,396,004	2,291,285	104,719	4.6
Income tax (provision) benefit, net	(585,259)	(554,413)	(30,846)	(5.6)
Effective tax rate	24.4%	24.2%
Net income (loss)	$1,810,745	$1,736,872	73,873	4.3

Other Data:
Pay-TV subscribers, as of period end (in millions)	9.750	10.707	(0.957)	(8.9)
DISH TV subscribers, as of period end (in millions)	7.416	8.221	(0.805)	(9.8)
SLING TV subscribers, as of period end (in millions)	2.334	2.486	(0.152)	(6.1)
Pay-TV subscriber additions (losses), net (in millions)	(0.957)	(0.583)	(0.374)	(64.2)
DISH TV subscriber additions (losses), net (in millions)	(0.805)	(0.595)	(0.210)	(35.3)
SLING TV subscriber additions (losses), net (in millions)	(0.152)	0.012	(0.164)	*
Pay-TV ARPU	$101.20	$95.94	$5.26	5.5
DISH TV subscriber additions, gross (in millions)	0.634	0.835	(0.201)	(24.1)
DISH TV churn rate	1.54%	1.40%	0.14%	10.0
DISH TV SAC	$1,044	$823	$221	26.9
Purchases of property and equipment	$122,477	$156,860	$(34,383)	(21.9)
EBITDA	$3,181,483	$3,377,634	$(196,151)	(5.8)
OIBDA	$3,177,017	$3,378,454	$(201,437)	(6.0)

*  Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 805,000 net DISH TV subscribers during the year ended December 31, 2022 compared to the loss of approximately 595,000 net DISH TV subscribers during the same period in 2021. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We lost approximately 152,000 net SLING TV subscribers during the year ended December 31, 2022 compared to the addition of approximately 12,000 net SLING TV subscribers during the same period in 2021. The decrease in net SLING TV subscribers was primarily related to higher subscriber disconnects in 2022 following seasonal sports activity and lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers.

DISH TV subscribers, gross. During the year ended December 31, 2022, we activated approximately 634,000 gross new DISH TV subscribers compared to approximately 835,000 gross new DISH TV subscribers during the same period in 2021, a decrease of 24.1%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and channel removals, including Tegna, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the year ended December 31, 2022 was 1.54% compared to 1.40% for the same period in 2021. Our DISH TV churn rate for the year ended December 31, 2022 was negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, including Tegna. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, our DISH TV churn rate was positively impacted by COVID-19 beginning in the second quarter of 2020, including, among other things, the recommendations and/or mandates from federal, state, and/or local authorities that customers refrain from non-essential movements outside of their homes and the resulting increased consumption of our Pay-TV services. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

Our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. On October 6, 2021, Tegna removed its channels from our DISH TV programming lineup in 53 markets. On February 4, 2022, we and Tegna signed a new programming carriage contract which restored these channels to our DISH TV programming lineup. Although subscriber demand for local network stations has decreased in recent years as a result of, among other things, programming being available to subscribers through alternative methods, including over the air antennas, there can be no assurance that the removal of these or other channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business. In addition, Disney removed its channels, including locals in eight markets, from our DISH TV and SLING TV programming lineup, from October 1, 2022 to October 3, 2022, after we were unable to reach a contract extension agreement prior to the expiration of the programming carriage contract.  The channels were restored when we reached a tentative contract extension agreement with Disney and subsequently, we and Disney signed a new long-term programming carriage contract.

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

Service revenue. “Service revenue” totaled $12.273 billion for the year ended December 31, 2022, a decrease of $376 million or 3.0% compared to the same period in 2021. The decrease in “Service revenue” compared to the same period in 2021 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $101.20 during the year ended December 31, 2022 versus $95.94 during the same period in 2021. The $5.26 or 5.5% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV programming package price increases were effective in the first and fourth quarters of 2021 and the fourth quarter of 2022, and the SLING TV programming package price increases were effective during 2021 and the fourth quarter of 2022.

Cost of services. “Cost of services” totaled $7.528 billion during the year ended December 31, 2022, a decrease of $325 million or 4.1% compared to the same period in 2021. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the year ended December 31, 2022 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber increased during the year ended December 31, 2022 due to, among other things, higher labor and in-home service costs, and higher credit losses. “Cost of services” represented 61.3% and 62.1% of “Service revenue” during the years ended December 31, 2022 and 2021, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.594 billion during the year ended December 31, 2022, a $151 million or 10.5% increase compared to the same period in 2021. This change was primarily driven by an increase in costs to support the business and an increase in subscriber acquisition costs resulting from higher marketing expenditures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $354 million during the year ended December 31, 2022, an $85 million or 19.3% decrease compared to the same period in 2021. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

DISH TV SAC. DISH TV SAC was $1,044 during the year ended December 31, 2022 compared to $823 during the same period in 2021, an increase of $221 or 26.9%. This change was primarily attributable to an increase in advertising costs per subscriber, higher installation costs due to an increase in labor and other installation costs.

During the years ended December 31, 2022 and 2021, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $55 million and $72 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Interest income. “Interest income” totaled $440 million during the year ended December 31, 2022, a $404 million increase compared to the same period in 2021. This change was primarily related to non-cash interest income associated with our Intercompany Loan to DISH Network.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $872 million during the year ended December 31, 2022, an increase of $188 million compared to the same period in 2021. This increase was primarily related to higher interest expense as a result of the issuance of our 5 1/8% Senior Notes due 2029 in second quarter 2021 and our Senior Secured Notes during the fourth quarter of 2021, partially offset by a reduction in interest expense resulting from the redemption of our 6 3/4% Senior Notes due 2021 during the second quarter of 2021 and our 5 7/8% Senior Notes due 2022 on July 15, 2022.

Income tax (provision) benefit, net. Our income tax provision was $585 million during the year ended December 31, 2022, an increase of $31 million compared to the same period in 2021. The increase in the provision was primarily related to an increase in “Income (loss) before income taxes.”

Non-GAAP Performance Measures and Reconciliation

It is management’s intent to provide non-GAAP financial information to enhance the understanding of our financial information in accordance with accounting principles generally accepted in the United States (“GAAP”), and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. We believe that providing these non-GAAP measures in addition to the GAAP measures allows management, investors and other users of our financial information to more fully and accurately assess both consolidated and segment performance. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be directly comparable to that of other companies.

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

	For the Years Ended December 31,
	2022	2021

	(In thousands)
Net income (loss)	$1,810,745	$1,736,872
Interest, net	431,118	647,345
Income tax provision (benefit), net	585,259	554,413
Depreciation and amortization	354,361	439,004
EBITDA	$3,181,483	$3,377,634

The changes in EBITDA during the year ended December 31, 2022, compared to the same period in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

	For the Years Ended December 31,
	2022	2021

	(In thousands)
Operating income (loss)	$2,822,656	$2,939,450
Depreciation and amortization	354,361	439,004
OIBDA	$3,177,017	$3,378,454

The changes in OIBDA during the year ended December 31, 2022, compared to the same period in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2022, our cash, cash equivalents and current marketable investment securities had a fair value of $905 million. Of that amount, a total of $905 million was invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations and expand our business.  Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our December 31, 2022 current non-strategic investment portfolio of $905 million, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2022 of 1.2%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2022 would result in a decrease of approximately $2 million in annual interest income.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2022, we had $54 million of restricted cash and marketable investment securities invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to commercial paper. Based on our December 31, 2022 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2022, we had long-term debt of $13.212 billion, excluding finance lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $10.987 billion using quoted market prices. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $400 million. To the extent interest rates increase, our future costs of financing would increase at the time of any future financings. As of December 31, 2022, all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives. As of December 31, 2022, we did not hold any derivative financial instruments.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Item 9B.OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2022. KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2022.

Our Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in our best interests.

Fees Paid to KPMG LLP for 2022 and 2021

The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the audit of DISH Network’s and our annual financial statements for the years ended December 31, 2022 and 2021, and fees billed for other services rendered by KPMG LLP to DISH Network and us during those periods. We have reported the fees billed for services rendered to both DISH Network and us because the services are not rendered or billed specifically for us but for the DISH Network consolidated group as a whole.

	For the Years Ended December 31,
	2022	2021
Audit Fees (1)	$4,300,000	$4,029,199
Audit-Related Fees	945,000	—
Tax Compliance Fees	413,195	521,656
All Other Fees (2)	133,161	370,401
Total Fees	$5,791,356	$4,921,256

(1)	Consists of fees paid by DISH Network and us for the audit of DISH Network’s and our consolidated financial statements included in DISH Network’s and our Annual Reports on Form 10-K, review of DISH Network’s and our unaudited financial statements included in DISH Network’s and our Quarterly Reports on Form 10-Q and fees in connection with the audit of DISH Network’s internal control over financial reporting.
(2)	Consists of fees for services related to review of contract compliance.

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

The request may be made with respect to either specific services or a type of service for predictable or recurring services. 100% of the fees paid to KPMG LLP for services rendered in 2022 and 2021 were pre-approved by the Audit Committee of DISH Network.

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

4.2*

Indenture, relating to the 5 7/8% Senior Notes due 2024, dated as of November 20, 2014, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed November 21, 2014).

4.3*

Indenture, relating to the 7 3/4% Senior Notes due 2026, dated as of June 13, 2016, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed June 13, 2016).

4.4*

Indenture, relating to the 7 3/8% Senior Notes due 2028, dated as of July 1, 2020, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed July 1, 2020).

4.5*

Indenture, relating to the 5 1/8% Senior Notes due 2029, dated as of May 24, 2021, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed May 24, 2021).

4.6*

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

4.7*

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

4.9*	Supplemental Indenture relating to the 5% Senior Notes due 2023 (incorporated by reference from Exhibit 4.14 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.10*	Supplemental Indenture relating to the 5 7/8% Senior Notes due 2024 (incorporated by reference from Exhibit 4.15 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.11*	Supplemental Indenture relating to the 7 3/4% Senior Notes due 2026 (incorporated by reference from Exhibit 4.16 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

10.1*	2002 Class B CEO Stock Option Plan (incorporated by reference from Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002). **

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

101 ◻

The following materials from the Annual Report on Form 10-K of DISH DBS Corporation for the year ended December 31, 2022, filed on March 16, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholder’s Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

Date: March 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Erik Carlson	President and Chief Executive Officer	March 16, 2023
W. Erik Carlson	(Principal Executive Officer)

/s/ Paul W. Orban	Executive Vice President and Chief Financial Officer	March 16, 2023
Paul W. Orban	(Principal Financial Officer)

/s/ James S. Allen	Senior Vice President and Chief Accounting Officer	March 16, 2023
James S. Allen	(Principal Accounting Officer)

/s/ Charles W. Ergen	Chairman	March 16, 2023
Charles W. Ergen

/s/ James DeFranco	Director	March 16, 2023
James DeFranco

/s/ Timothy A. Messner	Director	March 16, 2023
Timothy A. Messner

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors

DISH DBS Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DISH DBS Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Sufficiency of audit evidence over revenue

As discussed in Note 14 to the consolidated financial statements, the Company had $12.4 billion in revenue for the year ended December 31, 2022. The Company’s revenue includes multiple revenue streams and certain aspects of the Company’s processes and information technology (IT) systems differ among the revenue streams.

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

Denver, Colorado

March 16, 2023

DISH DBS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$621,975	$1,373,591
Marketable investment securities	282,733	1,670,739
Trade accounts receivable, net of allowance for credit losses of $40,642 and $32,861, respectively	660,808	601,553
Inventory	307,411	292,099
Other current assets	176,935	270,417
Total current assets	2,049,862	4,208,399

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	53,525	55,027
Property and equipment, net	990,886	1,233,180
FCC authorizations	611,794	611,794
Other investment securities	93,806	99,606
Operating lease assets	130,454	220,089
Note receivable - DISH Network (Note 17)	7,160,116	5,250,000
Interest receivable - DISH Network (Note 17)	36,912	31,840
Other noncurrent assets, net	116,026	152,747
Total noncurrent assets	9,193,519	7,654,283
Total assets	$11,243,381	$11,862,682

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$385,899	$522,523
Deferred revenue and other	555,151	602,521
Accrued programming	1,298,777	1,376,770
Accrued interest	180,823	239,571
Other accrued expenses	644,574	588,201
Current portion of long-term debt and finance lease obligations (Note 8)	1,484,101	2,042,641
Total current liabilities	4,549,325	5,372,227

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 8)	11,761,407	13,294,988
Deferred tax liabilities	352,748	469,418
Operating lease liabilities	75,142	83,725
Long-term deferred revenue and other long-term liabilities	209,288	197,147
Total long-term obligations, net of current portion	12,398,585	14,045,278
Total liabilities	16,947,910	19,417,505

Commitments and Contingencies (Note 12)

Stockholder’s Equity (Deficit):
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,532,906	1,492,174
Accumulated other comprehensive income (loss)	(2,445)	(1,262)
Accumulated earnings (deficit)	(7,234,990)	(9,045,735)
Total stockholder’s equity (deficit)	(5,704,529)	(7,554,823)
Total liabilities and stockholder’s equity (deficit)	$11,243,381	$11,862,682

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Revenue:
Service revenue	$12,273,150	$12,649,285	$12,576,470
Equipment sales and other revenue	105,058	112,578	151,159
Total revenue	12,378,208	12,761,863	12,727,629

Costs and Expenses (exclusive of depreciation):
Cost of services	7,527,563	7,852,934	7,916,036
Cost of sales - equipment and other	79,905	87,578	104,470
Selling, general and administrative expenses	1,593,723	1,442,897	1,440,553
Depreciation and amortization	354,361	439,004	504,638
Total costs and expenses	9,555,552	9,822,413	9,965,697

Operating income (loss)	2,822,656	2,939,450	2,761,932

Other Income (Expense):
Interest income	440,412	36,458	3,548
Interest expense, net of amounts capitalized	(871,530)	(683,803)	(682,506)
Other, net	4,466	(820)	1,686
Total other income (expense)	(426,652)	(648,165)	(677,272)

Income (loss) before income taxes	2,396,004	2,291,285	2,084,660
Income tax (provision) benefit, net	(585,259)	(554,413)	(500,358)
Net income (loss)	$1,810,745	$1,736,872	$1,584,302

Comprehensive Income (Loss):
Net income (loss)	$1,810,745	$1,736,872	$1,584,302
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,245)	(402)	(401)
Unrealized holding gains (losses) on available-for-sale debt securities	107	(122)	2
Deferred income tax (expense) benefit, net	(45)	67	43
Total other comprehensive income (loss), net of tax	(1,183)	(457)	(356)
Comprehensive income (loss)	$1,809,562	$1,736,415	$1,583,946

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2019	$—	$1,432,736	$(449)	$(12,366,909)	$(10,934,622)
Non-cash, stock-based compensation	—	30,671	—	—	30,671
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	2	—	2
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	43	—	43
Foreign currency translation	—	—	(401)	—	(401)
Net income (loss)	—	—	—	1,584,302	1,584,302
Balance, December 31, 2020	$—	$1,463,407	$(805)	$(10,782,607)	$(9,320,005)
Non-cash, stock-based compensation	—	11,830	—	—	11,830
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(122)	—	(122)
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	67	—	67
Sale of assets to DISH Network, net of deferred taxes of $2,292	—	16,937	—	—	16,937
Foreign currency translation	—	—	(402)	—	(402)
Net income (loss)	—	—	—	1,736,872	1,736,872
Balance, December 31, 2021	$—	$1,492,174	$(1,262)	$(9,045,735)	$(7,554,823)
Non-cash, stock-based compensation	—	40,732	—	—	40,732
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	107	—	107
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(45)	—	(45)
Foreign currency translation	—	—	(1,245)	—	(1,245)
Net income (loss)	—	—	—	1,810,745	1,810,745
Balance, December 31, 2022	$—	$1,532,906	$(2,445)	$(7,234,990)	$(5,704,529)

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$1,810,745	$1,736,872	$1,584,302
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	354,361	439,004	504,638
Realized and unrealized losses (gains) on investments and other	922	3,587	—
Non-cash, stock-based compensation	40,732	11,830	30,671
Deferred tax expense (benefit)	(116,715)	(41,304)	13,114
Changes in allowance for credit losses	7,781	(10,372)	23,953
Other, net	63,194	51,842	4,709
Non-cash interest income - DISH Network	(415,188)	—	—
Changes in current assets and current liabilities:
Trade accounts receivable	(67,036)	24,037	(81,649)
Inventory	(11,143)	(38,405)	32,916
Other current assets	93,482	2,538	(108,188)
Trade accounts payable	(145,552)	206,862	49,244
Deferred revenue and other	(47,370)	(64,705)	(6,853)
Accrued programming and other accrued expenses	(840)	28,276	(167,399)
Net cash flows from operating activities	1,567,373	2,350,062	1,879,458

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	1,388,113	(1,538,268)	(132,591)
Purchases of property and equipment	(122,477)	(156,860)	(298,566)
Proceeds from sale of assets to DISH Network, net of tax	—	60,369	—
Notes receivable - DISH Network	(1,500,000)	(5,250,000)	—
Other, net	5,313	8,572	8,851
Net cash flows from investing activities	(229,051)	(6,876,187)	(422,306)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(33,713)	(54,162)	(54,438)
Redemption and repurchases of senior notes	(2,056,821)	(2,000,000)	(1,100,000)
Proceeds from issuance of senior notes	—	6,750,000	1,000,000
Debt issuance costs	—	(34,459)	(1,670)
Advances to/from affiliates	—	—	(82,415)
Other, net	(906)	(3,368)	—
Net cash flows from financing activities	(2,091,440)	4,658,011	(238,523)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(753,118)	131,886	1,218,629
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	1,428,618	1,296,732	78,103
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$675,500	$1,428,618	$1,296,732

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of December 31, 2022, we had 9.750 million Pay-TV subscribers in the United States, including 7.416 million DISH TV subscribers and 2.334 million SLING TV subscribers.

2.Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include all balances and results of operations of DISH DBS and our consolidated subsidiaries. We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary. Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interests. See below for further information. Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments and recorded at fair value with changes recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience and other reasonable assumptions in accounting for, among other things, allowances for credit losses, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under DISH Network’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, nonrefundable upfront fees, independent third-party retailer incentives, programming expenses and subscriber lives. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents as of December 31, 2022 and 2021 may consist of money market funds, government bonds, corporate notes and commercial paper. The cost of these investments approximates their fair value.

Marketable Investment Securities

All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

All debt securities are classified as available-for-sale and are recorded at fair value. We report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Stockholder’s Equity (Deficit),” net of related deferred income tax on our Consolidated Balance Sheets. The changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In determining the allowance for credit losses, management groups similar types of financial assets with consistent risk characteristics. Pools identified by management include, but are not limited to residential customers, commercial customers and advertising services. The risk characteristics of the financial asset portfolios are monitored by management and reviewed periodically. The forecasts for future economic conditions are based on several factors including, but not limited to, changes in the unemployment rate, external economic forecasts and current collection rates. Our estimates of the allowance for credit losses may not be indicative of our actual credit losses requiring additional charges to be incurred to reflect the actual amount collected.

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

DBS Satellites

We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2022 and 2021. We will continue to monitor the DBS satellite fleet for indicators of impairment.

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

DBS Licenses

We combine all of our indefinite-lived DBS licenses that we currently utilize or plan to utilize in the future into a single unit of accounting. For 2022, 2021 and 2020, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS licenses exceeds the carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount. As such, no further analysis was required.

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed as of the acquisition date.

In conducting our annual impairment test for 2022, 2021 and 2020, we performed a qualitative assessment, which considered several factors, including, among others, macroeconomic conditions, industry and market conditions, and relevant company specific events and perception of the market.  In contemplating all factors in their totality, we determined that the fair value was in excess of the carrying amount.

Business Combinations

When we acquire a business, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach. The accounting standard for business combinations requires identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at acquisition-date fair values. Transaction costs related to the acquisition of the business are expensed as incurred. Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate. Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite. Amortization of these intangible assets in general are recognized on a straight-line basis over an average finite useful life primarily ranging from approximately 13 to 20 years or in relation to the estimated discounted cash flows over the life of the intangible asset.

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

As of December 31, 2022 and 2021, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 4 for the fair value of our marketable investment securities.

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

Deferred Debt Issuance Costs and Debt Discounts

Costs of issuing debt, including premiums and discounts relative to par value, are generally deferred and amortized to interest expense using the effective interest rate method over the terms of the respective notes. Any debt discount is deferred and amortized to interest expense using the effective interest rate method over the terms of the respective notes. See Note 8 for further information.

Revenue Recognition

Our revenue is primarily derived from Pay-TV subscriber revenue. We also generate revenue from equipment rental fees and other hardware related fees, including DVRs and fees from subscribers with multiple receivers; advertising services; fees earned from our in-home service operations; warranty services; sales of digital receivers and related equipment to third-party pay-TV providers; satellite uplink and telemetry, tracking and control (“TT&C”) services; and revenue from in-home services. See Note 14 for further information, including revenue disaggregated by major source.

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

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life.  During the years ended December 31, 2022, 2021 and 2020, we capitalized $87 million, $117 million and $162 million, respectively, under these programs.  The amortization expense related to these programs was $155 million, $158 million and $123 million for the years ended December 31, 2022, 2021 and 2020, respectively.  As of December 31, 2022 and 2021, we had a total of $230 million and $298 million, respectively, capitalized on our Consolidated Balance Sheets.  These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Leases

We enter into non-cancelable operating and finance leases for, among other things, satellites, office space, warehouses and distribution centers, vehicles and other equipment. Our leases have remaining lease terms from one to nine years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $480 million, $431 million and $432 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Research and Development

Research and development costs are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $45 million, $29 million and $24 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Cash paid for interest	$899,382	$636,934	$632,506
Cash received for interest	20,967	4,263	3,548
Cash paid for income taxes	31,896	38,411	22,968
Cash paid for income taxes to DISH Network	489,819	562,268	473,793
Vendor financing	—	164	—

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

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of December 31,
	2022	2021

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$282,733	$1,670,739

Restricted cash and cash equivalents (1)	53,525	55,027

Other investment securities:
Other investment securities	93,806	99,606

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$430,064	$1,825,372

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Consolidated Balance Sheets.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Marketable Investment Securities

Our marketable investment securities portfolio may consist of debt and equity instruments. All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). All debt securities are classified as available-for-sale and are recorded at fair value. We report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Stockholder’s Equity (Deficit),” net of related deferred income tax on our Consolidated Balance Sheets. The corresponding changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2022 and 2021, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2022				2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$650,523	$99,437	$551,086	$—	$1,404,505	$60,085	$1,344,420	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$7,727	$7,727	$—	$—	$—	$—	$—	$—
Commercial paper	227,787	—	227,787	—	1,413,134	—	1,413,134	—
Corporate securities	46,764	—	46,764	—	254,631	—	254,631	—
Other	455	—	455	—	2,974	—	2,974	—
Total	$282,733	$7,727	$275,006	$—	$1,670,739	$—	$1,670,739	$—

As of December 31, 2022, restricted and non-restricted marketable investment securities included debt securities of $283 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other, net:	2022	2021	2020

	(In thousands)
Costs related to early redemption of debt	$(922)	$(3,587)	$—
Equity in earnings (losses) of affiliates	4,112	2,520	653
Other	1,276	247	1,033
Total	$4,466	$(820)	$1,686

5.Inventory

Inventory consisted of the following:

	As of December 31,
	2022	2021

	(In thousands)
Finished goods	$252,939	$246,723
Work-in-process and service repairs	19,351	19,074
Raw materials	35,121	26,302
Total inventory	$307,411	$292,099

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2022	2021

		(In thousands)
Equipment leased to customers	2-5	$1,309,737	$1,518,880
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements	15	174,685	398,107
Furniture, fixtures, equipment and other	2-20	1,054,619	1,047,966
Software	3-5	859,911	834,644
Buildings and improvements	5-40	295,375	292,840
Land	-	12,505	12,505
Construction in progress	-	35,326	37,339
Total property and equipment		4,431,071	4,831,194
Accumulated depreciation		(3,440,185)	(3,598,014)
Property and equipment, net		$990,886	$1,233,180

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Equipment leased to customers	$191,712	$244,735	$290,006
Satellites	84,016	95,187	95,187
Buildings, furniture, fixtures, equipment and other	78,633	99,082	119,445
Total depreciation and amortization	$354,361	$439,004	$504,638

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Satellites

We currently utilize ten satellites in geostationary orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on five satellites that we lease from DISH Network and, one satellite that we lease from EchoStar, which are accounted for as operating leases, except for Nimiq 5 which is accounted for as a financing lease and is depreciated over its economic life. We also lease two satellites from third parties: the Ciel II satellite, which is accounted for as an operating lease and the Anik F3 satellite, which was accounted for as a finance lease until April 2022 and was fully depreciated. During April 2022, we extended the Anik F3 lease and as a result it is currently accounted for as an operating lease.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2022, our pay-TV satellite fleet consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A

Leased from EchoStar:
EchoStar IX	August 2003	121	December 2022

Leased from DISH Network (1):
EchoStar X	February 2006	110	February 2024
EchoStar XI	July 2008	110	September 2023
EchoStar XIV	March 2010	119	February 2024
EchoStar XVI	November 2012	61.5	January 2024
Nimiq 5	September 2009	72.7	September 2023

Leased from Other Third Party:
Anik F3 (2)	April 2007	118.7	April 2025
Ciel II	December 2008	129	July 2023

(1)	See Note 17 for further information on our Related Party Transactions with DISH Network.
(2)	During April 2022, we extended the Anik F3 satellite lease for an additional two years with an option to renew for one additional year to April 2025.

EchoStar XXIII, which is owned by DISH Network, commenced commercial operations at the 110 degree orbital location on February 15, 2023. At that time, we began leasing EchoStar XXIII from DISH Network replacing EchoStar XI, which became an in-orbit spare.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets

As of December 31, 2022 and 2021, our identifiable intangibles subject to amortization consisted of the following:

	As of December 31,
	2022		2021
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization

	(In thousands)
Technology-based	$58,162	$(55,079)	$58,162	$(54,535)
Trademarks	18,251	(17,050)	18,251	(16,928)
Contract-based	4,500	(4,500)	4,500	(4,500)
Customer relationships	23,632	(23,632)	23,632	(23,632)
Total	$104,545	$(100,261)	$104,545	$(99,595)

These identifiable intangibles are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately 13 to 20 years. Amortization was $1 million, $1 million and $3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2022 is as follows (in thousands):

For the Years Ended December 31,
2023	$654
2024	654
2025	654
2026	654
2027	654
Thereafter	1,014
Total	$4,284

As of December 31, 2022 and 2021, we had goodwill of $6 million, which is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.

FCC Authorizations

As of December 31, 2022 and 2021, our FCC Authorizations consisted of the following:

	As of December 31,
	2022	2021

	(In thousands)
DBS Licenses	$611,794	$611,794
Total	$611,794	$611,794

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.Leases

We enter into non-cancelable operating and finance leases for, among other things, satellites, office space, warehouses and distribution centers, vehicles and other equipment. Our leases have remaining lease terms from one to nine years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

During the fourth quarter of 2021, our QuetzSat-1 operating lease expired. Through the first quarter of 2022, our Anik F3 satellite was accounted for as a finance lease. However, during April 2022, we extended our Anik F3 lease and as a result, it is currently accounted for as an operating lease. Nimiq 5 is accounted for as a finance lease. Substantially all of our remaining leases are accounted for as operating leases, including the remainder of our satellite fleet.

The components of lease expense were as follows:

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Operating lease cost (1)	$166,599	$217,635	$246,523

Short-term lease cost (1)(2)	74,514	33,456	11,409

Finance lease cost:
Amortization of right-of-use assets (3)	38,322	49,496	49,496
Interest on lease liabilities (3)	8,566	13,122	17,595
Total finance lease cost (3)	46,888	62,618	67,091
Total lease costs	$288,001	$313,709	$325,023

(1)	The decrease in operating lease cost primarily related to the QuetzSat-1 lease, which expired in November 2021. In addition, our EchoStar XI and EchoStar X satellites were reclassified to “Short-term lease costs.”
(2)	Leases that have terms of 12 months or less.
(3)	The decrease in finance lease cost is primarily related to the Anik F3 finance lease which was extended in April 2022 and as a result is currently accounted for as an operating lease.

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$138,318	$213,135	$247,413
Operating cash flows from finance leases	$6,733	$13,002	$17,595
Financing cash flows from finance leases	$31,030	$51,608	$49,231

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$74,317	$22,780	$37,899
Finance leases	$—	$—	$—

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2022	2021

	(In thousands)
Operating Leases:
Operating lease assets	$130,454	$220,089

Other current liabilities	$60,203	$139,492
Operating lease liabilities	75,142	83,725
Total operating lease liabilities	$135,345	$223,217

Finance Leases:
Property and equipment, gross	$175,704	$399,126
Accumulated depreciation	(115,469)	(300,569)
Property and equipment, net	$60,235	$98,557

Other current liabilities	$38,102	$39,957
Other long-term liabilities	31,104	69,207
Total finance lease liabilities	$69,206	$109,164

Weighted Average Remaining Lease Term:
Operating leases	3.7 years	3.0 years
Finance leases	1.8 years	2.6 years

Weighted Average Discount Rate:
Operating leases	7.2%	8.2%
Finance leases	10.0%	9.9%

Maturities of lease liabilities as of December 31, 2022 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2023	$66,536	$42,950	$109,486
2024	33,037	32,146	65,183
2025	18,509	—	18,509
2026	11,058	—	11,058
2027	6,814	—	6,814
Thereafter	23,408	—	23,408
Total lease payments	159,362	75,096	234,458
Less: Imputed interest	(24,017)	(5,890)	(29,907)
Total	135,345	69,206	204,551
Less: Current portion	(60,203)	(38,102)	(98,305)
Long-term portion of lease obligations	$75,142	$31,104	$106,246

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2022 and 2021:

	As of December 31,
	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5 7/8% Senior Notes due 2022 (1)	$—	$—	$2,000,000	$2,039,700
5% Senior Notes due 2023 (2)	1,443,179	1,441,635	1,500,000	1,541,670
5 7/8% Senior Notes due 2024	2,000,000	1,870,940	2,000,000	2,060,180
7 3/4% Senior Notes due 2026	2,000,000	1,620,280	2,000,000	2,122,700
5 1/4% Senior Secured Notes due 2026 (3)	2,750,000	2,336,813	2,750,000	2,792,900
7 3/8% Senior Notes due 2028	1,000,000	708,320	1,000,000	1,017,060
5 3/4% Senior Secured Notes due 2028 (3)	2,500,000	2,013,675	2,500,000	2,520,650
5 1/8% Senior Notes due 2029	1,500,000	976,755	1,500,000	1,365,645
Other notes payable	18,329	18,329	21,012	21,012
Subtotal	13,211,508	$10,986,747	15,271,012	$15,481,517
Unamortized deferred financing costs and debt discounts, net	(35,206)		(42,547)
Finance lease obligations (4)	69,206		109,164
Total long-term debt and finance lease obligations (including current portion)	$13,245,508		$15,337,629

(1)	As of July 15, 2022, we had repurchased or redeemed the principal balance of our 5 7/8% Senior Notes due 2022.
(2)	During the year ended December 31, 2022, we repurchased approximately $57 million of our 5% Senior Notes due 2023 in open market trades. The remaining balance of approximately $1.443 billion matured and was redeemed on March 15, 2023. Our 5 % Senior Notes due 2023 had been reclassified to “Current portion of long-term debt and finance lease obligations” on our Consolidated Balance Sheets as of December 31, 2022.
(3)	The net proceeds from the offering of our Senior Secured Notes (defined herein) were used to make an intercompany loan to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (together with potential future advances to DISH Network, the “Intercompany Loan”) between us and DISH Network in order to finance the purchase of wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. See Note 17 Related Party Transactions for further information.
(4)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Unsecured Senior Notes

Our Senior Notes are:

●	general unsecured senior obligations of DISH DBS;
●	ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and
●	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

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

The 5 1/4% Senior Secured Notes due 2026 are redeemable, in whole or in part, at any time prior to June 1, 2026 (the “2026 Par Call Date”) at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  At any time on or after the 2026 Par Call Date, we may redeem the 5 1/4% Senior Secured Notes due 2026, in whole at any time or in part from time to time, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. Prior to December 1, 2024, we may also redeem up to 35% of the 5 1/4% Senior Secured Notes due 2026 at a specified premium with the net cash proceeds from certain equity offerings or capital contributions. At any time and from time to time during the 36-month period following the issue date of the 5 1/4% Senior Secured Notes due 2026, we may redeem up to 10% of the aggregate principal amount during each 12-month period commencing with the issue date at a redemption price of 103% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

The 5 3/4% Senior Secured Notes due 2028 are redeemable, in whole or in part, at any time prior to December 1, 2027 (the “2028 Par Call Date”) at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  At any time on or after the 2028 Par Call Date, we may redeem the 5 3/4% Senior Secured Notes due 2028, in whole at any time or in part from time to time, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. Prior to December 1, 2024, we may also redeem up to 35% of the 5 3/4% Senior Secured Notes due 2028 at a specified premium with the net cash proceeds from certain equity offerings or capital contributions. At any time and from time to time during the 36-month period following the issue date of the 5 3/4% Senior Secured Notes due 2028, we may redeem up to 10% of the aggregate principal amount during each 12-month period commencing with the issue date at a redemption price of 103% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
5% Senior Notes due 2023 (1)	March 15 and September 15	$75,000
5 7/8% Senior Notes due 2024	May 15 and November 15	$117,500
7 3/4% Senior Notes due 2026	January 1 and July 1	$155,000
5 1/4% Senior Secured Notes due 2026	June 1 and December 1	$144,375
7 3/8% Senior Notes due 2028	January 1 and July 1	$73,750
5 3/4% Senior Secured Notes due 2028	June 1 and December 1	$143,750
5 1/8% Senior Notes due 2029	June 1 and December 1	$76,875

(1)	Our 5% Senior Notes due 2023 matured and were redeemed on March 15, 2023 and had been reclassified to “Current portion of long-term debt and finance lease obligations” on our Consolidated Balance Sheets as of December 31, 2022.

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Long-Term Debt and Finance Lease Obligations

Other long-term debt and finance lease obligations consisted of the following:

	As of December 31,
	2022	2021

	(In thousands)
Satellites and other finance lease obligations	$69,206	$109,164
Notes payable related to satellite vendor financing and other debt payable in installments through 2031 with interest rates ranging from approximately 4.0% to 6.0%	18,329	21,012
Total	87,535	130,176
Less: current portion	(40,922)	(42,641)
Other long-term debt and finance lease obligations, net of current portion	$46,613	$87,535

Finance Lease Obligations

Anik F3. Anik F3, an FSS satellite, was launched and commenced commercial operation in April 2007. This satellite is was previously accounted for as a finance lease and depreciated over the term of the satellite service agreement. We leased 100% of the Ku-band capacity on Anik F3 for an initial period of 15 years. During April 2022, we extended the Anik F3 lease and as a result it is currently accounted for as an operating lease.

Nimiq 5. On May 19, 2019, DISH Network entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the satellite service agreement for Nimiq 5 was transferred to DISH Network and we began leasing it from an indirect wholly-owned subsidiary of DISH Network. Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree west longitude orbital location during October 2009. This satellite is accounted for as a finance lease and depreciated over the term of the satellite service agreement which includes options to extend the lease that we are reasonably certain to exercise. We lease 100% of the capacity on Nimiq 5, and this lease expires in September 2023. See Note 17 for further information.

The summary of future maturities of our outstanding long-term debt as of December 31, 2022 is included in the commitments table in Note 12.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.Income Taxes and Accounting for Uncertainty in Income Taxes

Income Taxes

DISH DBS and its domestic subsidiaries join with DISH Network in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The federal and state income tax provisions or benefits recorded by DISH DBS are generally those that would have been recorded if DISH DBS and its domestic subsidiaries had filed returns as a consolidated group independent of DISH Network. Cash is due and paid to DISH Network based on amounts that would be payable based on DISH DBS consolidated or combined group filings. Amounts are receivable from DISH Network on a basis similar to when they would be receivable from the IRS or other state taxing authorities. The amounts paid to DISH Network during the years ended December 31, 2022, 2021 and 2020 were $490 million, $562 million and $474 million, respectively.

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

As of December 31, 2022, we had no net operating loss carryforwards (“NOLs”) for federal and state income tax purposes. In addition, there are $10 million of tax benefits related to credit carryforwards which are fully offset by a valuation allowance. Portions of the credit carryforwards will begin to expire in 2023.

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Current (benefit) provision:
Federal	$572,754	$486,736	$394,824
State	133,475	106,594	88,449
Foreign	(4,255)	2,387	3,971
Total current (benefit) provision	701,974	595,717	487,244

Deferred (benefit) provision:
Federal	(95,995)	(31,424)	14,327
State	(20,720)	(7,090)	(2,161)
Increase (decrease) in valuation allowance	—	(2,790)	948
Total deferred (benefit) provision	(116,715)	(41,304)	13,114
Total (benefit) provision	$585,259	$554,413	$500,358

Our $2.396 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included income of $14 million related to our foreign operations.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2022	2021	2020

	% of pre-tax income/(loss)
Statutory rate	21.0	21.0	21.0
State income taxes, net of federal benefit	3.5	3.5	3.6
Other, net	(0.1)	(0.3)	(0.6)
Total (benefit) provision for income taxes	24.4	24.2	24.0

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2022	2021

	(In thousands)
Deferred tax assets:
NOL, interest, credit and other carryforwards	$7,642	$7,679
Accrued and prepaid expenses	8,526	6,588
Stock-based compensation	19,374	11,545
Deferred revenue	7,344	7,703
Bases differences in partnerships and cost method investments	1,281	—
Total deferred tax assets	44,167	33,515
Valuation allowance	(7,679)	(7,679)
Deferred tax asset after valuation allowance	36,488	25,836

Deferred tax liabilities:
Depreciation	(235,498)	(316,002)
FCC authorizations and other intangible amortization	(153,738)	(176,640)
Bases difference in partnerships and other investments	—	(2,612)
Total deferred tax liabilities	(389,236)	(495,254)
Net deferred tax asset (liability)	$(352,748)	$(469,418)

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations. We are subject to United States federal, state and local income tax examinations by tax authorities for the years beginning in 2008 due to the carryover of previously incurred NOLs. We are currently under a federal income tax examination for years 2008 through 2011, 2013 through 2016, and 2018 through 2019.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2022	2021	2020

	(In thousands)
Balance as of beginning of period	$198,511	$188,141	$208,152
Additions based on tax positions related to the current year	3,444	303	233
Additions based on tax positions related to prior years	9,523	12,095	1,800
Reductions based on tax positions related to prior years	(7,100)	(1,400)	(20,337)
Reductions based on tax positions related to settlements with taxing authorities	—	—	(831)
Reductions based on tax positions related to the lapse of the statute of limitations	—	(628)	(876)
Balance as of end of period	$204,378	$198,511	$188,141

We have $159 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. We do not expect any material portion of this amount to be paid or settled within the next 12 months.

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the years ended December 31, 2022, 2021 and 2020, we recorded $8 million, $6 million and $2 million in net interest and penalty expense to earnings, respectively. Accrued interest and penalties were $49 million, $41 million and $35 million at December 31, 2022, 2021 and 2020, respectively. The above table excludes these amounts.

10.Employee Benefit Plans

Employee Stock Purchase Plan

Our employees may participate in the DISH Network employee stock purchase plan (the “ESPP”), in which DISH Network is authorized to issue up to 6.8 million shares of Class A common stock. At December 31, 2022, DISH Network had 0.7 million shares of Class A common stock which remain available for issuance under the ESPP. Substantially all full-time employees who have been employed by DISH Network for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase DISH Network’s capital stock under all of DISH Network’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of DISH Network’s Class A common stock on the last business day of each calendar quarter in which such shares of DISH Network’s Class A common stock are deemed sold to an employee under the ESPP. During the years ended December 31, 2022, 2021 and 2020, employee purchases of DISH Network’s Class A common stock through the ESPP totaled approximately 1.2 million, 0.6 million and 0.8 million shares, respectively.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2022	2021	2020

	(In thousands)
Matching contributions, net of forfeitures	$10,150	$7,525	$11,549
Discretionary stock contributions, net of forfeitures	$11,150	$24,347	$29,784

11.Stock-Based Compensation

Stock Incentive Plans

DISH Network maintains stock incentive plans to attract and retain officers, directors and key employees. Our employees participate in the DISH Network stock incentive plans. Stock awards under these plans include both performance and non-performance based stock incentives. Many of our employees work on projects associated with our business and projects associated with DISH Network’s Wireless business segment and other operations of DISH Network, such as broadband. Stock options, restricted stock units and non-cash stock-based compensation expense are included below only for employees who devote 50% or more of their time to our business. For each employee, a change in status in relation to the 50% threshold is reflected as a transfer to or from another DISH Network subsidiary that is not part of DISH DBS. See Note 17 Related Party Transactions with DISH Network for costs associated with services provided by our employees to DISH Network. As of December 31, 2022, there were outstanding under these plans stock options to acquire 11.1 million shares of DISH Network’s Class A common stock and 1.1 million restricted stock units and awards associated with our employees. Stock options granted on or prior to December 31, 2022 were granted with exercise prices equal to or greater than the market value of DISH Network Class A common stock at the date of grant and with a maximum term of approximately ten years. DISH Network accounts for forfeitures as they are incurred. While historically DISH Network has issued stock awards subject to vesting, typically at the rate of 20% per year, certain stock awards have been granted with immediate vesting and certain other stock awards vest only upon the achievement of certain DISH Network-specific subscriber, operational and/or financial goals. As of December 31, 2022, DISH Network had 52.6 million shares of its Class A common stock available for future grant under its stock incentive plans.

Exchange offer. On June 24, 2022, DISH Network commenced a tender offer to eligible employees (which excludes DISH Network’s co-founders and the independent members of DISH Network’s Board of Directors) to exchange eligible stock options (which excludes DISH Network’s Ergen 2020 Performance Award) for new options as detailed in its Schedule TO filed June 23, 2022 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on July 22, 2022. As a result of the Exchange Offer, the exercise price of approximately 9 million stock options associated with our employees, affecting approximately 500 eligible employees, was adjusted during the third quarter of 2022 to $20.00. The total incremental non-cash stock-based compensation expense associated with our employees resulting from the Exchange Offer is $17 million, which will be recognized over the remaining vesting period of the applicable options. During the year ended December 31, 2022, we recognized $6 million of incremental non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) as a result of the Exchange Offer.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Exercise prices for DISH Network stock options outstanding and exercisable associated with our employees as of December 31, 2022 were as follows:

			As of December 31, 2022
			Options Outstanding			Options Exercisable
			Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$10.01	-	$20.00	8,896,986	9.48	$19.90	2,160,717	9.46	$19.94
$20.01	-	$30.00	102,131	5.78	$26.36	69,617	5.21	$25.90
$30.01	-	$40.00	834,715	1.90	$36.05	204,406	3.76	$34.68
$40.01	-	$50.00	70,376	3.24	$47.16	20,200	1.41	$47.43
$50.01	-	$60.00	855,626	3.85	$57.79	—	—	$—
$60.01	-	$70.00	290,500	3.31	$63.96	1,000	—	$63.90
$10.01	-	$70.00	11,050,334	8.23	$25.45	2,455,940	8.80	$21.58

Stock Award Activity

DISH Network stock option activity associated with our employees was as follows:

	For the Years Ended December 31,
	2022		2021		2020
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	8,834,045	$42.15	10,183,615	$41.99	12,792,812	$41.52
Granted (2)	12,718,689	$23.48	956,500	$40.55	1,112,500	$31.21
Exercised	(16,600)	$27.72	(667,179)	$33.87	(109,195)	$28.53
Forfeited, cancelled and transferred (2)(3)	(10,485,800)	$37.13	(1,638,891)	$43.59	(3,612,502)	$37.41
Total options outstanding, end of period	11,050,334	$25.45	8,834,045	$42.15	10,183,615	$41.99
Performance-based options outstanding, end of period (4)	3,810,483	$34.77	3,021,629	$45.35	4,096,749	$44.44
Exercisable at end of period	2,455,940	$21.58	3,612,931	$41.64	3,760,431	$41.30

(1)	The beginning of period weighted-average exercise price for the year ended December 31, 2022 of $42.15 does not reflect the Exchange Offer, which occurred subsequent to December 31, 2021.
(2)	Includes approximately 9 million stock options granted and cancelled in connection with the Exchange Offer.
(3)	Certain of these stock options include options that were granted to individuals who transferred to and/or from another DISH Network subsidiary not a part of DISH DBS.
(4)	These stock options are included in the caption “Total options outstanding, end of period.” See discussion of the 2013 LTIP, 2017 LTIP, 2019 LTIP and Other Employee Performance Awards below.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Tax benefit from stock awards exercised	$206	$3,815	$3,361

Based on the closing market price of DISH Network Class A common stock on December 31, 2022, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of December 31, 2022
	Options	Options
	Outstanding	Exercisable

	(In thousands)
Aggregate intrinsic value	$11	$1

DISH Network restricted stock unit and award activity associated with our employees was as follows:

	For the Years Ended December 31,
	2022		2021		2020
	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units/awards outstanding, beginning of period	1,130,066	$35.26	1,550,245	$34.70	1,463,650	$50.82
Granted	120,187	$29.67	53,877	$42.40	1,470,505	$32.92
Vested (1)	(39,535)	$28.92	(7,035)	$60.76	(697,660)	$63.81
Forfeited, cancelled and transferred (2)	(130,360)	$31.41	(467,021)	$33.84	(686,250)	$35.14
Total restricted stock units/awards outstanding, end of period	1,080,358	$35.33	1,130,066	$35.26	1,550,245	$34.70
Restricted Performance Units/Awards outstanding, end of period (3)	944,800	$35.37	1,078,425	$34.91	1,543,750	$34.58

(1)	This change in 2020 resulted from certain Other Employee Performance Awards that vested during the third quarter of 2020.
(2)	Certain of these restricted stock units/awards include restricted stock units/awards that were granted to individuals who transferred to and/or from another DISH Network subsidiary not a part of DISH DBS.
(3)	These stock units/awards are included in the caption “Total restricted stock units/awards outstanding, end of period.” See discussion of the 2013 LTIP and Other Employee Performance Awards below.

Long-Term Performance-Based Plans

2013 LTIP. During 2013, DISH Network adopted a long-term, performance-based stock incentive plan (the “2013 LTIP”). The 2013 LTIP provides stock options and restricted stock units in combination, which vest based on certain DISH Network-specific subscriber and financial performance conditions. Exercise of the stock awards is contingent on achieving these performance conditions by September 30, 2022. This plan expired on January 1, 2023 which resulted in the cancellation of 550,000 stock options and 335,000 restricted stock units and awards.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2017 LTIP. On December 2, 2016, DISH Network adopted a long-term, performance-based stock incentive plan (the “2017 LTIP”). The 2017 LTIP provided stock options, which were subject to vesting based on certain DISH Network-specific subscriber and financial performance conditions. Awards were initially granted under the 2017 LTIP as of January 1, 2017. Exercise of the stock awards was contingent on achieving these performance conditions by December 31, 2020, however, none of the performance conditions were achieved. This plan will expire on January 1, 2027 which as of December 31, 2022, would result in the cancellation of 1,229,067 stock options.

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

During the years ended December 31, 2022, 2021 and 2020, DISH Network determined that 89%, 90% and 95%, respectively, of the 2019 LTIP performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the years ended December 31, 2022, 2021 and 2020, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2022 and 2021, approximately 75% and 69%, respectively, of the 2019 LTIP awards had vested.

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

During the year ended December 31, 2022, DISH Network determined that 100% of the 2022 Incentive Plan performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the year ended December 31, 2022 as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2022, approximately 33% of the 2022 Incentive Plan awards had vested.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Although no awards vest until the performance conditions are attained, DISH Network determined that certain performance conditions described above were probable of achievement and, as a result, we recorded non-cash, stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

The non-cash, stock-based compensation expense associated with these awards for our employees was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized (1)	2022	2021	2020

	(In thousands)
2022 Incentive Plan	$15,024	$—	$—
2019 LTIP	(131)	370	12,526
2013 LTIP	—	(10,550)	(741)
Other employee performance awards	3,711	7,827	4,370
Total non-cash, stock-based compensation expense recognized for performance-based awards	$18,604	$(2,353)	$16,155

(1)	“Non-Cash, Stock-Based Compensation Expense Recognized” includes actual forfeitures.

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2022 Incentive Plan	2019 LTIP	Other Employee Performance Awards

	(In thousands)
Expense estimated to be recognized during 2023	$6,346	$1,676	$2,068
Estimated contingent expense in or subsequent to 2023	4,653	5,365	—
Total estimated remaining expense over the term of the plan	$10,999	$7,041	$2,068

Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of certain DISH Network-specific subscriber, operational and/or financial performance conditions were not probable as of December 31, 2022, that assessment could change in the future.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Of the 11.1 million stock options and 1.1 million restricted stock units and awards outstanding under the DISH Network stock incentive plans associated with our employees as of December 31, 2022, the following awards were outstanding pursuant to the performance-based stock incentive plans:

	As of December 31, 2022
Performance-Based Stock Options	Number of Awards	Weighted- Average Grant Price
2022 Incentive Plan	1,228,373	$19.80
2019 LTIP	803,043	$20.56
2017 LTIP	1,229,067	$56.50
2013 LTIP (1)	550,000	$40.38
Total	3,810,483	$34.77

Restricted Performance Units/Awards
2013 LTIP	335,000
Other employee performance awards	609,800
Total	944,800

(1)	This plan expired on January 1, 2023.

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2022, 2021 and 2020 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Cost of services	$5,817	$4,170	$7,194
Selling, general and administrative	34,915	7,660	23,477
Total non-cash, stock based compensation	$40,732	$11,830	$30,671

As of December 31, 2022, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $39 million and will be recognized over a weighted-average period of approximately 4.4 years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest.

Valuation

The fair value of each stock option granted for the years ended December 31, 2022, 2021 and 2020 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2022			2021			2020
Risk-free interest rate	0.91%	-	4.06%	0.44%	-	1.02%	0.17%	-	1.72%
Volatility factor	44.00%	-	53.60%	40.62%	-	43.48%	28.91%	-	48.08%
Expected term of options in years	2.8	-	5.6	5.5	-	5.6	3.3	-	5.5
Fair value of options granted	$6.53	-	$14.17	$12.46	-	$18.23	$5.50	-	$12.10

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

12.Commitments and Contingencies

Commitments

As of December 31, 2022, future maturities of our long-term debt, finance lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2023	2024	2025	2026	2027	Thereafter

	(In thousands)
Long-term debt obligations	$13,211,508	$1,445,999	$2,002,964	$3,115	$4,751,422	$1,478	$5,006,530
Interest expense on long-term debt	3,277,271	748,745	711,938	594,287	594,127	294,695	333,479
Finance lease obligations (1)	69,206	38,102	31,104	—	—	—	—
Interest expense on finance lease obligations (1)	5,890	4,848	1,042	—	—	—	—
Other long-term obligations (2)	5,146,361	2,464,960	1,290,955	740,519	524,843	125,084	—
Operating lease obligations (1)	159,362	66,536	33,037	18,509	11,058	6,814	23,408
Purchase obligations	1,445,805	1,423,389	11,736	6,369	4,311	—	—
Total	$23,315,403	$6,192,579	$4,082,776	$1,362,799	$5,885,761	$428,071	$5,363,417

(1)	See Note 7 for further information on leases and the adoption of ASC 842.
(2)	Represents obligations for satellite related executory costs, telemetry, tracking and control (“TT&C”) services, short-term leases and certain expenses associated with DISH Network’s Wireless segment.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.

The table above does not include $204 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 9, and are included on our Consolidated Balance Sheets as of December 31, 2022. We do not expect any portion of this amount to be paid or settled within the next 12 months.

The table above includes certain obligations incurred by us on behalf of DISH Network’s Wireless segment. These obligations will be either paid directly by DISH Network or settled monthly as part of our centralized cash management system with our parent, DISH Network.  See Note 3 for further information.

Agreements in Connection with DISH Network’s Asset Purchase Agreement

On July 1, 2020, DISH Network completed the Boost Mobile Acquisition. In connection with the closing of the Boost Mobile Acquisition, DISH Network and T-Mobile entered into the Spectrum Purchase Agreement (as defined in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2021) for approximately $3.59 billion. If DISH Network elects to not exercise the option to purchase the 800 MHz licenses pursuant to the Spectrum Purchase Agreement or it expires, DISH Network is potentially subject to pay T-Mobile a fee of approximately $72 million per the Spectrum Purchase Agreement under certain circumstances. The $3.59 billion and the $72 million are not included in “Other long-term obligations” above.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISH Network’s 5G Network Deployment

DISH Network has invested a total of over $30 billion in wireless spectrum licenses, which includes over $10 billion in noncontrolling investments in certain entities, as described further below.

DISH Network Spectrum

DISH Network has directly invested approximately $20 billion to acquire certain wireless spectrum licenses. DISH Network’s wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. DISH Network plans to commercialize its wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (the “5G Network Deployment”). DISH Network currently expects capital expenditures, excluding capitalized interest, for its 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021 and 2022. DISH Network may need to make significant additional investments or partner with others to, among other things, complete its 5G Network Deployment and further commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly.

In addition, as DISH Network completes its 5G Network Deployment, DISH Network has and will continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third party integration. DISH Network may also determine that additional wireless spectrum licenses may be required to complete its 5G Network Deployment and to compete effectively with other wireless service providers.

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

DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain noncontrolling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly.

For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 15 “Commitments and Contingencies – Commitments – DISH Network Noncontrolling Investments in the Northstar Entities

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2022.

We have made and may make additional cash distributions and loans to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities related to DISH Network’s noncontrolling investments in these entities. There can be no assurance that DISH Network will be able to obtain a profitable return on its noncontrolling investments in the Northstar Entities and the SNR Entities.

We may need to raise significant additional capital in the future, which may not be available on favorable terms, to among other things, continue investing in our business and to pursue acquisitions and other strategic transactions.

See Note 15 “Commitments and Contingencies – Wireless – 5G Network Deployment” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2022 for further information.

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

Purchase Obligations

Our 2023 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, and other products and services related to the operation of our Pay-TV services. In addition, our 2023 purchase obligations also include DISH Network’s purchase obligations for certain wireless devices related to its retail wireless business as well as transition services pursuant to the TSA with T-Mobile. Our purchase obligations may fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, which can materially impact our future operating asset and liability balances, and our future working capital requirements. The purchase obligations incurred by us on behalf of DISH Network’s Wireless segment will be either paid directly by DISH Network or settled monthly as part of our centralized cash management system with our parent, DISH Network.

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

In October and November 2021, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of certain asserted claims of the 784 patent, the 799 patent and the 970 patent. In November and December, 2021, the United States Patent and Trademark Office granted review of the challenged claims of the 799 patent and the 970 patent, but denied review of the challenged claims of the 784 patent. In December 2021, DISH Network L.L.C. petitioned for review of the denial as to the 784 patent. On January 24, 2022, an examiner of the United States Patent and Trademark Office affirmed the challenged claims of the 799 patent, and on January 19, 2023, an examiner of the United States Patent and Trademark Office affirmed the challenged claims of the 970 patent.

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims, and awarded damages of $469 million. The jury did not find that the infringement was willful. The trial court has not yet ruled on DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law.

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

Digital Broadcasting Solutions, LLC

On August 29, 2022, Digital Broadcasting Solutions, LLC filed a complaint against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent No. 8,929,710 (the “710 patent”) and U.S. Patent No. 9,538,122 (the “122 patent”), each entitled “System and method for time shifting at least a portion of a video program.” Generally, the plaintiff contends that the AutoHop feature of our Hopper® set-top boxes infringes the asserted patents. The Court has set the case for trial on April 1, 2024.

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

Entropic Communications, LLC (first action)

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

In January and February of 2023, DISH Network L.L.C. and Dish Network Service L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 715 patent, all claims of the 008 patent and 25 claims of the 576 patent, which includes all of its asserted claims.

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

Entropic Communications, LLC (second action)

On February 10, 2023, Entropic filed a second lawsuit against us and our wholly-owned subsidiaries DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent No. 7,295,518 (the “518 patent”), entitled “Broadband network for coaxial cable using multi-carrier modulation”; U.S. Patent No. 7,594,249 (the “249 patent”), entitled “Network interface device and broadband local area network using coaxial cable”; U.S. Patent Nos. 7,889,759 (the “759 patent”), entitled “Broadband cable network utilizing common bit-loading”; U.S. Patent No. 8,085,802 (the “802 Patent”), entitled “Multimedia over coaxial cable access protocol”; U.S. Patent No. 9,838,213 (the “213 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 10,432,422 (the “422 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 8,631,450 (the “450 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,621,539 (the “539 patent”), entitled “Physical layer transmitter for use in a broadband local area network”; U.S. Patent No. 8,320,566 (the “0,566 patent”), entitled “Method and apparatus for performing constellation scrambling in a multimedia home network”; U.S. Patent No. 10,257,566 (the “7,566 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,228,910 (the “910 Patent”), entitled “Aggregating network packets for transmission to a destination mode”; and U.S. Patent No. 8,363,681 (the “681 patent”), entitled “Method and apparatus for using ranging measurements in a multimedia home network.” Generally, the patents relate to Multimedia over Coax Alliance standards and the manner in which we provide a whole-home DVR network over an on-premises coaxial cable network. Entropic has asserted the same patents in the same court against Comcast and Cox.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against DISH Network, DISH Network’s Board of Directors, and DISH Network’s Retirement Plan Committee alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds. On February 1, 2023, a Magistrate Judge issued a Recommendation that the defendants’ motion to dismiss the complaint be granted.

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

On July 30, 2021, the District Court granted summary judgment in favor of DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C., holding that the remaining asserted patent, the 610 patent, is invalid because it claims patent-ineligible abstract subject matter. Realtime Adaptive Streaming has filed a notice of appeal from that ruling to the United States Court of Appeals for the Federal Circuit, and that appeal was fully briefed as of October 21, 2022. On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and filed its opening brief on January 20, 2023. Independently, on September 21, 2021, in connection with an ex parte reexamination of the validity of the 610 patent, an examiner at the United States Patent and Trademark Office issued a final office action rejecting each asserted claim of the 610 patent. On February 15, 2022, Realtime Adaptive Streaming filed a notice of appeal from that final office action to the Patent Trial and Appeal Board, and that appeal is fully briefed.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against DISH Network in the United States District Court for the Western District of Texas. The complaint alleges that we infringe U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts.” On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon. On October 24, 2022, in response to the parties’ joint motion, the Court ordered the case transferred to the United States District Court for the District of Colorado.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On March 22, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the adverse final written decision regarding the 456 patent, and on April 8, 2022, they filed a notice of appeal to the same court from the adverse final written decision regarding the 796 patent. The appeal on the 456 patent was voluntarily dismissed on December 6, 2022. Appellate briefing on the 796 appeal was completed on January 19, 2023.

On April 20, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of one of the asserted claims of the 213 patent, and reexamination was ordered on June 16, 2022. On January 18, 2023, they filed another petition requesting ex parte reexamination of the validity of the four additional asserted claims of the 213 patent.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On August 25, 2020, the derivative plaintiffs filed a notice of appeal to the Nevada Supreme Court, and on August 4, 2022, that Court unanimously affirmed the District Court’s judgment in favor of the Director Defendants. This matter is now concluded.

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

On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. All asserted claims have now been invalidated by the United States Patent and Trademark Office. TQ Delta filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings. On April 13, 2021, the Court lifted the stay, and the case is proceeding on the 243 patent and the 158 patent. On April 23 and April 26, 2021, the United States Patent and Trademark Office issued orders granting requests for ex parte reexamination of, respectively, the 243 patent and the 158 patent. In a proposed supplemental report, TQ Delta’s damages expert contends that TQ Delta is entitled to $251 million in damages.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that, on May 13, 2015, Vermont National Telephone Company (“Vermont National”) filed against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of DISH Network’s Board of Directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint was unsealed after the United States Department of Justice notified the District Court that it had declined to intervene in the action. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See Note 15 “Commitments and Contingencies – Commitments – DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2022 for further information.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Waste Disposal Inquiry

The California Attorney General and the Alameda County (California) District Attorney have investigated whether certain of our former waste disposal policies, procedures and practices violated the California Business and Professions Code and the California Health and Safety Code. On March 8, 2022, we entered into a settlement with those entities under which DISH Network agreed to pay certain civil penalties and other expenses, and to be subject to an injunction imposing certain waste management requirements for the next five years. On March 25, 2022, the Alameda County Superior Court entered the parties’ stipulated judgment. This outcome did not have a material effect on our results of operations, financial condition or cash flows. This matter is now concluded.

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

The assets, liabilities and results of operations of the combined issuer and Guarantors (excluding Unrestricted Subsidiaries) of the guaranteed securities are not materially different than corresponding amounts presented in the consolidated financial statements of the parent company issuer. Therefore, summarized financial information of the issuer and the Guarantors is not required.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following table summarizes revenue by geographic region:

	For the Years Ended December 31,
Revenue:	2022	2021	2020

	(In thousands)
United States	$12,338,428	$12,728,869	$12,692,940
Canada and Mexico	39,780	32,994	34,689
Total revenue	$12,378,208	$12,761,863	$12,727,629

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Years Ended December 31,
Category:	2022	2021	2020
		(In thousands)
Pay-TV subscriber and related revenue	$12,273,150	$12,649,285	$12,576,470
Equipment sales and other revenue	105,058	112,578	151,159
Total	$12,378,208	$12,761,863	$12,727,629

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

15.Contract Balances

Our valuation and qualifying accounts as of December 31, 2022, 2021 and 2020 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the years ended:
December 31, 2022	$32,861	$75,245	$(67,464)	$40,642
December 31, 2021	$43,233	$48,150	$(58,522)	$32,861
December 31, 2020	$19,280	$76,441	$(52,488)	$43,233

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets.

	As of December 31,
	2022	2021

	(In thousands)
Contract liabilities	$506,815	$558,700

Our beginning of period contract liability recorded as customer contract revenue during 2022 was $553 million.

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of our future revenue.

16.Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31

	(In thousands)
Year ended December 31, 2022:
Total revenue	$3,133,411	$3,121,014	$3,048,315	$3,075,468
Operating income (loss)	724,776	757,713	622,781	717,386
Net income (loss)	444,411	483,180	408,337	474,817

Year ended December 31, 2021:
Total revenue	$3,162,919	$3,211,488	$3,176,289	$3,211,167
Operating income (loss)	739,629	793,374	665,434	741,013
Net income (loss)	424,527	476,743	386,629	448,973

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

17.Related Party Transactions

Related Party Transactions with EchoStar

Following the Spin-off, DISH Network and EchoStar have operated as separate publicly-traded companies and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established by Mr. Ergen for the benefit of his family. In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  Pursuant to the Share Exchange Agreement, among other things, EchoStar transferred to us certain assets and liabilities of the EchoStar technologies and EchoStar broadcasting businesses. Pursuant to the Master Transaction Agreement, among other things, EchoStar transferred to DISH Network certain assets and liabilities of its EchoStar Satellite Services segment. In connection with the Share Exchange and the Master Transaction Agreement, DISH Network and EchoStar and certain of their respective subsidiaries entered into certain agreements covering, among other things, tax matters, employee matters, intellectual property matters and the provision of transitional services.  In addition, certain agreements that we had with EchoStar have terminated, and we entered into certain new agreements with EchoStar. We also may enter into additional agreements with EchoStar in the future. As of December 31, 2022 and 2021 and during the years ended December 31, 2022, 2021 and 2020, none of these agreements with EchoStar had a material impact on our financial condition or our results of operations.

Related Party Transactions with DISH Network

“Notes Receivable – DISH Network”

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the years ended December 31, 2022 and 2021, we recorded $415 million and $32 million, respectively, of “Interest income” on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2022 and 2021, “Notes receivable – DISH Network” was $7.160 billion including interest paid in kind and $5.250 billion, respectively, and “Interest receivable – DISH Network” was $37 million and $32 million, respectively, on our Consolidated Balance Sheets.

“Accrued Taxes and Accounts Payable - DISH Network”

During the fourth quarter of 2022, we accrued $179 million related to taxes payable to DISH Network and $61 million related to satellite capacity leased from DISH Network in “Other accrued expenses” and “Trade accounts payable,” respectively, on our Consolidated Balance Sheets.

“Cost of services”

During the years ended December 31, 2022, 2021 and 2020, we incurred $194 million, $219 million and $224 million, respectively, for satellite capacity leased from DISH Network and telemetry, tracking and control and other professional services provided to us by DISH Network. As a result of the Master Transaction Agreement, discussed above, DISH Network is now a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Under the terms of the DISH Nimiq 5 Agreement, we made certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continued through the service term, which expired ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we had the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Pursuant to the Master Transaction Agreement, on September 10, 2019, the Telesat Transponder Agreement was transferred to DISH Network and we began receiving transponder services on the Nimiq 5 satellite from a wholly-owned subsidiary of DISH Network as of the same date. We have exercised our option to renew for a one-year period through September 2023. As discussed in Note 6, “Property and Equipment and Intangible Assets,” the Nimiq 5 satellite lease has been accounted for as a finance lease since September 2019. Expenses related to this lease are recorded in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During each of the years ended December 31, 2022, 2021 and 2020, we recorded $34 million of “Depreciation and amortization” expense, respectively, and $8 million, $12 million and $15 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

“Selling, general and administrative expenses”

During the years ended December 31, 2022, 2021 and 2020, we incurred $11 million, $8 million and $7 million, respectively, for selling, general and administrative expenses for services provided to us by DISH Network. These amounts are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Other Agreements – DISH Network

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations. During the years ended December 31, 2022, 2021 and 2020, the costs associated with these services were $116 million, $91 million and $72 million, respectively.

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

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$43,416	$45,944	$53,902

		As of December 31,
		2022	2021

		(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar		$7,422	$11,988
Commitments to NagraStar		$3,272	$5,630

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

The table below summarizes our transactions with Dish Mexico:

	For the Years Ended December 31,
	2022	2021	2020

	(In thousands)
Sales:
Uplink services	$2,709	$4,025	$5,095

		As of December 31,
		2022	2021

		(In thousands)
Amounts Receivable:
Amounts receivable from Dish Mexico		$583	$941

{

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

18.Subsequent Events

On February 23, 2023, our parent, DISH Network, announced on its earnings call that it had experienced a network outage that affected internal servers and IT telephony. We immediately activated our incident response and business continuity plans designed to contain, assess and remediate the situation. The services of cyber-security experts and outside advisors were retained to assist in the evaluation of the situation. We have determined that the outage was due to a cyber-security incident and notified appropriate law enforcement authorities.

On February 27, 2023, we became aware that certain data was extracted from our IT systems as part of this incident. It is possible the investigation will reveal that the extracted data includes personal information.  The measures described above are continuing while we, with the assistance of third-party experts and advisors, investigate the extent of the cyber-security incident.

The forensic investigation and assessment of the impact of this incident is ongoing. DISH TV and SLING TV remain operational; however our internal communications, customer call centers and internet sites have been affected. We are actively engaged in restoring the affected systems and are making steady progress.

During the quarter ending March 31, 2023, we are incurring certain cyber-security-related expenses, including costs to remediate the incident and provide additional customer support, and expect to incur additional expense in future periods resulting from the cyber-security incident. The cyber-security incident may also affect certain operating metrics, including, but not limited to, our subscriber activation and churn and may adversely affect our financial condition, results of operations and cash flows. Although the extent of any such adverse impact has not been determined, it may be material.