Form 10-Q
period 2023-03-31
DISH DBS CORP
filed 2023-05-12
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of May 8, 2023, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

SUMMARY OF RISK FACTORS

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and the economic environment could have a material adverse effect on our business, financial condition and results of operations.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	Our programming expenses are increasing, which may adversely affect our future financial condition and results of operations.

i

●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	We have experienced and may continue to experience cyber-attacks or other malicious activities that disrupted or may continue to disrupt our business and any future failure or disruption of our information technology infrastructure and communications systems or those of third parties that we use in our operations, could harm our business.
●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.
●	We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our and DISH Network’s common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets and we have made and may continue to make funds available to DISH Network in the form of cash distributions or loans in connection with the development of DISH Network’s wireless business.
●	Our parent, DISH Network, has made substantial noncontrolling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses, and we have made and may make additional cash distributions or loans to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities including their obligations to purchase Northstar Manager’s and SNR Management’s ownership interests.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and may incur additional debt.
●	Our Senior Secured Notes (defined herein) are subordinated to our existing unsecured notes and certain future unsecured notes with respect to certain realizations under the Intercompany Loan (defined herein) and any collateral pledged as security therefor.
●	We may need additional capital, which may not be available on favorable terms, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman.

ii

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	Our services depend on Federal Communications Commission (“FCC”) licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, DISH Network’s stock price and investor confidence in our financial results may be adversely affected.
●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

iii

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$113,324	$621,975
Marketable investment securities	12,032	282,733
Trade accounts receivable, net of allowance for credit losses of $40,437 and $40,642, respectively	628,930	660,808
Inventory	307,992	307,411
Other current assets	161,600	176,935
Total current assets	1,223,878	2,049,862

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	54,073	53,525
Property and equipment, net	937,228	990,886
FCC authorizations	611,794	611,794
Other investment securities	93,069	93,806
Operating lease assets	108,613	130,454
Note receivable - DISH Network (Note 13)	7,160,116	7,160,116
Interest receivable - DISH Network (Note 13)	147,648	36,912
Other noncurrent assets, net	108,238	116,026
Total noncurrent assets	9,220,779	9,193,519
Total assets	$10,444,657	$11,243,381

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$453,455	$385,899
Deferred revenue and other	524,677	555,151
Accrued programming	1,373,088	1,298,777
Accrued interest	223,431	180,823
Other accrued expenses	724,552	644,574
Current portion of long-term debt and finance lease obligations (Note 8)	41,880	1,484,101
Total current liabilities	3,341,083	4,549,325

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 8)	11,753,144	11,761,407
Deferred tax liabilities	334,471	352,748
Operating lease liabilities	66,635	75,142
Long-term deferred revenue and other long-term liabilities	214,304	209,288
Total long-term obligations, net of current portion	12,368,554	12,398,585
Total liabilities	15,709,637	16,947,910

Commitments and Contingencies (Note 9)

Stockholder’s Equity (Deficit):
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,539,037	1,532,906
Accumulated other comprehensive income (loss)	(2,310)	(2,445)
Accumulated earnings (deficit)	(6,801,707)	(7,234,990)
Total stockholder’s equity (deficit)	(5,264,980)	(5,704,529)
Total liabilities and stockholder’s equity (deficit)	$10,444,657	$11,243,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Revenue:
Service revenue	$2,924,045	$3,108,313
Equipment sales and other revenue	22,366	25,098
Total revenue	2,946,411	3,133,411

Costs and Expenses (exclusive of depreciation):
Cost of services	1,856,592	1,890,096
Cost of sales - equipment and other	17,300	20,872
Selling, general and administrative expenses	335,720	401,751
Depreciation and amortization	83,900	95,916
Total costs and expenses	2,293,512	2,408,635

Operating income (loss)	652,899	724,776

Other Income (Expense):
Interest income	120,386	97,120
Interest expense, net of amounts capitalized	(198,800)	(232,369)
Other, net	(579)	790
Total other income (expense)	(78,993)	(134,459)

Income (loss) before income taxes	573,906	590,317
Income tax (provision) benefit, net	(140,623)	(145,906)
Net income (loss)	$433,283	$444,411

Comprehensive Income (Loss):
Net income (loss)	$433,283	$444,411
Other comprehensive income (loss):
Foreign currency translation adjustments	136	(187)
Unrealized holding gains (losses) on available-for-sale debt securities	12	(76)
Deferred income tax (expense) benefit, net	(13)	21
Total other comprehensive income (loss), net of tax	135	(242)
Comprehensive income (loss)	$433,418	$444,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2021	$—	$1,492,174	$(1,262)	$(9,045,735)	$(7,554,823)
Non-cash, stock-based compensation	—	8,383	—	—	8,383
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(76)	—	(76)
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	21	—	21
Foreign currency translation	—	—	(187)	—	(187)
Net income (loss)	—	—	—	444,411	444,411
Other	—	13	—	—	13
Balance, March 31, 2022	$—	$1,500,570	$(1,504)	$(8,601,324)	$(7,102,258)

Balance, December 31, 2022	$—	$1,532,906	$(2,445)	$(7,234,990)	$(5,704,529)
Non-cash, stock-based compensation	—	6,131	—	—	6,131
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	12	—	12
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(13)	—	(13)
Foreign currency translation	—	—	136	—	136
Net income (loss)	—	—	—	433,283	433,283
Balance, March 31, 2023	$—	$1,539,037	$(2,310)	$(6,801,707)	$(5,264,980)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$433,283	$444,411
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	83,900	95,916
Realized and unrealized losses (gains) on investments and other	(49)	6
Non-cash, stock-based compensation	6,131	8,383
Deferred tax expense (benefit)	(18,290)	(29,922)
Changes in allowance for credit losses	(205)	(3,943)
Other, net	14,803	29,579
Non-cash interest income - DISH Network	(110,736)	(93,875)
Changes in current assets and current liabilities, net	304,254	83,524
Net cash flows from operating activities	713,091	534,079

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	270,713	1,333,695
Purchases of property and equipment	(31,386)	(30,889)
Notes receivable - DISH Network	—	(1,500,000)
Other, net	688	1,623
Net cash flows from investing activities	240,015	(195,571)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(18,081)	(10,170)
Redemption and repurchases of senior notes	(1,443,179)	(1,175)
Other, net	51	(6)
Net cash flows from financing activities	(1,461,209)	(11,351)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(508,103)	327,157
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	675,500	1,428,618
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$167,397	$1,755,775

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of March 31, 2023, we had 9.198 million Pay-TV subscribers in the United States, including 7.098 million DISH TV subscribers and 2.100 million SLING TV subscribers.

Recent Developments

Cyber-Security Incident

On February 23, 2023, our parent, DISH Network, announced on its quarterly earnings call that we had experienced a network outage that affected internal servers and IT telephony. We immediately activated our incident response and business continuity plans designed to contain, assess and remediate the situation. We engaged the services of cyber-security experts and outside advisors to assist in the evaluation of the situation, and once we determined that the outage was due to a cyber-security incident, we promptly notified appropriate law enforcement authorities.

On February 28, 2023, we further disclosed that certain data had been extracted from our IT systems as part of this incident. Our investigation into the extent of the incident is now substantially completed. We have determined that our customer databases were not accessed in this incident. However, we have confirmed that certain employee-related records as well as a limited number of other records containing personal information were among the data extracted. We have taken steps to protect the affected records and personal information, and we received confirmation that the extracted data has been deleted. While we have no evidence that this data has been misused, we have started the process of notifying individuals whose data was extracted.

Our DISH TV and SLING TV services remained operational at all times during the incident. As of March 31, 2023, all significant systems have been restored.

During the quarter ending March 31, 2023, we and our parent, DISH Network, incurred certain cyber-security-related expenses, including, but not limited to, costs to remediate the incident and provide additional customer support. During the three months ended March 31, 2023, we and our parent, DISH Network, have incurred approximately $30 million in cyber-security-related expenses, which are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We do not expect to incur material expenses in future periods resulting from the cyber-security incident.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities (“VIEs”) where we have been determined to be the primary beneficiary. Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interests. Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments and recorded at fair value with changes recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

As of March 31, 2023 and December 31, 2022, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 4 for the fair value of our marketable investment securities.

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

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life exceeding one year. During the three months ended March 31, 2023 and 2022, we capitalized $17 million and $21 million, respectively, under these programs.  The amortization expense related to these programs was $35 million and $41 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, we had a total of $212 million and $230 million, respectively, capitalized, net of amortization, on our Condensed Consolidated Balance Sheets. These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $86 million and $119 million for the three months ended March 31, 2023 and 2022, respectively.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Research and Development

Research and development costs are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $11 million and $10 million for the three months ended March 31, 2023 and 2022, respectively.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our condensed consolidated financial statements.

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Cash paid for interest	$149,709	$210,818
Cash received for interest	8,586	2,180
Cash paid for income taxes	316	203
Cash paid for income taxes to DISH Network	123,035	165,614

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

In our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023, management reclassified certain non material amounts reported for the three months ended March 31, 2022 related to paid in kind interest associated with the Intercompany Loan (defined herein) from “Other net” in the investing activities section to “Non-cash interest income – DISH Network” in the operating activities section of our Condensed Consolidated Statements of Cash Flows. The change in presentation corrected an overstatement of cash flows from operations and an overstatement of cash used in investing activities.  The misstatement had no impact on our financial position, results of operations or overall cash balances. The presentation of paid in kind interest has been appropriately presented in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31,	December 31,
	2023	2022

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$12,032	$282,733

Restricted cash and cash equivalents (1)	54,073	53,525

Other investment securities:
Other investment securities	93,069	93,806

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$159,174	$430,064

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio may consist of debt and equity instruments. All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All debt securities are classified as available-for-sale and are recorded at fair value. We report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Stockholder’s Equity (Deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets. The corresponding changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2023 and December 31, 2022, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$140,982	$54,097	$86,885	$—	$650,523	$99,437	$551,086	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$7,727	$7,727	$—	$—
Commercial paper	9,910	—	9,910	—	227,787	—	227,787	—
Corporate securities	2,045	—	2,045	—	46,764	—	46,764	—
Other	77	—	77	—	455	—	455	—
Total	$12,032	$—	$12,032	$—	$282,733	$7,727	$275,006	$—

As of March 31, 2023, restricted and non-restricted marketable investment securities included debt securities of $12 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended
	March 31,
Other, net:	2023	2022

	(In thousands)
Costs related to early redemption of debt	$49	$(6)
Equity in earnings (losses) of affiliates	(763)	679
Other	135	117
Total	$(579)	$790

5.Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2023	2022

	(In thousands)
Finished goods	$261,949	$252,939
Work-in-process and service repairs	22,706	19,351
Raw materials	23,337	35,121
Total inventory	$307,992	$307,411

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	March 31,	December 31,
	(In Years)	2023	2022

		(In thousands)
Equipment leased to customers	2-5	$1,264,030	$1,309,737
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements	15	174,685	174,685
Furniture, fixtures, equipment and other	2-20	1,058,220	1,054,619
Software	3-5	866,458	859,911
Buildings and improvements	5-40	295,328	295,375
Land	-	12,505	12,505
Construction in progress	-	35,722	35,326
Total property and equipment		4,395,861	4,431,071
Accumulated depreciation		(3,458,633)	(3,440,185)
Property and equipment, net		$937,228	$990,886

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Equipment leased to customers	$46,712	$51,270
Satellites	20,073	23,797
Buildings, furniture, fixtures, equipment and other	17,115	20,849
Total depreciation and amortization	$83,900	$95,916

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Satellites

Pay-TV Satellites. We currently utilize ten satellites in geostationary orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on six satellites that we lease from DISH Network, which are accounted for as operating leases, except for Nimiq 5 which is accounted for as a finance lease and is depreciated over its economic life. We also lease two satellites from third parties: Ciel II and Anik F3, which are accounted for as operating leases.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of March 31, 2023, our pay-TV satellite fleet consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A

Under Construction:
EchoStar XXV (1)	2026	110	N/A

Leased from DISH Network (2):
EchoStar X	February 2006	110	February 2024
EchoStar XI	July 2008	110	February 2024
EchoStar XIV	March 2010	119	February 2024
EchoStar XVI	November 2012	61.5	January 2024
EchoStar XXIII	March 2017	110	Month to month
Nimiq 5	September 2009	72.7	September 2023

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2025
Ciel II	December 2008	129	July 2023

(1)	On March 20, 2023, DISH Network entered into a contract with Maxar Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the continental United States (“CONUS”) and is intended to be used at the 110 degree orbital location. This satellite is expected to be launched during 2026.
(2)	See Note 13 for further information on our Related Party Transactions with DISH Network.

7.	Leases

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

Through the first quarter of 2022, our Anik F3 and Nimiq 5 satellites were accounted for as finance leases. However, during April 2022, we extended the Anik F3 lease and as a result it is currently accounted for as an operating lease. Substantially all of our remaining leases are accounted for as operating leases.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Operating lease cost (1)	$27,932	$40,376

Short-term lease cost (1)(2)	31,219	16,330

Finance lease cost:
Amortization of right-of-use assets (3)	8,612	12,465
Interest on lease liabilities (3)	1,564	2,534
Total finance lease cost (3)	10,176	14,999
Total lease costs	$69,327	$71,705

(1)	The decrease in “Operating lease cost” is primarily related to our intercompany satellite leases with DISH Network, which were reclassified to “Short-term lease costs” during 2022 and the first quarter of 2023. All of our satellite operating leases with DISH Network are now short-term leases.
(2)	Leases that have terms of 12 months or less.
(3)	The decrease in finance lease cost is primarily related to the Anik F3 finance lease which was extended in April 2022 and, as a result, is currently accounted for as an operating lease.

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$54,497	$39,163
Operating cash flows from finance leases	$3,351	$2,472
Financing cash flows from finance leases	$18,080	$10,170

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,380	$15,792
Finance leases	$—	$—

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	March 31,	December 31,
	2023	2022

	(In thousands)
Operating Leases:
Operating lease assets	$108,613	$130,454

Other current liabilities	$46,419	$60,203
Operating lease liabilities	66,635	75,142
Total operating lease liabilities	$113,054	$135,345

Finance Leases:
Property and equipment, gross	$175,704	$175,704
Accumulated depreciation	(124,081)	(115,469)
Property and equipment, net	$51,623	$60,235

Other current liabilities	$39,060	$38,102
Other long-term liabilities	20,993	31,104
Total finance lease liabilities	$60,053	$69,206

Weighted Average Remaining Lease Term:
Operating leases	4.1 years	3.7 years
Finance leases	1.5 years	1.8 years

Weighted Average Discount Rate:
Operating leases	7.2%	7.2%
Finance leases	10.0%	10.0%

Maturities of lease liabilities as of March 31, 2023 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2023 (remaining nine months)	$40,376	$32,234	$72,610
2024	34,976	32,147	67,123
2025	19,078	—	19,078
2026	10,723	—	10,723
2027	6,223	—	6,223
Thereafter	23,412	—	23,412
Total lease payments	134,788	64,381	199,169
Less: Imputed interest	(21,734)	(4,328)	(26,062)
Total	113,054	60,053	173,107
Less: Current portion	(46,419)	(39,060)	(85,479)
Long-term portion of lease obligations	$66,635	$20,993	$87,628

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.	Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5% Senior Notes due 2023 (1)	$—	$—	$1,443,179	$1,441,635
5 7/8% Senior Notes due 2024	2,000,000	1,786,400	2,000,000	1,870,940
7 3/4% Senior Notes due 2026	2,000,000	1,327,960	2,000,000	1,620,280
5 1/4% Senior Secured Notes due 2026	2,750,000	2,195,105	2,750,000	2,336,813
7 3/8% Senior Notes due 2028	1,000,000	574,040	1,000,000	708,320
5 3/4% Senior Secured Notes due 2028	2,500,000	1,862,275	2,500,000	2,013,675
5 1/8% Senior Notes due 2029	1,500,000	805,680	1,500,000	976,755
Other notes payable	18,329	18,329	18,329	18,329
Subtotal	11,768,329	$8,569,789	13,211,508	$10,986,747
Unamortized deferred financing costs and debt discounts, net	(33,358)		(35,206)
Finance lease obligations (2)	60,053		69,206
Total long-term debt and finance lease obligations (including current portion)	$11,795,024		$13,245,508

(1)	We had repurchased or redeemed the principal balance of our 5% Senior Notes due 2023 as of March 15, 2023 the instrument’s maturity date.
(2)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.	Commitments and Contingencies

Commitments

Future maturities of our long-term debt, finance lease and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 have not changed materially, other than those disclosed below.

“Other long-term obligations” totaled $4.601 billion as of March 31, 2023 and $5.146 billion as of December 31, 2022, a decrease of $545 million as of March 31, 2023. This decrease primarily resulted from payments during the first quarter of 2023. As of March 31, 2023, our future “Other long-term obligations” were as follows:

For the Years Ending December 31,	Other Long-Term Obligations (1)
(In thousands)
2023 (remaining nine months)	$1,922,609
2024	1,289,203
2025	739,613
2026	524,473
2027	125,084
Thereafter	—
Total	$4,600,982

(1)	Represents obligations for certain expenses associated with DISH Network’s Wireless segment and satellite related and other obligations.

In certain circumstances, the dates on which we are obligated to make these payments could be delayed.

Our commitments include certain obligations incurred by us on behalf of DISH Network’s Wireless segment. These obligations will be either paid directly by DISH Network or settled monthly as part of our centralized cash management system with our parent, DISH Network.  See Note 3 for further information.

On March 20, 2023, DISH Network entered into a contract with Maxar Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the continental United States (“CONUS”) and is intended to be used at the 110 degree orbital location. This satellite is expected to be launched during 2026. The satellite construction costs for EchoStar XXV and any future lease obligations are not included in “Other long-term obligations” above.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network’s 5G Network Deployment

DISH Network has invested a total of over $30 billion in wireless spectrum licenses, which includes over $10 billion in noncontrolling investments in certain entities.

DISH Network Spectrum

DISH Network has invested a total of over $30 billion to acquire certain wireless spectrum licenses. DISH Network’s wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. DISH Network plans to commercialize its wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (the “5G Network Deployment”). DISH Network currently expects capital expenditures, excluding capitalized interest, for its 5G Network Deployment to be approximately $10 billion including amounts incurred in 2021, 2022 and in the first three months of 2023. DISH Network may need to make significant additional investments or partner with others to, among other things, complete its 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain noncontrolling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out, integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments – DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

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

See Note 10 “Commitments and Contingencies – Wireless – 5G Network Deployment” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 for further information.

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

In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. On October 31, 2016, the stay was lifted, and in May 2017, ClearPlay agreed to dismiss us and EchoStar as defendants, leaving DISH Network L.L.C. and DISH Technologies L.L.C. as the sole defendants.

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

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. DISH Network L.L.C. and DISH Technologies L.L.C. have submitted a proposed form of order granting the motion.

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

(Unaudited)

Entropic Communications LLC (first action)

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

In January and February of 2023, DISH Network L.L.C. and Dish Network Service L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 715 patent, all claims of the 008 patent, and 25 claims of the 576 patent, which includes all of its asserted claims.

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

Entropic Communications, LLC (second action)

On February 10, 2023, Entropic filed a second lawsuit against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent No. 7,295,518 (the “518 patent”), entitled “Broadband network for coaxial cable using multi-carrier modulation”; U.S. Patent No. 7,594,249 (the “249 patent”), entitled “Network interface device and broadband local area network using coaxial cable”; U.S. Patent Nos. 7,889,759 (the “759 patent”), entitled “Broadband cable network utilizing common bit-loading”; U.S. Patent No. 8,085,802 (the “802 Patent”), entitled “Multimedia over coaxial cable access protocol”; U.S. Patent No. 9,838,213 (the “213 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 10,432,422 (the “422 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 8,631,450 (the “450 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,621,539 (the “539 patent”), entitled “Physical layer transmitter for use in a broadband local area network”; U.S. Patent No. 8,320,566 (the “0,566 patent”), entitled “Method and apparatus for performing constellation scrambling in a multimedia home network”; U.S. Patent No. 10,257,566 (the “7,566 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,228,910 (the “910 Patent”), entitled “Aggregating network packets for transmission to a destination mode”; and U.S. Patent No. 8,363,681 (the “681 patent”), entitled “Method and apparatus for using ranging measurements in a multimedia home network.” Generally, the patents relate to Multimedia over Coax Alliance standards and the manner in which we provide a whole-home DVR network over an on-premises coaxial cable network. Entropic has asserted the same patents in the same court against Comcast and Cox.

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

Freedom Patents

On April 7, 2023, Freedom Patents LLC filed a complaint against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent No. 8,284,686 (the “686 Patent”), entitled “Antenna/Beam Selection Training in MIMO Wireless LANS with Different Sounding Frames”; U.S. Patent No. 8,374,096 (the “096 Patent”), entitled “Method for Selecting Antennas and Beams in MIMO Wireless LANs”; and U.S. Patent No. 8,514,815 (the “815 Patent”), entitled “Training Signals for Selecting Antennas and Beams in MIMO Wireless LANs.” Similar complaints were also filed against Acer, Altice, Charter, Comcast and Verizon. In general, the asserted patents relate to the 802.11 wireless standard, and the products accused of infringement are the Wireless Joey, its access point, and certain Ring, Nest and Linksys products that we sell.

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

Jaramillo (Cyber-security Securities Class Action)

On March 23, 2023, a securities fraud class action complaint was filed against DISH Network and Messrs. Ergen, Carlson and Orban in the United States District Court for the District of Colorado. The complaint is brought on behalf of a putative class of purchasers of DISH Network’s securities during the February 22, 2021 to February 27, 2023 class period. In general, the complaint alleges that DISH Network’s public statements during that period were false and misleading and contained material omissions, because they did not disclose that we allegedly maintained a deficient cyber-security and information technology infrastructure, were unable to properly secure customer data and our operations were susceptible to widespread service outages.

DISH Network intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against DISH Network, DISH Network’s Board of Directors, and DISH Network’s Retirement Plan Committee alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds. On February 1, 2023, a Magistrate Judge issued a Recommendation that the defendants’ motion to dismiss the complaint be granted, and on March 27, 2023, the district court judge granted the motion. As permitted by the Court’s order, the plaintiffs filed an amended complaint on April 10, 2023, which is limited to allegations regarding the alleged underperformance of the Fidelity Freedom Funds.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network intends to vigorously defend this case. DISH Network cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Owen-Brooks

On May 9, 2023, Susan Owen-Brooks, an alleged customer, filed a putative class action complaint against DISH Network in the United States District Court for the District of Colorado. She purports to represent a nationwide class of all individuals in the United States who had private information stolen as a result of the February 23, 2023 Cyber-Security Incident, as well as a North Carolina statewide subclass of the same individuals. On behalf of the putative classes, she alleges claims for contractual breaches, negligence, violation of the North Carolina Deceptive Trade Practices Act (on behalf of the North Carolina subclass only) and unjust enrichment, and seeks monetary damages, injunctive relief and a declaratory judgment.

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

Realtime alleges that DISH Network, Sling TV L.L.C., Sling Media L.L.C. and Arris Group, Inc.’s streaming video products and services compliant with various versions of the H.264 video compression standard infringe the 897 patent, the 610 patent and the 535 patent, and that the data compression system in Hughes’ products and services infringes the 204 patent, the 728 patent, the 867 patent, the 707 patent and the 759 patent.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On July 30, 2021, the District Court granted summary judgment in favor of DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C., holding that the remaining asserted patent, the 610 patent, is invalid because it claims patent-ineligible abstract subject matter. Realtime Adaptive Streaming filed a notice of appeal from that ruling to the United States Court of Appeals for the Federal Circuit, but on May 11, 2023, that court summarily affirmed the District Court’s ruling. On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and briefing is underway. Independently, on September 21, 2021, in connection with an ex parte reexamination of the validity of the 610 patent, an examiner at the United States Patent and Trademark Office issued a final office action rejecting each asserted claim of the 610 patent. On April 19, 2023, the Patent Trial and Appeal Board rejected Realtime Adaptive Streaming’s appeal and affirmed the examiner’s rejection of the asserted claims of the 610 patent.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that, on May 13, 2015, Vermont National Telephone Company (“Vermont National”) filed against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of DISH Network’s board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint was unsealed after the United States Department of Justice notified the District Court that it had declined to intervene in the action. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See Note 10 “Commitments – DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 for further information.

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

Our 7 3/8% Senior Notes due 2028 and 5 1/8% Senior Notes due 2029 are guaranteed by our current principal operating subsidiaries. Our 5 7/8% Senior Notes due 2024 and 7 3/4% Senior Notes due 2026 are guaranteed by our current principal operating subsidiaries other than Sling TV Holding L.L.C. (“Sling TV Holding”). However, Sling TV Holding, including all of its assets and operations, is a wholly-owned subsidiary of DISH Network L.L.C., which is a Guarantor on all of our outstanding registered senior notes. Certain of our wholly-owned subsidiaries are designated as “Unrestricted Subsidiaries” and do not guarantee any of our registered senior notes. These Unrestricted Subsidiaries are non-operating entities that hold minimal or no assets.

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

The following table summarizes revenue by geographic region:

	For the Three Months Ended
	March 31,
Revenue:	2023	2022

	(In thousands)
United States	$2,936,113	$3,124,967
Canada and Mexico	10,298	8,444
Total revenue	$2,946,411	$3,133,411

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended
	March 31,
Category:	2023	2022

	(In thousands)
Pay-TV subscriber and related revenue	$2,924,045	$3,108,313
Equipment sales and other revenue	22,366	25,098
Total	$2,946,411	$3,133,411

12.	Contract Balances

Our valuation and qualifying accounts as of March 31, 2023 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the three months ended March 31, 2023	$40,642	$12,026	$(12,231)	$40,437

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

	As of
	March 31,	December 31,
	2023	2022

	(In thousands)
Contract liabilities	$495,431	$506,815

Our beginning of period contract liability recorded as customer contract revenue during 2023 was $498 million.

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

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. As of March 31, 2023 and December 31, 2022 and during the three months ended March 31, 2023 and 2022, none of these agreements with EchoStar had a material impact on our financial condition or our results of operations.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Related Party Transactions with DISH Network

“Notes Receivable - DISH Network”

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 (our “Senior Secured Notes”) and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The Intercompany Loan is secured by: (i) the cash proceeds of the loan; and (ii) an interest in the wireless spectrum licenses acquired using such proceeds. Such collateral may be replaced by other then-existing wireless spectrum licenses held directly or indirectly by DISH Network of equivalent value (based upon a third-party valuation). The Intercompany Loan will mature in two tranches, with the first tranche maturing on December 1, 2026 (the “2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “2028 Tranche”). The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network under the 2026 Tranche. Interest will accrue and be payable semiannually, and interest payments with respect to the Intercompany Loan will, at DISH Network’s option, be payable in kind for the first two years. In the third year, beginning November 2023, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan must be paid in cash. Thereafter, beginning in November 2024, interest payments must be paid in cash. Interest will accrue: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche. The Intercompany Loan will be repayable by DISH Network in whole or in part, at any time or from time to time, at a price equal to 100% of the principal amount thereof, plus accrued but unpaid interest thereon. We may use the proceeds of any such pre-payment for general corporate purposes, including refinancing of indebtedness, but may not use any such prepaid amounts to make a cash dividend or distribution to DISH Network prior to the repayment in full of the Intercompany Loan. The 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 are subordinated to our existing and certain future unsecured notes with respect to certain realizations under the Intercompany Loan and any collateral pledged as security therefor. Any material amendments or modifications to the terms of the Intercompany Loan will require the written consent of the holders of a majority of the then-outstanding 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028. During the three months ended March 31, 2023 and 2022, we recorded $111 million and $94 million of “Interest income,” respectively on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of March 31, 2023 and December 31, 2022, “Notes receivable – DISH Network” was $7.160 billion including interest paid in kind and “Interest receivable – DISH Network” was $148 million and $37 million, respectively, on our Condensed Consolidated Balance Sheets.

“Accrued Taxes - DISH Network”

As of March 31, 2023, we accrued $207 million related to taxes payable to DISH Network in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Cost of services”

During the three months ended March 31, 2023 and 2022, we incurred expenses of $50 million and $48 million, respectively, for satellite capacity leased from DISH Network, and telemetry, tracking and control (“TT&C”) and other professional services provided to us by DISH Network. As a result of the Master Transaction Agreement, DISH Network is now a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

EchoStar XXIII. On March 1, 2023, we began leasing certain capacity on the EchoStar XXIII satellite from DISH Network on a month to month basis.

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

Under the terms of the DISH Nimiq 5 Agreement, we made certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continued through the service term, which expired ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we had the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Pursuant to the Master Transaction Agreement, on September 10, 2019, the Telesat Transponder Agreement was transferred to DISH Network and we began receiving transponder services on the Nimiq 5 satellite from a wholly-owned subsidiary of DISH Network as of the same date. We have exercised our option to renew for a one-year period through September 2023. As discussed in Note 6, “Property and Equipment and Intangible Assets,” the Nimiq 5 satellite lease has been accounted for as a finance lease since September 2019. Expenses related to this lease are recorded in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During each of the three months ended March 31, 2023 and 2022, we recorded $9 million of “Depreciation and amortization expense” and $2 million and $2 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5.

TT&C Agreement. Effective January 1, 2012, we entered into a TT&C agreement pursuant to which we receive TT&C services from EchoStar for certain satellites (the “TT&C Agreement”). In February 2018, we amended the TT&C Agreement to, among other things, extend the term for one-year with four automatic one-year renewal periods. The fees for services provided under the TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. We and EchoStar were able to terminate the TT&C Agreement for any reason upon 12 months’ notice. On May 19, 2019, DISH Network entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the assets and employees that provide these services were transferred to DISH Network. We began receiving TT&C services from a wholly-owned subsidiary of DISH Network as of the same date.

“Selling, general and administrative expenses”

During the three months ended March 31, 2023 and 2022, we incurred $3 million and $3 million, respectively, for selling, general and administrative expenses for services provided to us by DISH Network. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Real Estate Lease Agreements. On September 10, 2019, in connection with the Master Transaction Agreement, we began leasing office space owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. The term of the remaining lease is set forth below:

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

Other Agreements – DISH Network

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations. During the three months ended March 31, 2023 and 2022, the costs associated with these services were $35 million and $29 million, respectively.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$9,545	$11,957

	As of
	March 31,	December 31,
	2023	2022

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$6,773	$7,422
Commitments to NagraStar	$4,000	$3,272

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Recent Developments

Cyber-Security Incident

On February 23, 2023, our parent, DISH Network, announced on its quarterly earnings call that we had experienced a network outage that affected internal servers and IT telephony. We immediately activated our incident response and business continuity plans designed to contain, assess and remediate the situation. We engaged the services of cyber-security experts and outside advisors to assist in the evaluation of the situation, and once we determined that the outage was due to a cyber-security incident, we promptly notified appropriate law enforcement authorities.

On February 28, 2023, we further disclosed that certain data had been extracted from our IT systems as part of this incident. Our investigation into the extent of the incident is now substantially completed. We have determined that our customer databases were not accessed in this incident. However, we have confirmed that certain employee-related records as well as a limited number of other records containing personal information were among the data extracted. We have taken steps to protect the affected records and personal information, and we received confirmation that the extracted data has been deleted. While we have no evidence that this data has been misused, we have started the process of notifying individuals whose data was extracted.

Our DISH TV and SLING TV services remained operational at all times during the incident. As of March 31, 2023, all significant systems have been restored.

During the quarter ending March 31, 2023, we and our parent, DISH Network, incurred certain cyber-security-related expenses, including, but not limited to, costs to remediate the incident and provide additional customer support. During the three months ended March 31, 2023, we and our parent, DISH Network, have incurred approximately $30 million in cyber-security-related expenses, which are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We do not expect to incur material expenses in future periods resulting from the cyber-security incident.

Economic Environment

During 2022 and first three months of 2023, we experienced significant inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

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

Pay-TV

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of March 31, 2023, we had 9.198 million Pay-TV subscribers in the United States, including 7.098 million DISH TV subscribers and 2.100 million SLING TV subscribers. We promote our Pay-TV services by providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, and SLING Latino video programming services.

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

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services and may exacerbate the risks described under the caption “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in our public filings. These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.

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

Other Developments

Adaptive Bitrate Streaming Patents

Through our subsidiaries, we hold dozens of issued United States and foreign patents that relate to Adaptive Bitrate Streaming.  On September 9, 2022, the chief administrative law judge at the United States International Trade Commission (“ITC”) issued an Initial Determination holding that the video streaming in certain Peloton, NordicTrack and Mirror exercise equipment infringes four of those patents, and recommended that the ITC prevent the importation of the infringing products.  On March 8, 2023, the ITC issued its Final Determination, which affirmed the Initial Determination for three of the four patents in all material aspects, and issued the recommended exclusion and cease and desist orders, which will become effective after a Presidential review period. On February 9, 2023, we entered into a confidential license agreement covering Mirror exercise equipment that resolves our litigation involving those products. On May 1, 2023, we entered into a $75 million license agreement covering Peloton exercise equipment that resolves our litigation involving those products. We have not reached a settlement with respect to the NordicTrack infringing products and we intend to enforce this litigation and to pursue our related patent infringement claims against them.

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

Debt Issuances and Maturity

Our 5% Senior Notes due 2023 with an aggregate principal balance of $1.5 billion were repurchased or redeemed as of March 15, 2023.

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

Notes Receivable - DISH Network

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network. As of March 31, 2023, the total Intercompany Loan amount outstanding plus interest paid in kind was $7.160 billion, not including accrued interest receivable of $148 million.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” consists primarily of direct sales costs, advertising, third-party commissions related to the acquisition of subscribers and employee-related costs associated with administrative services such as legal, information systems, and accounting and finance. In addition, “Selling, general and administrative expenses” includes costs related to the installation of equipment for our new Pay-TV subscribers and the cost of subsidized sales of Pay-TV equipment for new subscribers.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,924,045	$3,108,313	$(184,268)	(5.9)
Equipment sales and other revenue	22,366	25,098	(2,732)	(10.9)
Total revenue	2,946,411	3,133,411	(187,000)	(6.0)

Costs and Expenses:
Cost of services	1,856,592	1,890,096	(33,504)	(1.8)
% of Service revenue	63.5%	60.8%
Cost of sales - equipment and other	17,300	20,872	(3,572)	(17.1)
Selling, general and administrative expenses	335,720	401,751	(66,031)	(16.4)
% of Total revenue	11.4%	12.8%
Depreciation and amortization	83,900	95,916	(12,016)	(12.5)
Total costs and expenses	2,293,512	2,408,635	(115,123)	(4.8)

Operating income (loss)	652,899	724,776	(71,877)	(9.9)

Other Income (Expense):
Interest income	120,386	97,120	23,266	24.0
Interest expense, net of amounts capitalized	(198,800)	(232,369)	33,569	14.4
Other, net	(579)	790	(1,369)	*
Total other income (expense)	(78,993)	(134,459)	55,466	41.3

Income (loss) before income taxes	573,906	590,317	(16,411)	(2.8)
Income tax (provision) benefit, net	(140,623)	(145,906)	5,283	3.6
Effective tax rate	24.5%	24.7%
Net income (loss)	$433,283	$444,411	$(11,128)	(2.5)

Other Data:
Pay-TV subscribers, as of period end (in millions)	9.198	10.245	(1.047)	(10.2)
DISH TV subscribers, as of period end (in millions)	7.098	7.993	(0.895)	(11.2)
SLING TV subscribers, as of period end (in millions)	2.100	2.252	(0.152)	(6.7)
Pay-TV subscriber additions (losses), net (in millions)	(0.552)	(0.462)	(0.090)	(19.5)
DISH TV subscriber additions (losses), net (in millions)	(0.318)	(0.228)	(0.090)	(39.5)
SLING TV subscriber additions (losses), net (in millions)	(0.234)	(0.234)	—	*
Pay-TV ARPU	$102.71	$99.44	$3.27	3.3
DISH TV subscriber additions, gross (in millions)	0.113	0.159	(0.046)	(28.9)
DISH TV churn rate	1.98%	1.59%	0.39%	24.5
DISH TV SAC	$1,055	$1,088	$(33)	(3.0)
Purchases of property and equipment	$31,386	$30,889	$497	1.6
EBITDA	$736,220	$821,482	$(85,262)	(10.4)
OIBDA	$736,799	$820,692	$(83,893)	(10.2)

* Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 318,000 net DISH TV subscribers during the three months ended March 31, 2023 compared to the loss of approximately 228,000 net DISH TV subscribers during the same period in 2022. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We lost approximately 234,000 net SLING TV subscribers during the three months ended March 31, 2023 compared to the loss of approximately 234,000 net SLING TV subscribers during the same period in 2022. The net SLING TV subscriber losses were primarily related to higher SLING TV subscriber activations, partially offset by higher subscriber disconnects in 2023. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers.

DISH TV subscribers, gross. During the three months ended March 31, 2023, we activated approximately 113,000 gross new DISH TV subscribers compared to approximately 159,000 gross new DISH TV subscribers during the same period in 2022, a decrease of 28.9%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior, and lower marketing expenditures, as well as increased competitive pressures, including aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, live-linear OTT service providers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended March 31, 2023 was 1.98% compared to 1.59% for the same period in 2022. Our DISH TV churn rate for the three months ended March 31, 2023 was briefly elevated due to the cyber-security incident. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $2.924 billion for the three months ended March 31, 2023, a decrease of $184 million or 5.9% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $102.71 during the three months ended March 31, 2023 versus $99.44 during the same period in 2022. The $3.27 or 3.3% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2022.

Cost of services. “Cost of services” totaled $1.857 billion during the three months ended March 31, 2023, a decrease of $34 million or 1.8% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the three months ended March 31, 2023 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. In addition, variable and retention costs per subscriber increased during the three months ended March 31, 2023 due to, among other things, approximately $30 million in cyber-security-related expenses incurred by us and DISH Network to remediate the incident and provide additional customer support. “Cost of services” represented 63.5% and 60.8% of “Service revenue” during the three months ended March 31, 2023 and 2022, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $336 million during the three months ended March 31, 2023, a $66 million or 16.4% decrease compared to the same period in 2022. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations.

Depreciation and amortization. “Depreciation and amortization” expense totaled $84 million during the three months ended March 31, 2023, a $12 million or 12.5% decrease compared to the same period in 2022. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the Anik F3 satellite. Through the first quarter of 2022, our Anik F3 satellite was accounted for as a finance lease. However, during April 2022, we extended the Anik F3 lease and, as a result, it is currently accounted for as an operating lease.

DISH TV SAC. DISH TV SAC was $1,055 during the three months ended March 31, 2023 compared to $1,088 during the same period in 2022, a decrease of $33 or 3.0%. This change was primarily attributable to a decrease in advertising costs per subscriber, partially offset by higher installation costs due to an increase in labor and other installation costs.

During each of the three months ended March 31, 2023 and 2022, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $15 million.

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

Interest income. “Interest income” totaled $120 million during the three months ended March 31, 2023, a $23 million increase compared to the same period in 2022. This change was primarily related to non-cash interest income associated with our Intercompany Loan to DISH Network.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $199 million during the three months ended March 31, 2023, a decrease of $34 million compared to the same period in 2022. This decrease was primarily related to a reduction in interest expense resulting from the redemption of our 5 7/8% Senior Notes due 2022 on July 15, 2022.

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

	For the Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Net income (loss)	$433,283	$444,411
Interest, net	78,414	135,249
Income tax provision (benefit), net	140,623	145,906
Depreciation and amortization	83,900	95,916
EBITDA	$736,220	$821,482

The changes in EBITDA during the three months ended March 31, 2023, compared to the same period in 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

	For the Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Operating income (loss)	$652,899	$724,776
Depreciation and amortization	83,900	95,916
OIBDA	$736,799	$820,692

The changes in OIBDA during the three months ended March 31, 2023, compared to the same period in 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022 includes a detailed discussion of our risk factors.

Item 6.EXHIBITS

(a)	Exhibits.

22◻	List of Subsidiary Guarantors

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended March 31, 2023, filed on May 12, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date: May 12, 2023