Form 10-Q
period 2023-06-30
DISH DBS CORP
filed 2023-08-09
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of August 8, 2023, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

iii

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$84,725	$621,975
Marketable investment securities	44,113	282,733
Trade accounts receivable, net of allowance for credit losses of $38,901 and $40,642, respectively	567,943	660,808
Inventory	302,191	307,411
Interest receivable - DISH Network (Note 13)	17,490	—
Other current assets	163,238	176,935
Total current assets	1,179,700	2,049,862

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	54,717	53,525
Property and equipment, net	885,257	990,886
FCC authorizations	611,794	611,794
Other investment securities	93,098	93,806
Operating lease assets	98,760	130,454
Note receivable - DISH Network (Note 13)	7,381,589	7,160,116
Interest receivable - DISH Network (Note 13)	19,028	36,912
Other noncurrent assets, net	101,756	116,026
Total noncurrent assets	9,245,999	9,193,519
Total assets	$10,425,699	$11,243,381

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$331,771	$385,899
Deferred revenue and other	480,375	555,151
Accrued programming	1,275,925	1,298,777
Accrued interest	160,197	180,823
Other accrued expenses	594,626	644,574
Current portion of long-term debt and finance lease obligations (Note 8)	42,779	1,484,101
Total current liabilities	2,885,673	4,549,325

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 8)	11,745,887	11,761,407
Deferred tax liabilities	317,686	352,748
Operating lease liabilities	61,732	75,142
Long-term deferred revenue and other long-term liabilities	217,743	209,288
Total long-term obligations, net of current portion	12,343,048	12,398,585
Total liabilities	15,228,721	16,947,910

Commitments and Contingencies (Note 9)

Stockholder’s Equity (Deficit):
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,543,310	1,532,906
Accumulated other comprehensive income (loss)	(2,263)	(2,445)
Accumulated earnings (deficit)	(6,344,069)	(7,234,990)
Total stockholder’s equity (deficit)	(4,803,022)	(5,704,529)
Total liabilities and stockholder’s equity (deficit)	$10,425,699	$11,243,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Service revenue	$2,852,460	$3,093,765	$5,776,505	$6,202,078
Equipment sales and other revenue	98,699	27,249	121,065	52,347
Total revenue	2,951,159	3,121,014	5,897,570	6,254,425

Costs and Expenses (exclusive of depreciation):
Cost of services	1,782,237	1,887,814	3,638,829	3,777,910
Cost of sales - equipment and other	22,438	21,922	39,738	42,794
Selling, general and administrative expenses	380,182	364,147	715,902	765,898
Depreciation and amortization	81,832	89,418	165,732	185,334
Total costs and expenses	2,266,689	2,363,301	4,560,201	4,771,936

Operating income (loss)	684,470	757,713	1,337,369	1,482,489

Other Income (Expense):
Interest income	111,404	113,281	231,790	210,401
Interest expense, net of amounts capitalized	(184,511)	(230,210)	(383,311)	(462,579)
Other, net	(95)	455	(674)	1,245
Total other income (expense)	(73,202)	(116,474)	(152,195)	(250,933)

Income (loss) before income taxes	611,268	641,239	1,185,174	1,231,556
Income tax (provision) benefit, net	(153,630)	(158,059)	(294,253)	(303,965)
Net income (loss)	$457,638	$483,180	$890,921	$927,591

Comprehensive Income (Loss):
Net income (loss)	$457,638	$483,180	$890,921	$927,591
Other comprehensive income (loss):
Foreign currency translation adjustments	53	(507)	189	(694)
Unrealized holding gains (losses) on available-for-sale debt securities	1	6	13	(70)
Deferred income tax (expense) benefit, net	(7)	(7)	(20)	14
Total other comprehensive income (loss), net of tax	47	(508)	182	(750)
Comprehensive income (loss)	$457,685	$482,672	$891,103	$926,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2021	$—	$1,492,174	$(1,262)	$(9,045,735)	$(7,554,823)
Non-cash, stock-based compensation	—	8,383	—	—	8,383
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(76)	—	(76)
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	21	—	21
Foreign currency translation	—	—	(187)	—	(187)
Net income (loss)	—	—	—	444,411	444,411
Other	—	13	—	—	13
Balance, March 31, 2022	$—	$1,500,570	$(1,504)	$(8,601,324)	$(7,102,258)
Non-cash, stock-based compensation	—	7,888	—	—	7,888
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	6	—	6
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(7)	—	(7)
Foreign currency translation	—	—	(507)	—	(507)
Net income (loss)	—	—	—	483,180	483,180
Other	—	(13)	—	—	(13)
Balance, June 30, 2022	$—	$1,508,445	$(2,012)	$(8,118,144)	$(6,611,711)

Balance, December 31, 2022	$—	$1,532,906	$(2,445)	$(7,234,990)	$(5,704,529)
Non-cash, stock-based compensation	—	6,131	—	—	6,131
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	12	—	12
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(13)	—	(13)
Foreign currency translation	—	—	136	—	136
Net income (loss)	—	—	—	433,283	433,283
Balance, March 31, 2023	$—	$1,539,037	$(2,310)	$(6,801,707)	$(5,264,980)
Non-cash, stock-based compensation	—	4,273	—	—	4,273
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	1	—	1
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(7)	—	(7)
Foreign currency translation	—	—	53	—	53
Net income (loss)	—	—	—	457,638	457,638
Balance, June 30, 2023	$—	$1,543,310	$(2,263)	$(6,344,069)	$(4,803,022)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$890,921	$927,591
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	165,732	185,334
Realized and unrealized losses (gains) on investments and other	(49)	1,149
Non-cash, stock-based compensation	10,404	16,271
Deferred tax expense (benefit)	(35,082)	(61,618)
Changes in allowance for credit losses	(1,741)	(9,015)
Other, net	26,321	33,836
Non-cash interest income - DISH Network	(203,588)	(199,262)
Changes in current assets and current liabilities, net	(96,750)	(103,854)
Net cash flows from operating activities	756,168	790,432

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	238,633	1,586,861
Purchases of property and equipment	(61,414)	(60,432)
Notes receivable - DISH Network	—	(1,500,000)
Other, net	1,230	2,675
Net cash flows from investing activities	178,449	29,104

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(27,547)	(22,306)
Redemption and repurchases of senior notes	(1,443,179)	(301,331)
Other, net	51	(1,126)
Net cash flows from financing activities	(1,470,675)	(324,763)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(536,058)	494,773
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	675,500	1,428,618
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$139,442	$1,923,391

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“SLING TV”). As of June 30, 2023, we had 8.904 million Pay-TV subscribers in the United States, including 6.901 million DISH TV subscribers and 2.003 million SLING TV subscribers.

Other Developments

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

On February 28, 2023, we further disclosed that certain data had been extracted from our IT systems as part of this incident. Our investigation into the extent of the incident is now completed. We have determined that our customer databases were not accessed in this incident. However, we have confirmed that certain employee-related records as well as a limited number of other records containing personal information were among the data extracted. We have taken steps to protect the affected records and personal information, and we received confirmation that the extracted data has been deleted. While we have no evidence that this data has been misused, we have notified individuals whose data was extracted.

Our DISH TV and SLING TV services remained operational at all times during the incident. As of March 31, 2023, all significant systems had been restored.

During the first quarter of 2023, we and our parent, DISH Network, incurred substantially all of our cyber-security-related expenses for this matter, including, but not limited to, costs to remediate the incident and provide additional customer support. During the three months ended June 30, 2023, we and our parent, DISH Network, have not incurred material expenses resulting from the cyber-security incident and do not expect to incur material expenses in future periods. During the six months ended June 30, 2023, we and our parent, DISH Network, incurred approximately $30 million in cyber-security-related expenses, which are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

As of June 30, 2023 and December 31, 2022, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 4 for the fair value of our marketable investment securities.

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

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life exceeding one year. During the three months ended June 30, 2023 and 2022, we capitalized $19 million and $23 million, respectively, under these programs.  The amortization expense related to these programs was $33 million and $40 million for the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, we capitalized $36 million and $44 million, respectively, under these programs.  The amortization expense related to these programs was $68 million and $81 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, we had a total of $198 million and $230 million, respectively, capitalized, net of amortization, on our Condensed Consolidated Balance Sheets. These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $112 million and $99 million for the three months ended June 30, 2023 and 2022, respectively. Advertising expenses totaled $198 million and $218 million for the six months ended June 30, 2023 and 2022, respectively.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Research and Development

Research and development costs are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $11 million and $12 million for the three months ended June 30, 2023 and 2022, respectively. Research and development costs totaled $22 million for each of the six months ended June 30, 2023 and 2022.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our condensed consolidated financial statements.

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Six Months Ended
	June 30,
	2023	2022

	(In thousands)
Cash paid for interest	$390,963	$456,291
Cash received for interest	8,593	9,011
Cash paid for income taxes	8,059	18,016
Cash paid for income taxes to DISH Network	360,548	342,735
Unsettled repurchases of senior notes	—	35,000

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2023	2022

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$44,113	$282,733

Restricted cash and cash equivalents (1)	54,717	53,525

Other investment securities:
Other investment securities	93,098	93,806

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$191,928	$430,064

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2023 and December 31, 2022, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

Other Investment Securities

We have strategic investments in certain debt and/or equity securities that are included in noncurrent “Other investment securities” on our Condensed Consolidated Balance Sheets. Our debt securities are classified as available-for-sale and are recorded at fair value and our equity securities are accounted for using the equity method of accounting or recorded at fair value. Certain of our equity method investments are detailed below.

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$114,125	$65,366	$48,759	$—	$650,523	$99,437	$551,086	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$7,727	$7,727	$—	$—
Commercial paper	43,100	—	43,100	—	227,787	—	227,787	—
Corporate securities	874	—	874	—	46,764	—	46,764	—
Other	139	—	139	—	455	—	455	—
Total	$44,113	$—	$44,113	$—	$282,733	$7,727	$275,006	$—

As of June 30, 2023, restricted and non-restricted marketable investment securities included debt securities of $44 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2023	2022	2023	2022

	(In thousands)
Gains (losses) related to early redemption of debt	$—	$(1,143)	$49	$(1,149)
Equity in earnings (losses) of affiliates	(2)	1,282	(765)	1,961
Other	(93)	316	42	433
Total	$(95)	$455	$(674)	$1,245

5.Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2023	2022

	(In thousands)
Finished goods	$249,674	$252,939
Work-in-process and service repairs	29,946	19,351
Raw materials	22,571	35,121
Total inventory	$302,191	$307,411

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	June 30,	December 31,
	(In Years)	2023	2022

		(In thousands)
Equipment leased to customers	2-5	$1,263,380	$1,309,737
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements	15	174,685	174,685
Furniture, fixtures, equipment and other	2-20	1,058,508	1,054,619
Software	3-5	876,735	859,911
Buildings and improvements	5-40	296,033	295,375
Land	-	12,505	12,505
Construction in progress	-	38,468	35,326
Total property and equipment		4,409,227	4,431,071
Accumulated depreciation		(3,523,970)	(3,440,185)
Property and equipment, net		$885,257	$990,886

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Equipment leased to customers	$44,853	$49,743	$91,565	$101,013
Satellites	20,073	20,072	40,146	43,869
Buildings, furniture, fixtures, equipment and other	16,906	19,603	34,021	40,452
Total depreciation and amortization	$81,832	$89,418	$165,732	$185,334

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Satellites

Pay-TV Satellites. We currently utilize ten satellites in geostationary orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on six satellites that we lease from DISH Network, which are accounted for as operating leases, except for Nimiq 5 which is accounted for as a finance lease and is depreciated over its economic life. We also lease two satellites from third-parties: Ciel II and Anik F3, which are accounted for as operating leases.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of June 30, 2023, our pay-TV satellite fleet consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A

Under Construction:
EchoStar XXV (1)	2026	110	N/A

Leased from DISH Network (2):
EchoStar X	February 2006	110	February 2024
EchoStar XI	July 2008	110	February 2024
EchoStar XIV	March 2010	119	February 2024
EchoStar XVI	November 2012	61.5	January 2024
EchoStar XXIII	March 2017	110	Month to month
Nimiq 5	September 2009	72.7	September 2023

Leased from Other Third-Party:
Anik F3	April 2007	118.7	April 2025
Ciel II (3)	December 2008	129	July 2023

(1)	On March 20, 2023, DISH Network entered into a contract with Maxar Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the continental United States (“CONUS”) and is intended to be used at the 110 degree orbital location. This satellite is expected to be launched during 2026.
(2)	See Note 13 for further information on our Related Party Transactions with DISH Network.
(3)	We no longer lease this satellite.

7.	Leases

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Operating lease cost (1)	$15,075	$41,226	$43,007	$81,602

Short-term lease cost (1)(2)	46,080	25,659	77,299	41,989

Finance lease cost:
Amortization of right-of-use assets (3)	8,612	8,619	17,224	21,084
Interest on lease liabilities (3)	1,332	2,234	2,896	4,768
Total finance lease cost (3)	9,944	10,853	20,120	25,852
Total lease costs	$71,099	$77,738	$140,426	$149,443

(1)	The decrease in “Operating lease cost” is primarily related to our intercompany satellite leases with DISH Network, which were reclassified to “Short-term lease costs” during 2022 and the first quarter of 2023. All of our satellite operating leases with DISH Network are now short-term leases.
(2)	Leases that have terms of 12 months or less.
(3)	The decrease in finance lease cost is primarily related to the Anik F3 finance lease which was extended in April 2022 and, as a result, is currently accounted for as an operating lease.

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended
	June 30,
	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$69,507	$80,561
Operating cash flows from finance leases	$4,837	$4,866
Financing cash flows from finance leases	$27,547	$22,167

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,276	$51,784
Finance leases	$—	$—

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	June 30,	December 31,
	2023	2022

	(In thousands)
Operating Leases:
Operating lease assets	$98,760	$130,454

Other current liabilities	$41,535	$60,203
Operating lease liabilities	61,732	75,142
Total operating lease liabilities	$103,267	$135,345

Finance Leases:
Property and equipment, gross	$175,704	$175,704
Accumulated depreciation	(132,693)	(115,469)
Property and equipment, net	$43,011	$60,235

Other current liabilities	$39,960	$38,102
Other long-term liabilities	10,627	31,104
Total finance lease liabilities	$50,587	$69,206

Weighted Average Remaining Lease Term:
Operating leases	4.1 years	3.7 years
Finance leases	1.3 years	1.8 years

Weighted Average Discount Rate:
Operating leases	7.2%	7.2%
Finance leases	10.0%	10.0%

Maturities of lease liabilities as of June 30, 2023 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2023 (remaining six months)	$25,739	$21,431	$47,170
2024	36,287	32,147	68,434
2025	20,408	—	20,408
2026	11,548	—	11,548
2027	6,574	—	6,574
Thereafter	23,353	—	23,353
Total lease payments	123,909	53,578	177,487
Less: Imputed interest	(20,642)	(2,991)	(23,633)
Total	103,267	50,587	153,854
Less: Current portion	(41,535)	(39,960)	(81,495)
Long-term portion of lease obligations	$61,732	$10,627	$72,359

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.	Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5% Senior Notes due 2023 (1)	$—	$—	$1,443,179	$1,441,635
5 7/8% Senior Notes due 2024	2,000,000	1,767,940	2,000,000	1,870,940
7 3/4% Senior Notes due 2026	2,000,000	1,239,220	2,000,000	1,620,280
5 1/4% Senior Secured Notes due 2026	2,750,000	2,217,655	2,750,000	2,336,813
7 3/8% Senior Notes due 2028	1,000,000	541,430	1,000,000	708,320
5 3/4% Senior Secured Notes due 2028	2,500,000	1,878,475	2,500,000	2,013,675
5 1/8% Senior Notes due 2029	1,500,000	705,975	1,500,000	976,755
Other notes payable	18,329	18,329	18,329	18,329
Subtotal	11,768,329	$8,369,024	13,211,508	$10,986,747
Unamortized deferred financing costs and debt discounts, net	(30,250)		(35,206)
Finance lease obligations (2)	50,587		69,206
Total long-term debt and finance lease obligations (including current portion)	$11,788,666		$13,245,508

(1)	We had repurchased or redeemed the principal balance of our 5% Senior Notes due 2023 as of March 15, 2023, the instrument’s maturity date.
(2)	Disclosure regarding fair value of finance leases is not required.

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

“Other long-term obligations” totaled $4.150 billion as of June 30, 2023 and $5.146 billion as of December 31, 2022, a decrease of $996 million as of June 30, 2023. This decrease primarily resulted from payments made for 2023 obligations. As of June 30, 2023, our future “Other long-term obligations” were as follows:

For the Years Ending December 31,	Other Long-Term Obligations (1)
(In thousands)
2023 (remaining six months)	$1,412,393
2024	1,348,518
2025	739,613
2026	524,473
2027	125,084
Thereafter	—
Total	$4,150,081

(1)	Represents obligations associated with DISH Network’s Wireless segment and satellite related and other obligations.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network’s Spectrum and 5G Network Deployment

DISH Network has invested a total of over $30 billion in wireless spectrum licenses, which includes over $10 billion in noncontrolling investments in certain entities. DISH Network’s wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. DISH Network plans to commercialize its wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (the “5G Network Deployment”). DISH Network currently expects capital expenditures, excluding capitalized interest, for its 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022 and in the first six months of 2023. DISH Network may need to make significant additional investments or partner with others to, among other things, continue its 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly.

In addition, as DISH Network continues its 5G Network Deployment, DISH Network has and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. DISH Network may also determine that additional wireless spectrum licenses may be required for its 5G Network Deployment and to compete effectively with other wireless service providers.

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

Agreements in Connection with the Asset Purchase Agreement

On July 1, 2020, DISH Network completed the Boost Mobile Acquisition. In connection with the closing of the Boost Mobile Acquisition, DISH Network and T-Mobile entered into, among other things, the Spectrum Purchase Agreement (as defined in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2021) for approximately $3.59 billion. If DISH Network elects to not exercise the option to purchase the 800 MHz licenses pursuant to the Spectrum Purchase Agreement or it expires, DISH Network is potentially subject to pay T-Mobile a fee of approximately $72 million per the Spectrum Purchase Agreement, under certain circumstances. The $3.59 billion and the $72 million are not included in “Other long-term obligations” above.

On June 30, 2023, the Department of Justice provided notice to the United States District Court for the District of Columbia that, pursuant to its discretion under the Final Judgment, it granted a 60-day extension of the deadline for T-Mobile to divest the 800 MHz spectrum licenses, which expires on August 30, 2023. DISH Network is currently in negotiations with T-Mobile.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain noncontrolling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. The Northstar Entities and/or the SNR Entities may need to raise significant additional capital in the future, which may be obtained from third-party sources or from DISH Network, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out and integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments – DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

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

See Note 10 “Commitments and Contingencies – Wireless – 5G Network Deployment” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 for further information.

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

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. On June 2, 2023, the Court entered its formal order granting judgment as a matter of law.

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

Cyber-security Class Actions

On May 9, 2023, Susan Owen-Brooks, an alleged customer, filed a putative class action complaint against DISH Network in the United States District Court for the District of Colorado. She purports to represent a nationwide class of all individuals in the United States who allegedly had private information stolen as a result of the February 23, 2023 Cyber-security Incident (and a North Carolina statewide subclass of the same individuals). On behalf of the nationwide class, she alleges claims for contractual breaches, negligence and unjust enrichment (and, on behalf of the North Carolina subclass only, violation of the North Carolina Deceptive Trade Practices Act), and seeks monetary damages, injunctive relief and a declaratory judgment. Since that filing, ten additional putative class action complaints have been filed in the United States District Court for the District of Colorado, purporting to represent the same nationwide class of people, and Owen-Brooks has filed an amended complaint. Certain of the plaintiffs have filed a motion to have the cases consolidated.

DISH Network intends to vigorously defend this case. DISH Network cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Digital Broadcasting Solutions, LLC

On August 29, 2022, Digital Broadcasting Solutions, LLC filed a complaint against our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent No. 8,929,710 (the “710 patent”) and U.S. Patent No. 9,538,122 (the “122 patent”), each entitled “System and method for time shifting at least a portion of a video program.” Generally, the plaintiff contends that the AutoHop feature of our Hopper® set-top boxes infringes the asserted patents. On June 21, 2023, the Court granted the motion of DISH Network L.L.C. and DISH Technologies L.L.C. to have the case transferred to the United States District Court for the District of Colorado.

In May 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 710 patent and the 122 patent.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Entropic Communications, LLC (second action)

On February 10, 2023, Entropic filed a second lawsuit against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent No. 7,295,518 (the “518 patent”), entitled “Broadband network for coaxial cable using multi-carrier modulation”; U.S. Patent No. 7,594,249 (the “249 patent”), entitled “Network interface device and broadband local area network using coaxial cable”; U.S. Patent Nos. 7,889,759 (the “759 patent”), entitled “Broadband cable network utilizing common bit-loading”; U.S. Patent No. 8,085,802 (the “802 Patent”), entitled “Multimedia over coaxial cable access protocol”; U.S. Patent No. 9,838,213 (the “213 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 10,432,422 (the “422 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 8,631,450 (the “450 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,621,539 (the “539 patent”), entitled “Physical layer transmitter for use in a broadband local area network”; U.S. Patent No. 8,320,566 (the “0,566 patent”), entitled “Method and apparatus for performing constellation scrambling in a multimedia home network”; U.S. Patent No. 10,257,566 (the “7,566 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,228,910 (the “910 Patent”), entitled “Aggregating network packets for transmission to a destination mode”; and U.S. Patent No. 8,363,681 (the “681 patent”), entitled “Method and apparatus for using ranging measurements in a multimedia home network.” Generally, the patents relate to Multimedia over Coax Alliance standards and the manner in which we provide a whole-home DVR network over an on-premises coaxial cable network. Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV.

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

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on our petitions, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in our petition (and, on January 10, 2020, issued a final written decision invalidating the 535 patent in connection with a third-party’s independent petition). On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions to the United States Court of Appeals for the Federal Circuit. On June 29, 2020, the United States Patent and Trademark Office filed a notice of intervention in the appeal. On March 16, 2021, the Court of Appeals dismissed the appeal for lack of jurisdiction. On April 29, 2021, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a petition for rehearing, which was denied on June 28, 2021. On January 12, 2021, Realtime Adaptive Streaming filed a notice of dismissal of its claims on the 535 patent.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On July 30, 2021, the District Court granted summary judgment in favor of DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C., holding that the remaining asserted patent, the 610 patent, is invalid because it claims patent-ineligible abstract subject matter. Realtime Adaptive Streaming appealed that ruling to the United States Court of Appeals for the Federal Circuit, and on May 11, 2023, that Court affirmed the District Court’s summary judgment order. Independently, on September 21, 2021, in connection with an ex parte reexamination of the validity of the 610 patent, an examiner at the United States Patent and Trademark Office issued a final office action rejecting each asserted claim of the 610 patent as invalid over the cited prior art. On April 19, 2023, the Patent Trial and Appeal Board rejected Realtime Adaptive Streaming’s appeal and affirmed the examiner’s rejection of the asserted claims of the 610 patent. Realtime did not further appeal the Patent Trial and Appeal Board’s determination and, thus, the asserted claims of the 610 patent will be canceled. As a result, DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. no longer face any possible exposure from this matter, and the liability phase of this case is concluded.

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and that appeal is now fully briefed.

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against DISH Network in the United States District Court for the Western District of Texas. The complaint alleges that DISH Network infringes U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts” (the “302 patent”). On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon. On October 24, 2022, in response to the parties’ joint motion, the Court ordered the case against DISH Network transferred to the United States District Court for the District of Colorado. On December 1, 2022, SafeCast filed an amended complaint naming DISH Network L.L.C. and DISH Technologies L.L.C. as defendants and withdrawing the allegations as to DISH Network. On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent.

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

On April 20, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of one of the asserted claims of the 213 patent, and reexamination was ordered on June 16, 2022. On January 18, 2023, they filed another petition requesting ex parte reexamination of the validity of the four additional asserted claims of the 213 patent, and reexamination was ordered on April 17, 2023.

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

On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. All asserted claims have now been invalidated by the United States Patent and Trademark Office. TQ Delta filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings. On April 13, 2021, the Court lifted the stay, and the case is proceeding on the 243 patent and the 158 patent. On April 23 and April 26, 2021, the United States Patent and Trademark Office issued orders granting requests for ex parte reexamination of, respectively, the 243 patent and the 158 patent, but on July 27, 2023, the United States Patent and Trademark Office confirmed the challenged claims of the 243 patent. In a proposed supplemental report, TQ Delta’s damages expert contends that TQ Delta is entitled to $251 million in damages.

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

On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. Sling TV L.L.C. appealed that decision to the United States Court of Appeals for the Federal Circuit, and on February 2, 2022, the Federal Circuit vacated the final written decision and remanded to the United States Patent and Trademark Office to reconsider its ruling. On remand, on September 7, 2022, the United States Patent and Trademark Office issued a revised final written decision finding all challenged claims of the 273 patent invalid. On November 9, 2022, Uniloc filed a notice of appeal of that revised final written decision and briefing is underway.

On January 5, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 005 patent. On January 19, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 609 patent (and a second final written decision invalidating all challenged claims of the 609 patent based on a third-party’s petition).

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that, on May 13, 2015, Vermont National Telephone Company (“Vermont National”) filed against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of DISH Network’s board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint was unsealed after the United States Department of Justice notified the District Court that it had declined to intervene in the action. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See Note 10 “Commitments – DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 for further information.

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

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Revenue:	2023	2022	2023	2022

	(In thousands)
United States	$2,940,556	$3,109,961	$5,876,669	$6,234,928
Canada and Mexico	10,603	11,053	20,901	19,497
Total revenue	$2,951,159	$3,121,014	$5,897,570	$6,254,425

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Category:	2023	2022	2023	2022

	(In thousands)
Pay-TV subscriber and related revenue	$2,852,460	$3,093,765	$5,776,505	$6,202,078
Equipment sales and other revenue	98,699	27,249	121,065	52,347
Total	$2,951,159	$3,121,014	$5,897,570	$6,254,425

12.	Contract Balances

Our valuation and qualifying accounts as of June 30, 2023 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the six months ended June 30, 2023	$40,642	$33,060	$(34,801)	$38,901

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

	As of
	June 30,	December 31,
	2023	2022

	(In thousands)
Contract liabilities	$462,058	$506,815

Our beginning of period contract liability recorded as customer contract revenue during 2023 was $500 million.

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

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. As of June 30, 2023 and December 31, 2022 and during the three and six months ended June 30, 2023 and 2022, none of these agreements with EchoStar had a material impact on our financial condition or our results of operations.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Related Party Transactions with DISH Network

“Notes Receivable - DISH Network”

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 (our “Senior Secured Notes”) and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The Intercompany Loan is secured by: (i) the cash proceeds of the loan; and (ii) an interest in the wireless spectrum licenses acquired using such proceeds. Such collateral may be replaced by other then-existing wireless spectrum licenses held directly or indirectly by DISH Network of equivalent value (based upon a third-party valuation). The Intercompany Loan will mature in two tranches, with the first tranche maturing on December 1, 2026 (the “2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “2028 Tranche”). The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network under the 2026 Tranche. Interest accrues and is payable semiannually, and interest payments with respect to the Intercompany Loan are, at DISH Network’s option, payable in kind for the first two years. In the third year, beginning November 2023, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan must be paid in cash. Thereafter, beginning in November 2024, interest payments must be paid in cash. Interest accrues: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche. The Intercompany Loan is repayable by DISH Network in whole or in part, at any time or from time to time, at a price equal to 100% of the principal amount thereof, plus accrued but unpaid interest thereon. We may use the proceeds of any such pre-payment for general corporate purposes, including refinancing of indebtedness, but may not use any such prepaid amounts to make a cash dividend or distribution to DISH Network prior to the repayment in full of the Intercompany Loan. The 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 are subordinated to our existing and certain future unsecured notes with respect to certain realizations under the Intercompany Loan and any collateral pledged as security therefor. Any material amendments or modifications to the terms of the Intercompany Loan will require the written consent of the holders of a majority of the then-outstanding 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028. During the three months ended June 30, 2023 and 2022, we recorded $110 million and $105 million of “Interest income,” respectively, on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the six months ended June 30, 2023 and 2022, we recorded $221 million and $199 million of “Interest income,” respectively, on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of June 30, 2023 and December 31, 2022, “Notes receivable – DISH Network” on our Condensed Consolidated Balance Sheets was $7.382 billion and $7.160 billion, respectively, including interest paid in kind. In addition, as of June 30, 2023 and December 31, 2022, “Interest receivable – DISH Network” on our Condensed Consolidated Balance Sheets was $36 million ($17 million which must be paid in cash and $19 million which may be paid in kind), and $37 million (which was paid in kind), respectively.

“Accrued Taxes - DISH Network”

As of June 30, 2023, we accrued $130 million related to taxes payable to DISH Network in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Cost of services”

During the three months ended June 30, 2023 and 2022, we incurred expenses of $52 million and $49 million, respectively, for satellite capacity leased from DISH Network, and telemetry, tracking and control (“TT&C”) and other professional services provided to us by DISH Network. During the six months ended June 30, 2023 and 2022, we incurred expenses of $102 million and $97 million, respectively, for satellite capacity leased from DISH Network, and TT&C and other professional services provided to us by DISH Network. As a result of the Master Transaction Agreement, DISH Network is now a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Satellite Capacity Leased from DISH Network. On September 10, 2019, in connection with the Master Transaction Agreement, DISH Network entered into with EchoStar on May 19, 2019, we began leasing satellite capacity on satellites owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. See “Pay-TV Satellites” in Note 6 for further information. The term of each lease is set forth below:

●	EchoStar X, XI and XIV. On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar X, XI and XIV satellites. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. Pursuant to the Master Transaction Agreement, on September 10, 2019, the satellite capacity agreement we previously had with EchoStar for EchoStar X, XI and XIV was transferred to DISH Network and we began leasing satellite capacity on these satellites from a wholly-owned subsidiary of DISH Network as of the same date.

●	EchoStar XVI. In December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date. EchoStar XVI was launched in November 2012. Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and EchoStar amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year. Prior to expiration of the initial term, we had the option to renew for an additional five-year period. In May 2017, we exercised our first renewal option for an additional five-year period ending in January 2023. We have renewed and have the option to renew this agreement on a year-to-year basis through the end of the satellite’s life. There can be no assurance that the option to renew this agreement will be exercised. During 2018, we and EchoStar further amended the agreement to, among other things, allow us to place and use certain satellites at the 61.5 degree orbital location. Pursuant to the Master Transaction Agreement, on September 10, 2019, the transponder service agreement we previously had with EchoStar for EchoStar XVI was transferred to DISH Network and we began receiving transponder services from a wholly-owned subsidiary of DISH Network as of the same date.

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

Under the terms of the DISH Nimiq 5 Agreement, we made certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continued through the service term, which expired ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we had the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Pursuant to the Master Transaction Agreement, on September 10, 2019, the Telesat Transponder Agreement was transferred to DISH Network and we began receiving transponder services on the Nimiq 5 satellite from a wholly-owned subsidiary of DISH Network as of the same date. We have exercised our option to renew for a one-year period through September 2023. As discussed in Note 6, “Property and Equipment,” the Nimiq 5 satellite lease has been accounted for as a finance lease since September 2019. Expenses related to this lease are recorded in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During each of the three months ended June 30, 2023 and 2022, we recorded $8 million of “Depreciation and amortization” expense and $1 million and $3 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5. During each of the six months ended June 30, 2023 and 2022, we recorded $17 million of “Depreciation and amortization” expense and $3 million and $5 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5.

TT&C Agreement. Effective January 1, 2012, we entered into a TT&C agreement pursuant to which we received TT&C services from EchoStar for certain satellites (the “TT&C Agreement”). In February 2018, we amended the TT&C Agreement to, among other things, extend the term for one-year with four automatic one-year renewal periods. The fees for services provided under the TT&C Agreement were calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. We and EchoStar were able to terminate the TT&C Agreement for any reason upon 12 months’ notice. On May 19, 2019, DISH Network entered into a Master Transaction Agreement pursuant to which, on September 10, 2019, the assets and employees that provide these services were transferred to DISH Network. We began receiving TT&C services from a wholly-owned subsidiary of DISH Network as of the same date.

“Selling, general and administrative expenses”

During the three months ended June 30, 2023 and 2022, we incurred $1 million and $3 million, respectively, for selling, general and administrative expenses for services provided to us by DISH Network. During the six months ended June 30, 2023 and 2022, we incurred $4 million and $5 million, respectively, for selling, general and administrative expenses for services provided to us by DISH Network. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Other Agreements – DISH Network

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations. During the three months ended June 30, 2023 and 2022, the costs associated with these services were $31 million and $27 million, respectively. During the six months ended June 30, 2023 and 2022, the costs associated with these services were $66 million and $56 million, respectively.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$9,495	$10,471	$19,040	$22,428

	As of
	June 30,	December 31,
	2023	2022

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$7,735	$7,422
Commitments to NagraStar	$2,811	$3,272

14. Subsequent Events

On August 8, 2023, DISH Network entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EchoStar Corporation, a Nevada corporation (“EchoStar”), and Eagle Sub Corp, a Nevada corporation and a wholly owned subsidiary of DISH Network (“Merger Sub”).  DISH Network’s Board of Directors (the “Board”), acting upon the unanimous recommendation of a special transaction committee of independent directors of the Board, has unanimously approved and declared advisable the Merger Agreement and the transactions contemplated by the Merger Agreement.

The Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, DISH Network will acquire EchoStar by means of a merger of Merger Sub with and into EchoStar (the “Merger”), with EchoStar surviving the Merger as DISH Network’s wholly owned subsidiary. For more information and a copy of the Merger Agreement see Form 8-K of DISH Network Corporation filed August 8, 2023.

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

Other Developments

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

On February 28, 2023, we further disclosed that certain data had been extracted from our IT systems as part of this incident. Our investigation into the extent of the incident is now completed. We have determined that our customer databases were not accessed in this incident. However, we have confirmed that certain employee-related records as well as a limited number of other records containing personal information were among the data extracted. We have taken steps to protect the affected records and personal information, and we received confirmation that the extracted data has been deleted. While we have no evidence that this data has been misused, we have notified individuals whose data was extracted.

Our DISH TV and SLING TV services remained operational at all times during the incident. As of March 31, 2023, all significant systems had been restored.

During the first quarter of 2023, we and our parent, DISH Network, incurred substantially all of our cyber-security-related expenses for this matter, including, but not limited to, costs to remediate the incident and provide additional customer support. During the three months ended June 30, 2023, we and our parent, DISH Network, have not incurred material expenses resulting from the cyber-security incident and do not expect to incur material expenses in future periods. During the six months ended June 30, 2023, we and our parent, DISH Network, incurred approximately $30 million in cyber-security-related expenses, which are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Economic Environment

During 2022 and the first six months of 2023, we experienced significant inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

COVID-19 Update

The COVID-19 pandemic created unanticipated circumstances and uncertainty, disruption, and significant volatility in the economic environment generally, which have adversely affected, and may continue to adversely affect, our business operations, including, but not limited to, our supply chain, and could materially and adversely affect our business, financial condition and results of operations.  In addition, any resurgence in COVID-19 could adversely affect our business, financial condition and results of operations.

Pay-TV

We offer Pay-TV services under the DISH brand and the SLING brand. As of June 30, 2023, we had 8.904 million Pay-TV subscribers in the United States, including 6.901 million DISH TV subscribers and 2.003 million SLING TV subscribers. We promote our Pay-TV services by providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, and SLING Latino video programming services.

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

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts. In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. There can be no assurance that the removal of any channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future. As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

Other Developments

Adaptive Bitrate Streaming Patents

Through our subsidiaries, we hold dozens of issued United States and foreign patents that relate to Adaptive Bitrate Streaming.  On September 9, 2022, the chief administrative law judge at the United States International Trade Commission (“ITC”) issued an Initial Determination holding that the video streaming in certain Peloton, NordicTrack and Mirror exercise equipment infringes four of those patents, and recommended that the ITC prevent the importation of the infringing products.  On March 8, 2023, the ITC issued its Final Determination, which affirmed the Initial Determination for three of the four patents in all material aspects, and issued the recommended exclusion and cease and desist orders, which will become effective after a Presidential review period. On February 9, 2023, we entered into a confidential license agreement covering Mirror exercise equipment that resolves our litigation involving those products. On May 1, 2023, we entered into a $75 million license agreement covering Peloton exercise equipment that resolves our litigation involving those products. During the three and six months ended June 30, 2023, we recorded the $75 million license agreement in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We have not reached a settlement with respect to the NordicTrack infringing products and we intend to enforce this litigation and to pursue our related patent infringement claims against them.

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

Notes Receivable - DISH Network

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network. As of June 30, 2023, the total Intercompany Loan amount outstanding plus interest paid in kind was $7.382 billion, not including accrued interest receivable of $36 million, of which $17 million must be paid in cash.

New Accounting Pronouncements

See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Service revenue. “Service revenue” consists principally of Pay-TV subscriber revenue. Certain of the amounts included in “Service revenue” are not recurring on a monthly basis.

Equipment sales and other revenue. “Equipment sales and other revenue” principally includes the non-subsidized sales of Pay-TV equipment and the licensing of certain intellectual property.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,852,460	$3,093,765	$(241,305)	(7.8)
Equipment sales and other revenue	98,699	27,249	71,450	*
Total revenue	2,951,159	3,121,014	(169,855)	(5.4)

Costs and Expenses:
Cost of services	1,782,237	1,887,814	(105,577)	(5.6)
% of Service revenue	62.5%	61.0%
Cost of sales - equipment and other	22,438	21,922	516	2.4
Selling, general and administrative expenses	380,182	364,147	16,035	4.4
% of Total revenue	12.9%	11.7%
Depreciation and amortization	81,832	89,418	(7,586)	(8.5)
Total costs and expenses	2,266,689	2,363,301	(96,612)	(4.1)

Operating income (loss)	684,470	757,713	(73,243)	(9.7)

Other Income (Expense):
Interest income	111,404	113,281	(1,877)	(1.7)
Interest expense, net of amounts capitalized	(184,511)	(230,210)	45,699	19.9
Other, net	(95)	455	(550)	*
Total other income (expense)	(73,202)	(116,474)	43,272	37.2

Income (loss) before income taxes	611,268	641,239	(29,971)	(4.7)
Income tax (provision) benefit, net	(153,630)	(158,059)	4,429	2.8
Effective tax rate	25.1%	24.6%
Net income (loss)	$457,638	$483,180	$(25,542)	(5.3)

Other Data:
Pay-TV subscribers, as of period end (in millions)	8.904	9.988	(1.084)	(10.9)
DISH TV subscribers, as of period end (in millions)	6.901	7.791	(0.890)	(11.4)
SLING TV subscribers, as of period end (in millions)	2.003	2.197	(0.194)	(8.8)
Pay-TV subscriber additions (losses), net (in millions)	(0.294)	(0.257)	(0.037)	(14.4)
DISH TV subscriber additions (losses), net (in millions)	(0.197)	(0.202)	0.005	2.5
SLING TV subscriber additions (losses), net (in millions)	(0.097)	(0.055)	(0.042)	(76.4)
Pay-TV ARPU	$104.07	$101.30	$2.77	2.7
DISH TV subscriber additions, gross (in millions)	0.120	0.156	(0.036)	(23.1)
DISH TV churn rate	1.51%	1.51%	—%	*
DISH TV SAC	$1,169	$980	$189	19.3
Purchases of property and equipment	$30,028	$29,543	$485	1.6
EBITDA	$766,207	$847,586	$(81,379)	(9.6)
OIBDA	$766,302	$847,131	$(80,829)	(9.5)

* Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 197,000 net DISH TV subscribers during the three months ended June 30, 2023 compared to the loss of approximately 202,000 net DISH TV subscribers during the same period in 2022. This decrease in net DISH TV subscriber losses primarily resulted from lower DISH TV subscriber disconnects in 2023, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 97,000 net SLING TV subscribers during the three months ended June 30, 2023 compared to the loss of approximately 55,000 net SLING TV subscribers during the same period in 2022. The increase in net SLING TV subscriber losses were primarily related to higher SLING TV subscriber disconnects, partially offset by higher SLING TV subscriber activations in 2023. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers.

DISH TV subscribers, gross. During the three months ended June 30, 2023, we activated approximately 120,000 gross new DISH TV subscribers compared to approximately 156,000 gross new DISH TV subscribers during the same period in 2022, a decrease of 23.1%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended June 30, 2023 was 1.51% compared to 1.51% for the same period in 2022. While our churn rate remained unchanged in 2023, our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $2.852 billion for the three months ended June 30, 2023, a decrease of $241 million or 7.8% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $99 million for the three months ended June 30, 2023, an increase of $71 million compared to the same period in 2022. The increase in “Equipment sales and other revenue” compared to the same period in 2022 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products.

Pay-TV ARPU. Pay-TV ARPU was $104.07 during the three months ended June 30, 2023 versus $101.30 during the same period in 2022. The $2.77 or 2.7% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2022.

Cost of services. “Cost of services” totaled $1.782 billion during the three months ended June 30, 2023, a decrease of $106 million or 5.6% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended June 30, 2023 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 62.5% and 61.0% of “Service revenue” during the three months ended June 30, 2023 and 2022, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $380 million during the three months ended June 30, 2023, a $16 million or 4.4% increase compared to the same period in 2022. This change was primarily driven by higher marketing expenditures and an increase in costs to support our business.

Depreciation and amortization. “Depreciation and amortization” expense totaled $82 million during the three months ended June 30, 2023, an $8 million or 8.5% decrease compared to the same period in 2022. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

DISH TV SAC. DISH TV SAC was $1,169 during the three months ended June 30, 2023 compared to $980 during the same period in 2022, an increase of $189 or 19.3%. This change was primarily attributable to an increase in advertising costs per subscriber and higher installation costs due to an increase in labor and other installation costs.

During each of the three months ended June 30, 2023 and 2022, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $12 million.

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

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $185 million during the three months ended June 30, 2023, a decrease of $46 million compared to the same period in 2022. This decrease was primarily related to a reduction in interest expense resulting from the redemption of our 5 7/8% Senior Notes due 2022 on July 15, 2022 and our 5% Senior Notes due 2023 on March 15, 2023.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$5,776,505	$6,202,078	$(425,573)	(6.9)
Equipment sales and other revenue	121,065	52,347	68,718	*
Total revenue	5,897,570	6,254,425	(356,855)	(5.7)

Costs and Expenses:
Cost of services	3,638,829	3,777,910	(139,081)	(3.7)
% of Service revenue	63.0%	60.9%
Cost of sales - equipment and other	39,738	42,794	(3,056)	(7.1)
Selling, general and administrative expenses	715,902	765,898	(49,996)	(6.5)
% of Total revenue	12.1%	12.2%
Depreciation and amortization	165,732	185,334	(19,602)	(10.6)
Total costs and expenses	4,560,201	4,771,936	(211,735)	(4.4)

Operating income (loss)	1,337,369	1,482,489	(145,120)	(9.8)

Other Income (Expense):
Interest income	231,790	210,401	21,389	10.2
Interest expense, net of amounts capitalized	(383,311)	(462,579)	79,268	17.1
Other, net	(674)	1,245	(1,919)	*
Total other income (expense)	(152,195)	(250,933)	98,738	39.3

Income (loss) before income taxes	1,185,174	1,231,556	(46,382)	(3.8)
Income tax (provision) benefit, net	(294,253)	(303,965)	9,712	3.2
Effective tax rate	24.8%	24.7%
Net income (loss)	$890,921	$927,591	$(36,670)	(4.0)

Other Data:
Pay-TV subscribers, as of period end (in millions)	8.904	9.988	(1.084)	(10.9)
DISH TV subscribers, as of period end (in millions)	6.901	7.791	(0.890)	(11.4)
SLING TV subscribers, as of period end (in millions)	2.003	2.197	(0.194)	(8.8)
Pay-TV subscriber additions (losses), net (in millions)	(0.846)	(0.719)	(0.127)	(17.7)
DISH TV subscriber additions (losses), net (in millions)	(0.515)	(0.430)	(0.085)	(19.8)
SLING TV subscriber additions (losses), net (in millions)	(0.331)	(0.289)	(0.042)	(14.5)
Pay-TV ARPU	$103.38	$100.35	$3.03	3.0
DISH TV subscriber additions, gross (in millions)	0.233	0.315	(0.082)	(26.0)
DISH TV churn rate	1.74%	1.55%	0.19%	12.3
DISH TV SAC	$1,114	$1,035	$79	7.6
Purchases of property and equipment	$61,414	$60,432	$982	1.6
EBITDA	$1,502,427	$1,669,068	$(166,641)	(10.0)
OIBDA	$1,503,101	$1,667,823	$(164,722)	(9.9)

* Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 515,000 net DISH TV subscribers during the six months ended June 30, 2023 compared to the loss of approximately 430,000 net DISH TV subscribers during the same period in 2022. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We lost approximately 331,000 net SLING TV subscribers during the six months ended June 30, 2023 compared to the loss of approximately 289,000 net SLING TV subscribers during the same period in 2022. The increase in net SLING TV subscriber losses were primarily related to higher SLING TV subscriber disconnects, partially offset by higher SLING TV subscriber activations in 2023. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers.

DISH TV subscribers, gross. During the six months ended June 30, 2023, we activated approximately 233,000 gross new DISH TV subscribers compared to approximately 315,000 gross new DISH TV subscribers during the same period in 2022, a decrease of 26.0%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior, and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the six months ended June 30, 2023 was 1.74% compared to 1.55% for the same period in 2022. Our DISH TV churn rate for the six months ended June 30, 2023 was briefly elevated due to the cyber-security incident. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $5.777 billion for the six months ended June 30, 2023, a decrease of $426 million or 6.9% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $121 million for the six months ended June 30, 2023, an increase of $69 million compared to the same period in 2022. The increase in “Equipment sales and other revenue” compared to the same period in 2022 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products.

Pay-TV ARPU. Pay-TV ARPU was $103.38 during the six months ended June 30, 2023 versus $100.35 during the same period in 2022. The $3.03 or 3.0% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2022.

Cost of services. “Cost of services” totaled $3.639 billion during the six months ended June 30, 2023, a decrease of $139 million or 3.7% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the six months ended June 30, 2023 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. In addition, variable and retention costs per subscriber increased during the six months ended June 30, 2023 due to, among other things, approximately $30 million in cyber-security-related expenses incurred by us and DISH Network to remediate the incident and provide additional customer support. “Cost of services” represented 63.0% and 60.9% of “Service revenue” during the six months ended June 30, 2023 and 2022, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $716 million during the six months ended June 30, 2023, a $50 million or 6.5% decrease compared to the same period in 2022. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations.

Depreciation and amortization. “Depreciation and amortization” expense totaled $166 million during the six months ended June 30, 2023, a $20 million or 10.6% decrease compared to the same period in 2022. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the Anik F3 satellite. Through the first quarter of 2022, our Anik F3 satellite was accounted for as a finance lease. However, during April 2022, we extended the Anik F3 lease and, as a result, it is currently accounted for as an operating lease.

DISH TV SAC. DISH TV SAC was $1,114 during the six months ended June 30, 2023 compared to $1,035 during the same period in 2022, an increase of $79 or 7.6%. This change was primarily attributable to an increase in advertising costs per subscriber and higher installation costs due to an increase in labor and other installation costs.

During each of the six months ended June 30, 2023 and 2022, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $27 million.

Interest income. “Interest income” totaled $232 million during the six months ended June 30, 2023, a $21 million increase compared to the same period in 2022. This change was primarily related to non-cash interest income associated with our Intercompany Loan to DISH Network.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $383 million during the six months ended June 30, 2023, a decrease of $79 million compared to the same period in 2022. This decrease was primarily related to a reduction in interest expense resulting from the redemption of our 5 7/8% Senior Notes due 2022 on July 15, 2022 and our 5% Senior Notes due 2023 on March 15, 2023.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Net income (loss)	$457,638	$483,180	$890,921	$927,591
Interest, net	73,107	116,929	151,521	252,178
Income tax provision (benefit), net	153,630	158,059	294,253	303,965
Depreciation and amortization	81,832	89,418	165,732	185,334
EBITDA	$766,207	$847,586	$1,502,427	$1,669,068

The changes in EBITDA during the three and six months ended June 30, 2023, compared to the same periods in 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Operating income (loss)	$684,470	$757,713	$1,337,369	$1,482,489
Depreciation and amortization	81,832	89,418	165,732	185,334
OIBDA	$766,302	$847,131	$1,503,101	$1,667,823

The changes in OIBDA during the three and six months ended June 30, 2023, compared to the same periods in 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended June 30, 2023, filed on August 9, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date: August 9, 2023