Form 10-Q
period 2023-09-30
DISH DBS CORP
filed 2023-11-09
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of November 6, 2023, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

SUMMARY OF RISK FACTORS

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.
●	Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pay-TV business.
●	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

COVID-19 Pandemic

●	The COVID-19 pandemic and its impact on the economic environment generally, and on us specifically, have adversely impacted our business. Furthermore, any continuation or worsening of the pandemic and the economic environment could have a material adverse effect on our business, financial condition and results of operations.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.
●	Our programming expenses are increasing, which may adversely affect our future financial condition and results of operations.

i

●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
●	We have experienced and may continue to experience cyber-attacks or other malicious activities that disrupted or may continue to disrupt our business and any future failure or disruption of our information technology infrastructure and communications systems or those of third parties that we use in our operations, could harm our business.
●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.
●	We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.
●	Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.
●	We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.
●	We may have potential conflicts of interest with EchoStar due to our and DISH Network’s common ownership and management.
●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or hire qualified personnel may negatively affect our business, financial condition and results of operations.

Acquisition and Capital Structure Risks

●	Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we have made and may continue to make funds available to DISH Network in the form of cash distributions or loans in connection with the development of DISH Network’s wireless business.
●	Our parent, DISH Network, has made substantial noncontrolling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses, and we have made and may make additional cash distributions or loans to DISH Network so that DISH Network may fund the Northstar Entities and the SNR Entities including their obligation to purchase SNR Management’s ownership interest.
●	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.
●	We have substantial debt outstanding and may incur additional debt.
●	Our Senior Secured Notes (defined herein) are subordinated to our existing unsecured notes and certain future unsecured notes with respect to certain realizations under the Intercompany Loan (defined herein) and any collateral pledged as security therefor.
●	We may need additional capital, which may not be available on favorable terms, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman.

ii

Legal and Regulatory Risks

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	Our services depend on Federal Communications Commission (“FCC”) licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
●	If our internal controls are not effective, our business, DISH Network’s stock price and investor confidence in our financial results may be adversely affected.
●	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

Risks Related to the DISH Network Merger with EchoStar

●	Our parent, DISH Network, and EchoStar will be subject to a number of risks while the Merger remains pending, which may have an adverse effect on our respective businesses, and DISH Network and EchoStar may not realize the anticipated benefits of the Merger within expected timeframes or at all.

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

iii

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$402,796	$621,975
Marketable investment securities	84,721	282,733
Trade accounts receivable, net of allowance for credit losses of $45,046 and $40,642, respectively	542,934	660,808
Inventory	283,701	307,411
Interest receivable - DISH Network (Note 13)	69,960	—
Other current assets	160,509	176,935
Total current assets	1,544,621	2,049,862

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	54,271	53,525
Property and equipment, net	849,786	990,886
FCC authorizations	611,794	611,794
Other investment securities	92,222	93,806
Operating lease assets	93,294	130,454
Notes receivable - DISH Network (Note 13)	7,381,589	7,160,116
Interest receivable - DISH Network (Note 13)	76,111	36,912
Other noncurrent assets, net	122,855	116,026
Total noncurrent assets	9,281,922	9,193,519
Total assets	$10,826,543	$11,243,381

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$276,332	$385,899
Deferred revenue and other	468,355	555,151
Accrued programming	1,353,379	1,298,777
Accrued interest	222,749	180,823
Other accrued expenses	559,380	644,574
Current portion of long-term debt and finance lease obligations (Note 8)	50,877	1,484,101
Total current liabilities	2,931,072	4,549,325

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 8)	11,742,949	11,761,407
Deferred tax liabilities	286,632	352,748
Operating lease liabilities	59,372	75,142
Long-term deferred revenue and other long-term liabilities	218,695	209,288
Total long-term obligations, net of current portion	12,307,648	12,398,585
Total liabilities	15,238,720	16,947,910

Commitments and Contingencies (Note 9)

Stockholder’s Equity (Deficit):
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,545,606	1,532,906
Accumulated other comprehensive income (loss)	(2,468)	(2,445)
Accumulated earnings (deficit)	(5,955,315)	(7,234,990)
Total stockholder’s equity (deficit)	(4,412,177)	(5,704,529)
Total liabilities and stockholder’s equity (deficit)	$10,826,543	$11,243,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Service revenue	$2,759,948	$3,018,484	$8,536,453	$9,220,562
Equipment sales and other revenue	23,439	29,831	144,504	82,178
Total revenue	2,783,387	3,048,315	8,680,957	9,302,740

Costs and Expenses (exclusive of depreciation):
Cost of services	1,749,627	1,896,104	5,388,456	5,674,014
Cost of sales - equipment and other	24,881	22,018	64,619	64,812
Selling, general and administrative expenses	356,125	420,100	1,072,027	1,185,998
Depreciation and amortization	70,474	87,312	236,206	272,646
Total costs and expenses	2,201,107	2,425,534	6,761,308	7,197,470

Operating income (loss)	582,280	622,781	1,919,649	2,105,270

Other Income (Expense):
Interest income	112,715	112,919	344,505	323,320
Interest expense, net of amounts capitalized	(184,407)	(205,633)	(567,718)	(668,212)
Other, net	65	493	(609)	1,738
Total other income (expense)	(71,627)	(92,221)	(223,822)	(343,154)

Income (loss) before income taxes	510,653	530,560	1,695,827	1,762,116
Income tax (provision) benefit, net	(121,899)	(122,223)	(416,152)	(426,188)
Net income (loss)	$388,754	$408,337	$1,279,675	$1,335,928

Comprehensive Income (Loss):
Net income (loss)	$388,754	$408,337	$1,279,675	$1,335,928
Other comprehensive income (loss):
Foreign currency translation adjustments	(200)	(412)	(11)	(1,106)
Unrealized holding gains (losses) on available-for-sale debt securities	(1)	86	12	16
Deferred income tax (expense) benefit, net	(4)	(13)	(24)	1
Total other comprehensive income (loss), net of tax	(205)	(339)	(23)	(1,089)
Comprehensive income (loss)	$388,549	$407,998	$1,279,652	$1,334,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2021	$—	$1,492,174	$(1,262)	$(9,045,735)	$(7,554,823)
Non-cash, stock-based compensation	—	8,383	—	—	8,383
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	(76)	—	(76)
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	21	—	21
Foreign currency translation	—	—	(187)	—	(187)
Net income (loss)	—	—	—	444,411	444,411
Other	—	13	—	—	13
Balance, March 31, 2022	$—	$1,500,570	$(1,504)	$(8,601,324)	$(7,102,258)
Non-cash, stock-based compensation	—	7,888	—	—	7,888
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	6	—	6
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(7)	—	(7)
Foreign currency translation	—	—	(507)	—	(507)
Net income (loss)	—	—	—	483,180	483,180
Other	—	(13)	—	—	(13)
Balance, June 30, 2022	$—	$1,508,445	$(2,012)	$(8,118,144)	$(6,611,711)
Non-cash, stock-based compensation	—	16,663	—	—	16,663
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	86	—	86
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(13)	—	(13)
Foreign currency translation	—	—	(412)	—	(412)
Net income (loss)	—	—	—	408,337	408,337
Balance, September 30, 2022	$—	$1,525,108	$(2,351)	$(7,709,807)	$(6,187,050)

Balance, December 31, 2022	$—	$1,532,906	$(2,445)	$(7,234,990)	$(5,704,529)
Non-cash, stock-based compensation	—	6,131	—	—	6,131
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	12	—	12
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(13)	—	(13)
Foreign currency translation	—	—	136	—	136
Net income (loss)	—	—	—	433,283	433,283
Balance, March 31, 2023	$—	$1,539,037	$(2,310)	$(6,801,707)	$(5,264,980)
Non-cash, stock-based compensation	—	4,273	—	—	4,273
Change in unrealized holding gains (losses) on available-for-sale debt securities, net	—	—	1	—	1
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(7)	—	(7)
Foreign currency translation	—	—	53	—	53
Net income (loss)	—	—	—	457,638	457,638
Balance, June 30, 2023	$—	$1,543,310	$(2,263)	$(6,344,069)	$(4,803,022)
Non-cash, stock-based compensation	—	2,296	—	—	2,296
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(1)	—	(1)
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	—	—	(4)	—	(4)
Foreign currency translation	—	—	(200)	—	(200)
Net income (loss)	—	—	—	388,754	388,754
Balance, September 30, 2023	$—	$1,545,606	$(2,468)	$(5,955,315)	$(4,412,177)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$1,279,675	$1,335,928
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	236,206	272,646
Realized and unrealized losses (gains) on investments and other	(804)	1,149
Non-cash, stock-based compensation	12,700	32,934
Deferred tax expense (benefit)	(66,140)	(89,258)
Changes in allowance for credit losses	4,404	(1,971)
Other, net	32,376	36,492
Non-cash interest income - DISH Network	(260,671)	(306,671)
Changes in current assets and current liabilities, net	(68,964)	(156,593)
Net cash flows from operating activities	1,168,782	1,124,656

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	198,024	1,610,795
Purchases of property and equipment	(98,728)	(87,045)
Notes receivable - DISH Network	—	(1,500,000)
Other, net	3,914	3,817
Net cash flows from investing activities	103,210	27,567

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(39,987)	(31,022)
Redemption and repurchases of senior notes	(1,451,250)	(2,000,000)
Other, net	812	(1,138)
Net cash flows from financing activities	(1,490,425)	(2,032,160)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(218,433)	(879,937)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	675,500	1,428,618
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$457,067	$548,681

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of September 30, 2023, we had 8.840 million Pay-TV subscribers in the United States, including 6.720 million DISH TV subscribers and 2.120 million SLING TV subscribers.

Recent Developments

As previously disclosed, on August 8, 2023, our parent, DISH Network, entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with EchoStar and Eagle Sub Corp, a Nevada corporation and a wholly owned subsidiary of DISH Network (“Eagle Sub”), providing for the merger of Eagle Sub with and into EchoStar, with EchoStar surviving the merger as a wholly owned subsidiary of DISH Network. On October 2, 2023, DISH Network entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with EchoStar and EAV Corp., a Nevada corporation and a wholly owned subsidiary of EchoStar (“Merger Sub”), which revises the structure of the merger of DISH Network and EchoStar. The Amended Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as a wholly owned subsidiary of EchoStar. DISH Network’s Board of Directors, acting upon the unanimous recommendation of a special transaction committee of independent directors of its Board of Directors (the “DISH Network Special Committee”), unanimously approved, adopted and declared advisable the Amended Merger Agreement and the transactions contemplated by the Amended Merger Agreement.

For more information and a copy of the Amended Merger Agreement see the Form 8-K of DISH Network Corporation filed on October 3, 2023.

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

During the first quarter of 2023, we and our parent, DISH Network, incurred substantially all of our cyber-security-related expenses for this matter, including, but not limited to, costs to remediate the incident and provide additional customer support. During the second and third quarters of 2023, we and our parent, DISH Network, did not incur additional material expenses resulting from the cyber-security incident and do not expect to incur material expenses in future periods. During the nine months ended September 30, 2023, we and our parent, DISH Network, incurred approximately $30 million in cyber-security-related expenses, which are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

As of September 30, 2023 and December 31, 2022, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. See Note 4 for the fair value of our marketable investment securities.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Assets Recognized Related to the Costs to Obtain a Contract with a Subscriber

We recognize an asset for the incremental costs of obtaining a contract with a subscriber if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated subscriber life exceeding one year. During the three months ended September 30, 2023 and 2022, we capitalized $21 million and $24 million, respectively, under these programs.  The amortization expense related to these programs was $30 million and $37 million for the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, we capitalized $57 million and $68 million, respectively, under these programs.  The amortization expense related to these programs was $98 million and $118 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, we had a total of $189 million and $230 million, respectively, capitalized, net of amortization, on our Condensed Consolidated Balance Sheets. These amounts are capitalized in “Other current assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $95 million and $137 million for the three months ended September 30, 2023 and 2022, respectively. Advertising expenses totaled $293 million and $355 million for the nine months ended September 30, 2023 and 2022, respectively.

Research and Development

Research and development costs are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $11 million and $12 million for the three months ended September 30, 2023 and 2022, respectively. Research and development costs totaled $33 million and $34 million for the nine months ended September 30, 2023 and 2022, respectively.

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

	For the Nine Months Ended
	September 30,
	2023	2022

	(In thousands)
Cash paid for interest	$506,172	$657,039
Cash received for interest	10,706	13,456
Cash paid for income taxes	11,978	27,395
Cash paid for income taxes to DISH Network	568,689	489,819
Vendor financing	26,751	—

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

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30,	December 31,
	2023	2022

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$84,721	$282,733

Restricted cash and cash equivalents (1)	54,271	53,525

Other investment securities:
Other investment securities	92,222	93,806
Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$231,214	$430,064

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2023 and December 31, 2022, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$440,968	$54,577	$386,391	$—	$650,523	$99,437	$551,086	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$7,727	$7,727	$—	$—
Commercial paper	77,767	—	77,767	—	227,787	—	227,787	—
Corporate securities	5,670	—	5,670	—	46,764	—	46,764	—
Other	1,284	—	1,284	—	455	—	455	—
Total	$84,721	$—	$84,721	$—	$282,733	$7,727	$275,006	$—

As of September 30, 2023, restricted and non-restricted marketable investment securities included debt securities of $85 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2023	2022	2023	2022

	(In thousands)
Gains (losses) related to early redemption of debt	$755	$—	$804	$(1,149)
Equity in earnings (losses) of affiliates	(891)	(143)	(1,656)	1,818
Other	201	636	243	1,069
Total	$65	$493	$(609)	$1,738

5.Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2023	2022

	(In thousands)
Finished goods	$229,182	$252,939
Work-in-process and service repairs	34,053	19,351
Raw materials	20,466	35,121
Total inventory	$283,701	$307,411

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	September 30,	December 31,
	(In Years)	2023	2022

		(In thousands)
Equipment leased to customers	2-5	$1,223,198	$1,309,737
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements	15	174,685	174,685
Furniture, fixtures, equipment and other	2-20	1,058,612	1,054,619
Software	3-5	881,334	859,911
Buildings and improvements	5-40	294,883	295,375
Land	-	12,505	12,505
Construction in progress	-	43,702	35,326
Total property and equipment		4,377,832	4,431,071
Accumulated depreciation		(3,528,046)	(3,440,185)
Property and equipment, net		$849,786	$990,886

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Equipment leased to customers	$34,469	$47,737	$126,034	$148,750
Satellites	20,073	20,073	60,219	63,942
Buildings, furniture, fixtures, equipment and other	15,932	19,502	49,953	59,954
Total depreciation and amortization	$70,474	$87,312	$236,206	$272,646

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers or software.

Satellites

Pay-TV Satellites. We currently utilize nine satellites in geostationary orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on six satellites that we lease from DISH Network, which are accounted for as operating leases, except for Nimiq 5 which is accounted for as a finance lease and is depreciated over its economic life. We also lease one satellite from a third-party: Anik F3, which is accounted for as an operating lease. As of July 2023, we no longer lease the Ciel II satellite.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of September 30, 2023, our pay-TV satellite fleet consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A

Under Construction:
EchoStar XXV (1)	2026	110	N/A

Leased from DISH Network (2):
EchoStar X	February 2006	110	February 2024
EchoStar XI	July 2008	110	February 2024
EchoStar XIV	March 2010	119	February 2024
EchoStar XVI	November 2012	61.5	January 2024
EchoStar XXIII	March 2017	110	Month to month
Nimiq 5	September 2009	72.7	September 2024

Leased from Other Third-Party:
Anik F3	April 2007	118.7	April 2025

(1)	On March 20, 2023, DISH Network entered into a contract with Maxar Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the continental United States (“CONUS”) and is intended to be used at the 110 degree orbital location. Subsequent to September 30, 2023, DISH Network entered into an agreement with Space Exploration Technologies Corp (“SpaceX”) for launch services for this satellite, which is expected to be launched during 2026.
(2)	See Note 13 for further information on our Related Party Transactions with DISH Network.

7.	Leases

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Operating lease cost (1)	$14,109	$42,585	$57,116	$124,187

Short-term lease cost (1)(2)	46,080	16,143	123,379	58,132

Finance lease cost:
Amortization of right-of-use assets	8,591	8,619	25,815	29,703
Interest on lease liabilities	1,096	2,009	3,992	6,777
Total finance lease cost	9,687	10,628	29,807	36,480
Total lease costs	$69,876	$69,356	$210,302	$218,799

(1)	The decrease in “Operating lease cost” is primarily related to our intercompany satellite leases with DISH Network, which were reclassified to “Short-term lease costs” during 2022 and the first quarter of 2023. All of our satellite operating leases with DISH Network are now short-term leases.
(2)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended
	September 30,
	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$82,919	$122,987
Operating cash flows from finance leases	$5,780	$6,735
Financing cash flows from finance leases	$37,167	$31,022

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$20,030	$70,115
Finance leases	$—	$—

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of
	September 30,	December 31,
	2023	2022

	(In thousands)
Operating Leases:
Operating lease assets	$93,294	$130,454

Other current liabilities	$39,119	$60,203
Operating lease liabilities	59,372	75,142
Total operating lease liabilities	$98,491	$135,345

Finance Leases:
Property and equipment, gross	$175,704	$175,704
Accumulated depreciation	(141,305)	(115,469)
Property and equipment, net	$34,399	$60,235

Other current liabilities	$40,967	$38,102
Other long-term liabilities	—	31,104
Total finance lease liabilities	$40,967	$69,206

Weighted Average Remaining Lease Term:
Operating leases	4.0 years	3.7 years
Finance leases	1.0 years	1.8 years

Weighted Average Discount Rate:
Operating leases	7.5%	7.2%
Finance leases	10.0%	10.0%

Maturities of lease liabilities as of September 30, 2023 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2023 (remaining three months)	$13,354	$10,716	$24,070
2024	39,125	32,147	71,272
2025	22,789	—	22,789
2026	12,540	—	12,540
2027	6,787	—	6,787
Thereafter	23,470	—	23,470
Total lease payments	118,065	42,863	160,928
Less: Imputed interest	(19,574)	(1,896)	(21,470)
Total	98,491	40,967	139,458
Less: Current portion	(39,119)	(40,967)	(80,086)
Long-term portion of lease obligations	$59,372	$—	$59,372

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.	Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5% Senior Notes due 2023 (1)	$—	$—	$1,443,179	$1,441,635
5 7/8% Senior Notes due 2024 (2)	1,989,139	1,855,529	2,000,000	1,870,940
7 3/4% Senior Notes due 2026	2,000,000	1,504,760	2,000,000	1,620,280
5 1/4% Senior Secured Notes due 2026	2,750,000	2,338,683	2,750,000	2,336,813
7 3/8% Senior Notes due 2028	1,000,000	634,930	1,000,000	708,320
5 3/4% Senior Secured Notes due 2028	2,500,000	1,928,025	2,500,000	2,013,675
5 1/8% Senior Notes due 2029	1,500,000	841,710	1,500,000	976,755
Other notes payable	42,260	42,260	18,329	18,329
Subtotal	11,781,399	$9,145,897	13,211,508	$10,986,747
Unamortized deferred financing costs and debt discounts, net	(28,540)		(35,206)
Finance lease obligations (3)	40,967		69,206
Total long-term debt and finance lease obligations (including current portion)	$11,793,826		$13,245,508

(1)	We had repurchased or redeemed the principal balance of our 5% Senior Notes due 2023 as of March 15, 2023, the instrument’s maturity date.
(2)	During both the three and nine months ended September 30, 2023, we repurchased approximately $11 million of our 5 7/8% Senior Notes due 2024 in open market trades. The remaining balance of approximately $1.989 billion matures on November 15, 2024.
(3)	Disclosure regarding fair value of finance leases is not required.

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

“Other long-term obligations” totaled $3.705 billion as of September 30, 2023 and $5.146 billion as of December 31, 2022. As of September 30, 2023, our future “Other long-term obligations” were as follows:

For the Years Ending December 31,	Other Long-Term Obligations (1)
(In thousands)
2023 (remaining three months)	$963,970
2024	1,351,825
2025	739,613
2026	524,473
2027	125,084
Thereafter	—
Total	$3,704,965

(1)	Represents obligations associated with DISH Network’s Wireless segment and satellite related and other obligations.

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

On March 20, 2023, DISH Network entered into a contract with Maxar Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the CONUS and is intended to be used at the 110 degree orbital location. This satellite is expected to be launched during 2026. Subsequent to September 30, 2023, DISH Network entered into an agreement with SpaceX for launch services for this satellite, which is expected to be launched during 2026. The satellite construction costs for EchoStar XXV and any future lease obligations are not included in “Other long-term obligations” above.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network’s Spectrum and 5G Network Deployment

DISH Network has invested a total of over $30 billion in wireless spectrum licenses, which includes over $10 billion in noncontrolling investments in certain entities. DISH Network’s wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. DISH Network plans to commercialize its wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (the “5G Network Deployment”). DISH Network currently expects capital expenditures, excluding capitalized interest, for its 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022 and in the first nine months of 2023. DISH Network may need to make significant additional investments or partner with others to, among other things, continue its 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly.

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

In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have made cash distributions and the Intercompany Loan to partially finance these efforts to date and may make additional cash distributions or loans to finance, in whole or in part, DISH Network’s future efforts, including, among other things, any potential Northstar re-auction payment. There can be no assurance that DISH Network will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy these wireless spectrum licenses.

Agreements in Connection with the Asset Purchase Agreement

On July 1, 2020, DISH Network completed the Boost Mobile Acquisition. In connection with the closing of the Boost Mobile Acquisition, DISH Network and T-Mobile entered into, among other things, a spectrum purchase agreement for the option to purchase all of Sprint’s 800 MHz spectrum licenses for approximately $3.59 billion (“License Purchase Agreement”). The $3.59 billion is not included in “Other long-term obligations” above. If DISH Network elects to not exercise the option to purchase the 800 MHz spectrum licenses pursuant to the License Purchase Agreement or it expires, DISH Network was potentially subject to pay T-Mobile a fee of approximately $72 million per the License Purchase Agreement, under certain circumstances. In conjunction with an amendment that modifies the License Purchase Agreement, the $72 million fee has been superseded by an upfront payment of $100 million related to an extension of the deadline to April 1, 2024. DISH Network paid the $100 million on October 25, 2023. This amount is fully creditable against the purchase price in the event DISH Network exercises its option to purchase the 800 MHz spectrum licenses from T-Mobile.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

During 2015, through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network initially made over $10 billion in certain noncontrolling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively. On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively. Subsequent to September 30, 2023, the FCC consented to the sale of Northstar Manager LLC’s ownership interests in Northstar Spectrum to DISH Network, which it purchased on October 12, 2023. The SNR Entities may need to raise significant additional capital in the future, which may be obtained from third-party sources or from DISH Network, so that the SNR Entities may commercialize, build-out and integrate these AWS-3 Licenses, comply with regulations applicable to such AWS-3 Licenses, and make any potential payments related to the re-auction of AWS-3 licenses retained by the FCC. Depending upon the nature and scope of such commercialization, build-out and integration efforts, regulatory compliance, and potential re-auction payments, any such loans, equity contributions or partnerships could vary significantly. For further information regarding the potential re-auction of AWS-3 licenses retained by the FCC, see Note 10 “Commitments – DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

We have made and may make additional cash distributions and loans to DISH Network so that DISH Network may fund the SNR Entities related to DISH Network’s noncontrolling investments in this entity. There can be no assurance that DISH Network will be able to obtain a profitable return on its noncontrolling investments in the SNR Entities.

We may need to raise additional capital in the future, which may not be available on favorable terms, to among other things, continue investing in our business and to pursue acquisitions and other strategic transactions.

See Note 10 “Commitments and Contingencies – Wireless – 5G Network Deployment” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 for further information.

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

Data Breach Class Actions

On May 9, 2023, Susan Owen-Brooks, an alleged customer, filed a putative class action complaint against DISH Network in the United States District Court for the District of Colorado. She purports to represent a nationwide class of all individuals in the United States who allegedly had private information stolen as a result of the February 23, 2023 Cyber-security Incident (and a North Carolina statewide subclass of the same individuals). On behalf of the nationwide class, she alleges claims for contractual breaches, negligence and unjust enrichment (and, on behalf of the North Carolina subclass only, violation of the North Carolina Deceptive Trade Practices Act), and seeks monetary damages, injunctive relief and a declaratory judgment. Since that filing, ten additional putative class action complaints have been filed in the United States District Court for the District of Colorado, purporting to represent the same nationwide class of people, and Owen-Brooks has filed an amended complaint. On August 2, 2023, the Court issued an order consolidating the first ten cases (the eleventh was dismissed).

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

In January and February of 2023, DISH Network L.L.C. and Dish Network Service L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 715 patent, all claims of the 008 patent, and 25 claims of the 576 patent, which includes all of its asserted claims. In August and September 2023, the Patent Office denied institution on the petitions challenging the 715 patent and the 576 patent. In September 2023, at the parties’ joint request, the Patent Office dismissed the petition challenging the 008 patent, as Entropic agreed to drop its claims against DISH Network on that patent.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Entropic Communications, LLC (second action)

On February 10, 2023, Entropic filed a second lawsuit against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent No. 7,295,518 (the “518 patent”), entitled “Broadband network for coaxial cable using multi-carrier modulation”; U.S. Patent No. 7,594,249 (the “249 patent”), entitled “Network interface device and broadband local area network using coaxial cable”; U.S. Patent Nos. 7,889,759 (the “759 patent”), entitled “Broadband cable network utilizing common bit-loading”; U.S. Patent No. 8,085,802 (the “802 Patent”), entitled “Multimedia over coaxial cable access protocol”; U.S. Patent No. 9,838,213 (the “213 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 10,432,422 (the “422 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 8,631,450 (the “450 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,621,539 (the “539 patent”), entitled “Physical layer transmitter for use in a broadband local area network”; U.S. Patent No. 8,320,566 (the “0,566 patent”), entitled “Method and apparatus for performing constellation scrambling in a multimedia home network”; U.S. Patent No. 10,257,566 (the “7,566 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,228,910 (the “910 Patent”), entitled “Aggregating network packets for transmission to a destination mode”; and U.S. Patent No. 8,363,681 (the “681 patent”), entitled “Method and apparatus for using ranging measurements in a multimedia home network.” Generally, the patents relate to Multimedia over Coax Alliance standards and the manner in which we provide a whole-home DVR network over an on-premises coaxial cable network. Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV. On September 7, 2023, the Court granted the motion of DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation to dismiss the claims arising from the 7,566 patent and the 910 patent on the grounds that they claimed in eligible subject matter.

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

Jaramillo (Securities Class Action)

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

In August 2023, the Court appointed a new lead plaintiff and lead plaintiff’s counsel, and on October 20, 2023, they filed an amended complaint that abandoned the original allegations. In their amended complaint, plaintiffs allege that, during the class period, the defendants concealed problems concerning the 5G network buildout that prevented scaling and commercializing the network to obtain enterprise customers. The amended complaint adds as individual defendants James S. Allen, our Senior Vice President and Chief Accounting Officer; John Swieringa, our President, Technology and Chief Operating Officer; Dave Mayo, our former Executive Vice President of Network Development; Marc Rouanne, our Executive Vice President and Chief Network Officer; and Stephen Bye, our former Executive Vice President and Chief Commercial Officer.

DISH Network intends to vigorously defend this case. DISH Network cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against DISH Network, DISH Network’s Board of Directors, and DISH Network’s Retirement Plan Committee alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds. On February 1, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the complaint be granted, and on March 27, 2023, the district court judge granted the motion. As permitted by the Court’s order, the plaintiffs filed an amended complaint on April 10, 2023, which is limited to allegations regarding the alleged underperformance of the Fidelity Freedom Funds. On November 7, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the amended complaint be denied as to the duty to prudently monitor fund performance, but be granted as to the duty of loyalty.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against DISH Network in the United States District Court for the Western District of Texas. The complaint alleges that DISH Network infringes U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts” (the “302 patent”). On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon. On October 24, 2022, in response to the parties’ joint motion, the Court ordered the case against DISH Network transferred to the United States District Court for the District of Colorado. On December 1, 2022, SafeCast filed an amended complaint naming DISH Network L.L.C. and DISH Technologies L.L.C. as defendants and withdrawing the allegations as to DISH Network. On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent. On August 28, 2023, the Court granted our motion to stay the case pending resolution of the petition.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On March 22, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the adverse final written decision regarding the 456 patent, and on April 8, 2022, they filed a notice of appeal to the same court from the adverse final written decision regarding the 796 patent. The appeal on the 456 patent was voluntarily dismissed on December 6, 2022. The Federal Circuit heard oral argument on the 796 patent appeal on October 3, 2023, and affirmed the United States Patent and Trademark Office’s adverse final written decision on October 5, 2023.

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

On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. Sling TV L.L.C. appealed that decision to the United States Court of Appeals for the Federal Circuit, and on February 2, 2022, the Federal Circuit vacated the final written decision and remanded to the United States Patent and Trademark Office to reconsider its ruling. On remand, on September 7, 2022, the United States Patent and Trademark Office issued a revised final written decision finding all challenged claims of the 273 patent invalid. On November 9, 2022, Uniloc filed a notice of appeal of that revised final written decision and briefing was completed on August 11, 2023.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that, on May 13, 2015, Vermont National Telephone Company (“Vermont National”) filed against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of DISH Network’s board of directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint was unsealed after the United States Department of Justice notified the District Court that it had declined to intervene in the action. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See Note 10 “Commitments – DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 for further information.

Thereafter, the District Court maintained the stay until October 26, 2018. On February 11, 2019, the District Court granted Vermont National’s unopposed motion for leave to file an amended complaint. On March 28, 2019, the defendants filed a motion to dismiss Vermont National’s amended complaint, and on March 23, 2021, the District Court granted the motion to dismiss. On April 21, 2021, Vermont National filed a notice of appeal to the United States Court of Appeals for the DC Circuit and, on May 17, 2022, that court reversed the District Court’s dismissal of the complaint. On June 16, 2022, the Defendants-Appellees filed a petition for rehearing or rehearing en banc, but on August 17, 2022, that petition was denied. On August 25, 2023, the FCC provided a sworn declaration stating that “the FCC considers SNR and Northstar to have fully and timely satisfied their obligations to pay money to the Government arising from the AWS-3 Auction.” On that basis, on September 22, 2023, the Defendants filed a motion seeking partial summary judgment of no damages. On September 26, 2023, the Court denied the motion as premature.

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

The following table summarizes revenue by geographic region:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2023	2022	2023	2022

	(In thousands)
United States	$2,773,411	$3,035,327	$8,650,080	$9,270,255
Canada and Mexico	9,976	12,988	30,877	32,485
Total revenue	$2,783,387	$3,048,315	$8,680,957	$9,302,740

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Category:	2023	2022	2023	2022

	(In thousands)
Pay-TV subscriber and related revenue	$2,759,948	$3,018,484	$8,536,453	$9,220,562
Equipment sales and other revenue	23,439	29,831	144,504	82,178
Total	$2,783,387	$3,048,315	$8,680,957	$9,302,740

12.	Contract Balances

Our valuation and qualifying accounts as of September 30, 2023 were as follows:

Allowance for credit losses	Balance at Beginning of Period	Current Period Provision for Expected Credit Losses	Write-offs Charged Against Allowance	Balance at End of Period

	(In thousands)
For the nine months ended September 30, 2023	$40,642	$52,577	$(48,173)	$45,046

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

	As of
	September 30,	December 31,
	2023	2022

	(In thousands)
Contract liabilities	$462,070	$506,815

Our beginning of period contract liability recorded as customer contract revenue during 2023 was $501 million.

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

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. As of September 30, 2023 and December 31, 2022 and during the three and nine months ended September 30, 2023 and 2022, none of these agreements with EchoStar had a material impact on our financial condition or our results of operations.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Related Party Transactions with DISH Network

“Notes Receivable - DISH Network”

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 (our “Senior Secured Notes”) and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The Intercompany Loan is secured by: (i) the cash proceeds of the loan; and (ii) an interest in the wireless spectrum licenses acquired using such proceeds. Such collateral may be replaced by other then-existing wireless spectrum licenses held directly or indirectly by DISH Network of equivalent value (based upon a third-party valuation). The Intercompany Loan will mature in two tranches, with the first tranche maturing on December 1, 2026 (the “2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “2028 Tranche”). The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network under the 2026 Tranche. Interest accrues and is payable semiannually, and interest payments with respect to the Intercompany Loan are, at DISH Network’s option, payable in kind for the first two years. In the third year, beginning November 2023, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan must be paid in cash. Thereafter, beginning in November 2024, interest payments must be paid in cash. Interest accrues: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.75% per annum in excess of the Cash Accrual Rate for the applicable tranche. The Intercompany Loan is repayable by DISH Network in whole or in part, at any time or from time to time, at a price equal to 100% of the principal amount thereof, plus accrued but unpaid interest thereon. We may use the proceeds of any such pre-payment for general corporate purposes, including refinancing of indebtedness, but may not use any such prepaid amounts to make a cash dividend or distribution to DISH Network prior to the repayment in full of the Intercompany Loan. The 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 are subordinated to our existing and certain future unsecured notes with respect to certain realizations under the Intercompany Loan and any collateral pledged as security therefor. Any material amendments or modifications to the terms of the Intercompany Loan will require the written consent of the holders of a majority of the then-outstanding 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028. During the three months ended September 30, 2023 and 2022, we recorded $110 million and $108 million of “Interest income,” respectively, on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the nine months ended September 30, 2023 and 2022, we recorded $331 million and $307 million of “Interest income,” respectively, on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2023 and December 31, 2022, “Notes receivable – DISH Network” on our Condensed Consolidated Balance Sheets was $7.382 billion and $7.160 billion, respectively, including interest paid in kind. In addition, as of September 30, 2023 and December 31, 2022, “Interest receivable – DISH Network” on our Condensed Consolidated Balance Sheets was $146 million ($70 million which must be paid in cash and $76 million which may be paid in kind), and $37 million (which was paid in kind), respectively.

“Accrued Taxes - DISH Network”

As of September 30, 2023, we accrued $56 million related to taxes payable to DISH Network in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Cost of services”

During the three months ended September 30, 2023 and 2022, we incurred expenses of $52 million and $48 million, respectively, for satellite capacity leased from DISH Network, and telemetry, tracking and control (“TT&C”) and other professional services provided to us by DISH Network. During the nine months ended September 30, 2023 and 2022, we incurred expenses of $154 million and $145 million, respectively, for satellite capacity leased from DISH Network, and TT&C and other professional services provided to us by DISH Network. As a result of the Master Transaction Agreement, DISH Network is now a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Under the terms of the DISH Nimiq 5 Agreement, we made certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continued through the service term, which expired ten years following the date the Nimiq 5 satellite was placed into service. Upon expiration of the initial term, we had the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Pursuant to the Master Transaction Agreement, on September 10, 2019, the Telesat Transponder Agreement was transferred to DISH Network and we began receiving transponder services on the Nimiq 5 satellite from a wholly-owned subsidiary of DISH Network as of the same date. We have exercised our option to renew for a one-year period through September 2024. As discussed in Note 6, “Property and Equipment,” the Nimiq 5 satellite lease has been accounted for as a finance lease since September 2019. Expenses related to this lease are recorded in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During each of the three months ended September 30, 2023 and 2022, we recorded $9 million of “Depreciation and amortization” expense and $1 million and $2 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5. During each of the nine months ended September 30, 2023 and 2022, we recorded $26 million of “Depreciation and amortization” expense and $4 million and $7 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5.

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

“Selling, general and administrative expenses”

During each of the three months ended September 30, 2023 and 2022, we incurred $3 million for selling, general and administrative expenses for services provided to us by DISH Network. During the nine months ended September 30, 2023 and 2022, we incurred $7 million and $8 million, respectively, for selling, general and administrative expenses for services provided to us by DISH Network. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

Other Agreements – DISH Network

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations. During the three months ended September 30, 2023 and 2022, the costs associated with these services were $31 million and $33 million, respectively. During the nine months ended September 30, 2023 and 2022, the costs associated with these services were $97 million and $89 million, respectively.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$8,972	$10,285	$28,012	$32,713

	As of
	September 30,	December 31,
	2023	2022

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$7,235	$7,422
Commitments to NagraStar	$2,504	$3,272

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

Overview

We currently operate one business segment, Pay-TV.

Our Pay-TV business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value. We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/ downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). We promote our Pay-TV services by providing our subscribers with a better “price-to-value” relationship and experience than those available from other subscription television service providers. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative.

Recent Developments

On August 8, 2023, our parent, DISH Network, entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with EchoStar Corporation, a Nevada corporation (“EchoStar”), and Eagle Sub Corp, a Nevada corporation and a wholly owned subsidiary of DISH Network (“Eagle Sub”), providing for the merger of Eagle Sub with and into EchoStar, with EchoStar surviving the merger as a wholly owned subsidiary of DISH Network. On October 2, 2023, DISH Network entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with EchoStar and EAV Corp., a Nevada corporation and a wholly owned subsidiary of EchoStar (“Merger Sub”), which revises the structure of the merger of DISH Network and EchoStar. The Amended Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as a wholly owned subsidiary of EchoStar. DISH Network’s Board of Directors, acting upon the unanimous recommendation of a special transaction committee of independent directors of its Board of Directors (the “DISH Network Special Committee”), unanimously approved, adopted and declared advisable the Amended Merger Agreement and the transactions contemplated by the Amended Merger Agreement.

For more information and a copy of the Amended Merger Agreement see the Form 8-K of DISH Network Corporation filed on October 3, 2023.

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

During the first quarter of 2023, we and our parent, DISH Network, incurred substantially all of our cyber-security-related expenses for this matter, including, but not limited to, costs to remediate the incident and provide additional customer support. During the second and third quarters of 2023, we and our parent, DISH Network, did not incur additional material expenses resulting from the cyber-security incident and do not expect to incur material expenses in future periods. During the nine months ended September 30, 2023, we and our parent, DISH Network, incurred approximately $30 million in cyber-security-related expenses, which are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Economic Environment

During 2022 and the first nine months of 2023, we experienced significant inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

Pay-TV

We offer Pay-TV services under the DISH brand and the SLING brand. As of September 30, 2023, we had 8.840 million Pay-TV subscribers in the United States, including 6.720 million DISH TV subscribers and 2.120 million SLING TV subscribers. We promote our Pay-TV services by providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, SLING Latino and SLING Freestream video programming services.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are increasing their Internet-based video offerings. We also face competition from providers of video content, many of which are providers of our programming content, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to, Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, Max, STARZ, Peacock, Fubo, Philo and Tubi.

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

Other Developments

Adaptive Bitrate Streaming Patents

Through our subsidiaries, we hold dozens of issued United States and foreign patents that relate to Adaptive Bitrate Streaming.  On September 9, 2022, the chief administrative law judge at the United States International Trade Commission (“ITC”) issued an Initial Determination holding that the video streaming in certain Peloton, NordicTrack and Mirror exercise equipment infringes four of those patents, and recommended that the ITC prevent the importation of the infringing products.  On March 8, 2023, the ITC issued its Final Determination, which affirmed the Initial Determination for three of the four patents in all material aspects, and issued the recommended exclusion and cease and desist orders, which will become effective after a Presidential review period. On February 9, 2023, we entered into a confidential license agreement covering Mirror exercise equipment that resolves our litigation involving those products. On May 1, 2023, we entered into a $75 million license agreement covering Peloton exercise equipment that resolves our litigation involving those products. During the nine months ended September 30, 2023, we recorded the $75 million license agreement in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We have not reached a settlement with respect to the NordicTrack infringing products and we intend to enforce this litigation and to pursue our related patent infringement claims against them.

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

During both the three and nine months ended September 30, 2023, we repurchased approximately $11 million of our 5 7/8% Senior Notes due 2024 in open market trades. The remaining balance of approximately $1.989 billion matures on November 15, 2024.

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

Notes Receivable - DISH Network

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network. As of September 30, 2023, the total Intercompany Loan amount outstanding plus interest paid in kind was $7.382 billion, not including accrued interest receivable of $146 million, of which $70 million must be paid in cash.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,759,948	$3,018,484	$(258,536)	(8.6)
Equipment sales and other revenue	23,439	29,831	(6,392)	(21.4)
Total revenue	2,783,387	3,048,315	(264,928)	(8.7)

Costs and Expenses:
Cost of services	1,749,627	1,896,104	(146,477)	(7.7)
% of Service revenue	63.4%	62.8%
Cost of sales - equipment and other	24,881	22,018	2,863	13.0
Selling, general and administrative expenses	356,125	420,100	(63,975)	(15.2)
% of Total revenue	12.8%	13.8%
Depreciation and amortization	70,474	87,312	(16,838)	(19.3)
Total costs and expenses	2,201,107	2,425,534	(224,427)	(9.3)

Operating income (loss)	582,280	622,781	(40,501)	(6.5)

Other Income (Expense):
Interest income	112,715	112,919	(204)	(0.2)
Interest expense, net of amounts capitalized	(184,407)	(205,633)	21,226	10.3
Other, net	65	493	(428)	(86.8)
Total other income (expense)	(71,627)	(92,221)	20,594	22.3

Income (loss) before income taxes	510,653	530,560	(19,907)	(3.8)
Income tax (provision) benefit, net	(121,899)	(122,223)	324	0.3
Effective tax rate	23.9%	23.0%
Net income (loss)	$388,754	$408,337	$(19,583)	(4.8)

Other Data:
Pay-TV subscribers, as of period end (in millions)	8.840	10.018	(1.178)	(11.8)
DISH TV subscribers, as of period end (in millions)	6.720	7.607	(0.887)	(11.7)
SLING TV subscribers, as of period end (in millions)	2.120	2.411	(0.291)	(12.1)
Pay-TV subscriber additions (losses), net (in millions)	(0.064)	0.030	(0.094)	*
DISH TV subscriber additions (losses), net (in millions)	(0.181)	(0.184)	0.003	1.6
SLING TV subscriber additions (losses), net (in millions)	0.117	0.214	(0.097)	(45.3)
Pay-TV ARPU	$105.25	$102.07	$3.18	3.1
DISH TV subscriber additions, gross (in millions)	0.142	0.170	(0.028)	(16.5)
DISH TV churn rate	1.58%	1.53%	0.05%	3.3
DISH TV SAC	$1,065	$1,029	$36	3.5
Purchases of property and equipment	$37,314	$26,613	$10,701	40.2
EBITDA	$652,819	$710,586	$(57,767)	(8.1)
OIBDA	$652,754	$710,093	$(57,339)	(8.1)

* Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 181,000 net DISH TV subscribers during the three months ended September 30, 2023 compared to the loss of approximately 184,000 net DISH TV subscribers during the same period in 2022. This decrease in net DISH TV subscriber losses primarily resulted from lower DISH TV subscriber disconnects in 2023, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We added approximately 117,000 net SLING TV subscribers during the three months ended September 30, 2023 compared to the addition of approximately 214,000 net SLING TV subscribers during the same period in 2022. The decrease in net SLING TV subscriber additions was primarily related to lower SLING TV subscriber activations and higher SLING TV subscriber disconnects in 2023. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the three months ended September 30, 2023, we activated approximately 142,000 gross new DISH TV subscribers compared to approximately 170,000 gross new DISH TV subscribers during the same period in 2022, a decrease of 16.5%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended September 30, 2023 was 1.58% compared to 1.53% for the same period in 2022. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $2.760 billion for the three months ended September 30, 2023, a decrease of $259 million or 8.6% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $105.25 during the three months ended September 30, 2023 versus $102.07 during the same period in 2022. The $3.18 or 3.1% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2022.

Cost of services. “Cost of services” totaled $1.750 billion during the three months ended September 30, 2023, a decrease of $146 million or 7.7% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and lower variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. In addition, programming costs per subscriber increased during the three months ended September 30, 2023 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 63.4% and 62.8% of “Service revenue” during the three months ended September 30, 2023 and 2022, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $356 million during the three months ended September 30, 2023, a $64 million or 15.2% decrease compared to the same period in 2022. This change was primarily driven by lower marketing expenditures and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $70 million during the three months ended September 30, 2023, a $17 million or 19.3% decrease compared to the same period in 2022. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

DISH TV SAC. DISH TV SAC was $1,065 during the three months ended September 30, 2023 compared to $1,029 during the same period in 2022, an increase of $36 or 3.5%. This change was primarily attributable to higher installation costs due to an increase in labor and other installation costs, and a lower percentage of remanufactured receivers being activated on new subscriber accounts, partially offset by a decrease in advertising costs per subscriber. In addition, the three months ended September 30, 2023 was negatively impacted by fewer commercial additions compared to the same period in 2022. Commercial activations historically have lower DISH TV SAC than residential activations, and therefore the decrease in commercial activations had a negative impact on DISH TV SAC for the three months ended September 30, 2023.

During the three months ended September 30, 2023 and 2022, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $16 million and $12 million, respectively. This increase in capital expenditures resulted from a lower percentage of remanufactured receivers being activated on new subscriber accounts.

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

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $184 million during the three months ended September 30, 2023, a decrease of $21 million compared to the same period in 2022. This decrease was primarily related to a reduction in interest expense resulting from the redemption of our 5 7/8% Senior Notes due 2022 on July 15, 2022 and our 5% Senior Notes due 2023 on March 15, 2023.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$8,536,453	$9,220,562	$(684,109)	(7.4)
Equipment sales and other revenue	144,504	82,178	62,326	75.8
Total revenue	8,680,957	9,302,740	(621,783)	(6.7)

Costs and Expenses:
Cost of services	5,388,456	5,674,014	(285,558)	(5.0)
% of Service revenue	63.1%	61.5%
Cost of sales - equipment and other	64,619	64,812	(193)	(0.3)
Selling, general and administrative expenses	1,072,027	1,185,998	(113,971)	(9.6)
% of Total revenue	12.3%	12.7%
Depreciation and amortization	236,206	272,646	(36,440)	(13.4)
Total costs and expenses	6,761,308	7,197,470	(436,162)	(6.1)

Operating income (loss)	1,919,649	2,105,270	(185,621)	(8.8)

Other Income (Expense):
Interest income	344,505	323,320	21,185	6.6
Interest expense, net of amounts capitalized	(567,718)	(668,212)	100,494	15.0
Other, net	(609)	1,738	(2,347)	*
Total other income (expense)	(223,822)	(343,154)	119,332	34.8

Income (loss) before income taxes	1,695,827	1,762,116	(66,289)	(3.8)
Income tax (provision) benefit, net	(416,152)	(426,188)	10,036	2.4
Effective tax rate	24.5%	24.2%
Net income (loss)	$1,279,675	$1,335,928	$(56,253)	(4.2)

Other Data:
Pay-TV subscribers, as of period end (in millions)	8.840	10.018	(1.178)	(11.8)
DISH TV subscribers, as of period end (in millions)	6.720	7.607	(0.887)	(11.7)
SLING TV subscribers, as of period end (in millions)	2.120	2.411	(0.291)	(12.1)
Pay-TV subscriber additions (losses), net (in millions)	(0.910)	(0.689)	(0.221)	(32.1)
DISH TV subscriber additions (losses), net (in millions)	(0.696)	(0.614)	(0.082)	(13.4)
SLING TV subscriber additions (losses), net (in millions)	(0.214)	(0.075)	(0.139)	*
Pay-TV ARPU	$103.98	$100.91	$3.07	3.0
DISH TV subscriber additions, gross (in millions)	0.375	0.485	(0.110)	(22.7)
DISH TV churn rate	1.69%	1.55%	0.14%	9.0
DISH TV SAC	$1,095	$1,033	$62	6.0
Purchases of property and equipment	$98,728	$87,045	$11,683	13.4
EBITDA	$2,155,246	$2,379,654	$(224,408)	(9.4)
OIBDA	$2,155,855	$2,377,916	$(222,061)	(9.3)

* Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 696,000 net DISH TV subscribers during the nine months ended September 30, 2023 compared to the loss of approximately 614,000 net DISH TV subscribers during the same period in 2022. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We lost approximately 214,000 net SLING TV subscribers during the nine months ended September 30, 2023 compared to the loss of approximately 75,000 net SLING TV subscribers during the same period in 2022. The increase in net SLING TV subscriber losses were primarily related to higher SLING TV subscriber disconnects in 2023, partially offset by higher SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the nine months ended September 30, 2023, we activated approximately 375,000 gross new DISH TV subscribers compared to approximately 485,000 gross new DISH TV subscribers during the same period in 2022, a decrease of 22.7%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior, and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the nine months ended September 30, 2023 was 1.69% compared to 1.55% for the same period in 2022. Our DISH TV churn rate for the nine months ended September 30, 2023 was briefly elevated due to the cyber-security incident. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $8.536 billion for the nine months ended September 30, 2023, a decrease of $684 million or 7.4% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $145 million for the nine months ended September 30, 2023, an increase of $62 million or 75.8% compared to the same period in 2022. The increase in “Equipment sales and other revenue” compared to the same period in 2022 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products.

Pay-TV ARPU. Pay-TV ARPU was $103.98 during the nine months ended September 30, 2023 versus $100.91 during the same period in 2022. The $3.07 or 3.0% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2022.

Cost of services. “Cost of services” totaled $5.388 billion during the nine months ended September 30, 2023, a decrease of $286 million or 5.0% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the nine months ended September 30, 2023 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. In addition, variable and retention costs per subscriber increased during the nine months ended September 30, 2023 due to, among other things, approximately $30 million in cyber-security-related expenses incurred by us and DISH Network to remediate the incident and provide additional customer support. “Cost of services” represented 63.1% and 61.5% of “Service revenue” during the nine months ended September 30, 2023 and 2022, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.072 billion during the nine months ended September 30, 2023, a $114 million or 9.6% decrease compared to the same period in 2022. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $236 million during the nine months ended September 30, 2023, a $36 million or 13.4% decrease compared to the same period in 2022. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

DISH TV SAC. DISH TV SAC was $1,095 during the nine months ended September 30, 2023 compared to $1,033 during the same period in 2022, an increase of $62 or 6.0%. This change was primarily attributable to an increase in advertising costs per subscriber, higher installation costs due to an increase in labor and other installation costs, and a lower percentage of remanufactured receivers being activated on new subscriber accounts.

During the nine months ended September 30, 2023 and 2022, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $43 million and $39 million, respectively. This increase in capital expenditures resulted from a lower percentage of remanufactured receivers being activated on new subscriber accounts.

Interest income. “Interest income” totaled $345 million during the nine months ended September 30, 2023, a $21 million increase compared to the same period in 2022. This change was primarily related to non-cash interest income associated with our Intercompany Loan to DISH Network.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $568 million during the nine months ended September 30, 2023, a decrease of $100 million compared to the same period in 2022. This decrease was primarily related to a reduction in interest expense resulting from the redemption of our 5 7/8% Senior Notes due 2022 on July 15, 2022 and our 5% Senior Notes due 2023 on March 15, 2023.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Net income (loss)	$388,754	$408,337	$1,279,675	$1,335,928
Interest, net	71,692	92,714	223,213	344,892
Income tax provision (benefit), net	121,899	122,223	416,152	426,188
Depreciation and amortization	70,474	87,312	236,206	272,646
EBITDA	$652,819	$710,586	$2,155,246	$2,379,654

The changes in EBITDA during the three and nine months ended September 30, 2023, compared to the same periods in 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Operating income (loss)	$582,280	$622,781	$1,919,649	$2,105,270
Depreciation and amortization	70,474	87,312	236,206	272,646
OIBDA	$652,754	$710,093	$2,155,855	$2,377,916

The changes in OIBDA during the three and nine months ended September 30, 2023, compared to the same periods in 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Risks Related to the DISH Network Merger with EchoStar

While the Merger is pending, DISH Network and EchoStar will be subject to business uncertainties as well as contractual restrictions under the Amended Merger Agreement that may have an adverse effect on their respective businesses.

The Merger will occur only if stated conditions are met, many of which are outside of DISH Network’s and EchoStar’s control. In addition, each of DISH Network and EchoStar has the right to terminate the Amended Merger Agreement under specified circumstances. Accordingly, there may be uncertainty regarding the completion of the Merger. Further, there may be uncertainty about the effect of the Merger on employees, commercial partners and customers. Such uncertainty could cause customers and others to defer or decline entering into or extending contracts with, or making other decisions concerning, DISH Network and/or EchoStar, or to seek to change existing business relationships with either of them. Such uncertainty also may impair DISH Network’s and/or EchoStar’s ability to retain and motivate key personnel. These uncertainties may have an adverse effect on the companies’ respective businesses.

In addition, the Amended Merger Agreement contains customary covenants which restrict each of DISH Network and EchoStar, without the consent of the other party, from taking certain specified actions until the Merger closes or the Amended Merger Agreement terminates. These restrictions may prevent DISH Network and EchoStar from pursuing otherwise attractive business opportunities that may arise prior to the completion of the Merger or termination of the Amended Merger Agreement.

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Merger.

The success of the Merger will depend in part on the retention of personnel critical to the business and operations of DISH Network and EchoStar due to, for example, their technical skills or management expertise. Competition for qualified personnel can be intense and qualified personnel can be in high demand. Current and prospective employees of DISH Network and EchoStar may experience uncertainty about their future role with DISH Network and EchoStar until strategies with regard to these employees are announced or executed, which may impair DISH Network’s and EchoStar’s ability to attract, retain and motivate key management, technical and other personnel prior to and following the Merger. Employee retention may be particularly challenging during the pendency of the Merger. If DISH Network and EchoStar are unable to retain personnel, including key management, who are critical to the successful integration and future operations of the companies, DISH Network and EchoStar could face, among other risks, disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger.

EchoStar may operate DISH Network’s business different from how it has been operated in the past.

After the completion of the Merger, DISH Network will be a wholly owned subsidiary of EchoStar and will no longer be a publicly traded company. EchoStar may operate DISH Network’s business in a manner different from how DISH Network has operated in the past, and may pursue different strategic objectives than DISH Network has pursued to date as a separate public company. As a result, DISH Network’s prior results may not be indicative of DISH Network’s future performance as a subsidiary of EchoStar, and such results should not be relied upon as an indicator of DISH Network’s performance after the completion of the Merger.

The businesses of DISH Network and EchoStar may not be integrated successfully or such integration may be more difficult, time consuming or costly than expected. Operating costs, customer loss and business disruption, including, but not limited to, difficulties in maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected following the Merger. Synergies from the Merger may not be realized within expected timeframes or at all.

The Merger involves the combination of two companies that, although under common control and subject to existing commercial relationships, currently operate as separate public companies. The combination of two separate companies is complex, costly and time-consuming and may require significant management attention and resources which may divert attention from DISH Network’s and EchoStar’s respective ongoing businesses and operations. The failure to meet the challenges involved in combining the two companies and to realize the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, the activities of DISH Network and/or EchoStar and could adversely affect the results of operations of the combined company following the Merger. The overall combination of the two companies may also result in material unanticipated problems, expenses, liabilities, competitive responses and loss of customer and other business relationships. The difficulties of combining the operations of the companies include, among others:

●	the diversion of management and employee attention to integration matters;
●	difficulties in integrating operations and systems, including, but not limited to, communications systems, administrative and information technology infrastructure and financial reporting and internal control systems;
●	challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
●	difficulties in integrating employees and teams of the respective businesses, and attracting and retaining key personnel;
●	challenges in retaining and obtaining customers, suppliers and other commercial relationships;
●	difficulties in managing the expanded operations of a larger and more complex company; and
●	potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger.

Many of these factors are outside of DISH Network’s and EchoStar’s control and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact the business, financial condition and results of operations of EchoStar after the Merger. In addition, even if the operations of the companies are integrated successfully, the full benefits of the Merger may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. As a result, it cannot be assured that the combination of the two companies will result in the realization of the full benefits expected from the Merger within the anticipated time frames, or at all.

Item 6.EXHIBITS

(a)	Exhibits.

22◻	List of Subsidiary Guarantors

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended September 30, 2023, filed on November 9, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date: November 9, 2023