Form 10-K
period 2023-12-31
DISH DBS CORP
filed 2024-04-01
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 723-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ⌧ No ◻

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.) Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2023 was $0.

As of March 29, 2024, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise required by the context, in this report, the words “DISH DBS,” the “Company,” “we,” “our” and “us” refer to DISH DBS Corporation and its subsidiaries, “DISH Network” refers to DISH Network Corporation, our parent company, and its subsidiaries, including us, and “EchoStar” refers to EchoStar Corporation and its subsidiaries, our ultimate parent company.

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

SUMMARY OF RISK FACTORS

Risks Related to the Integration

●	Although we expect that the Merger will result in synergies and other benefits, those synergies and benefits may not be realized in the amounts anticipated, or may not be realized within the expected timeframe, or at all, and risks associated with the foregoing may also result from any extended delay in the Integration.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.
●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.
●	We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

i

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.
●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.
●	The confidentiality, integrity, and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.
●	Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we have made and may continue to make funds available to DISH Network in the form of cash distributions or loans in connection with the development of DISH Network’s wireless business.
●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.
●	Our Senior Secured Notes (defined herein) are subordinated to our existing unsecured notes and certain future unsecured notes with respect to certain realizations under the Intercompany Loan (defined herein) and any collateral pledged as security therefor.
●	We will need additional capital, which may not be available on favorable terms, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	Our ultimate parent, EchoStar, is controlled by one principal stockholder, who is also our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

ii

PART I

Item 1. BUSINESS

Brief Description of our Business

DISH DBS is a holding company and was organized in 1996 as a corporation under the laws of the State of Colorado. Its subsidiaries, together with DISH DBS Corporation, are referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context. DISH DBS is an indirect, wholly-owned subsidiary of DISH Network, which is a wholly-owned subsidiary of EchoStar Corporation (“EchoStar”), a publicly traded company listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SATS.” Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000. We refer readers of this report to EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2023. Our subsidiaries operate one business segment.

Recent Developments

DISH Network’s Merger with EchoStar

On December 31, 2023, EchoStar completed the acquisition of DISH Network pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023 (the “Amended Merger Agreement”), by and among EchoStar, EAV Corp., a Nevada corporation and its wholly-owned subsidiary (“Merger Sub”), and DISH Network, pursuant to which EchoStar acquired DISH Network by means of the merger of Merger Sub with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as its wholly-owned subsidiary.

For more information and a copy of the Amended Merger Agreement, see the Form 8-K of EchoStar filed on October 3, 2023 and the Form 8-K of EchoStar filed on January 2, 2024.

With the Merger complete, we are currently focused on the process of integrating our and EchoStar’s business in a manner that facilitates synergies, cost savings, growth opportunities and achieves other anticipated benefits (the “Integration”).

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of December 31, 2023, we had 8.526 million Pay-TV subscribers in the United States, including 6.471 million DISH TV subscribers and 2.055 million SLING TV subscribers.

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

●	Products with the Best Technology. We offer a wide selection of local and national HD programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper® whole-home HD DVR), multiple tuner receivers, video on demand and external hard drives. We offer several SLING TV services, including SLING Orange (our single-stream SLING domestic service), SLING Blue (our multi-stream SLING domestic service), International, Latino and Freestream, among others, as well as add-on extras, direct to consumer services, pay-per-view events and a cloud-based DVR service.

●	Outstanding Customer Service. We strive to provide outstanding customer service by, among other things, improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they arise.

●	Great Value. We have historically been viewed as the low-cost provider in the pay-TV industry in the United States. However, today with DISH TV, we are focused on a message of Service, Value and Technology. We also offer a differentiated customer experience with our award-winning Hopper® platform that integrates voice control powered by Google Assistant, access to apps including Netflix, Prime Video and YouTube, and the ability to watch live, recorded and On Demand content anywhere with the DISH Anywhere mobile application. As another example, our SLING Orange service and our SLING Blue service are two of the lowest priced live-linear online streaming services in the industry.

WEBSITE ACCESS

As a result of the Merger, we are no longer subject to the informational requirements of Section 13(a) or 15(d) of the Exchange Act and accordingly voluntarily file with the SEC.  Our SEC filings may be accessed free of charge through the website of our ultimate parent, EchoStar, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The address of that website is https://ir.echostar.com/.

Item 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. If any of the following events occur or evolve in a way different than expected, our business, financial condition and/or results of operations could be materially and adversely affected.

Risks Related to the Integration

Although we expect that the Merger will result in synergies and other benefits, those synergies and benefits may not be realized in the amounts anticipated, or may not be realized within the anticipated timeframe, or at all, and risks associated with the foregoing may also result from any extended delay in the Integration of the companies.

Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to integrate EchoStar’s and our businesses in a manner that facilitates growth opportunities and achieves the anticipated benefits. In addition, some of the anticipated synergies are not expected to occur for a significant time period following the completion of the Merger and will require substantial capital expenditures to achieve. There can be no guarantee we will achieve any of these benefits on the anticipated timeframe or at all.

The combination of two separate companies is complex, costly and time-consuming and may require significant management attention and resources which may divert attention from our business and operations. The failure to meet the challenges involved in combining the two companies and to realize the anticipated benefits of the Merger could, among other things, cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations. The overall combination of the two companies may also result in, among other things, material unanticipated problems, expenses, liabilities, competitive responses and loss of customer and other business relationships. The difficulties of combining our operations include, among others:

●	diversion of management and employee attention to Integration matters;
●	difficulties in integrating operations and systems, including, but not limited to, communications systems, administrative and information technology infrastructure, financial reporting and internal control systems;
●	challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
●	difficulties in integrating employees and teams of the respective businesses and attracting and retaining key personnel;
●	challenges in retaining and obtaining customers, suppliers and other commercial relationships;
●	difficulties in managing the expanded operations of a larger and more complex company; and
●	potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Integration.

Many of these factors are outside of our control and any of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the companies are integrated successfully, the full benefits of the Merger may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. As a result, it cannot be assured that the Integration will result in the realization of the full benefits expected from the Merger within the anticipated time frames, or at all.

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

We face increasing competition from content providers and other companies who distribute video directly to consumers over the Internet. These content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunication companies, are rapidly increasing their Internet-based video offerings. See “Item 7. Management’s Narrative Analysis of Results of Operations – Trends – Competition” in this Annual Report on Form 10-K for further information.

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

In addition, as a result of this increased competitive environment and the maturation of the pay-TV industry, future growth opportunities of our DISH TV business may be limited and our margins may be reduced, which could have a material adverse effect on our business, results of operations and financial condition. Our gross new DISH TV subscriber activations continue to be negatively impacted by stricter subscriber acquisition policies (including, but not limited to, a focus on attaining higher quality subscribers) and increased competitive pressures, including, but not limited to, aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. In addition, we face increased competitive pressures from content providers and other companies who distribute video directly to consumers over the Internet. These content providers and other companies, as well as traditional satellite television providers, cable companies and large telecommunication companies, are rapidly increasing their Internet-based video offerings and direct-to-consumer exclusive and non-exclusive content. There can be no assurance that our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate will not continue to be negatively impacted and that the pace of such negative impact will not accelerate. In the event that our DISH TV subscriber base continues to decline or such decline accelerates, it could have a material adverse effect on our business, results of operations and financial condition.

Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

New technologies, products and services are driving rapid changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communication services. In particular, through technological advancements and with the large increase in the number of consumers with broadband service, a significant amount of video content has become available through online content providers for users to stream and view on their personal computers, televisions, phones, tablets, video game consoles and other devices, in some cases without a fee required to access the content. While our subscribers can use their traditional video subscription to access mobile programming, an increasing number of subscribers are also using mobile devices as the sole means of viewing video, and an increasing number of non-traditional video providers is developing content and technologies to satisfy that demand. For example, these technological advancements, changes in consumer behavior, and the increasing number of choices available to consumers regarding the means by which consumers obtain video content may cause DISH TV subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through online content providers a certain portion of the services that they would have historically purchased from us. These technological advancements and changes in consumer behavior and/or our failure to effectively anticipate or adapt to such changes, could reduce our gross new Pay-TV subscriber activations and increase our subscriber churn rate and could have a material adverse effect on our business, results of operations and financial condition.

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

The cost of programming represents the largest percentage of our overall Pay-TV costs. Certain of our competitors own directly, partner with, and/or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers. Unlike our larger cable and satellite competitors, some of which also provide internet or broadband based pay-TV services, we have not made significant investments in programming providers. In addition, certain programmers have begun offering a greater amount of their content on a direct-to-consumer basis, including, but not limited to, exclusive and non-exclusive content. As a result, it may be more difficult for us to obtain access to such programming networks on nondiscriminatory and fair terms, or at all. See “Item 1. Business – Government Regulations – FCC Regulations Applicable to Our Operations – Cable Act and Program Access” in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2023 for further information.

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

In addition, many network operators that provide consumers with broadband service also provide these consumers with video programming, and these network operators may have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. These risks may be exacerbated to the extent network operators are able to provide preferential treatment to their data, including, for example, by offering wireless subscribers access to owned video content over the Internet without counting against a subscriber’s monthly data caps, which may give an unfair advantage to the network operator’s own video content.

We cannot predict with any certainty the impact to our business that may result from changes in how network operators handle and charge for access to data that travels across their networks.

Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

Our ability to grow or maintain our business may be adversely affected by economic weakness and uncertainty, which could result in the following:

●	Fewer subscriber activations and increased subscriber churn rate. We could face fewer subscriber activations and increased subscriber churn rate due to, among other things: (i) certain economic factors that impact consumers, including, among others, inflation, rising interest rates, a potential downturn in the housing market in the United States (including a decline in housing starts) and higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of independent third-party retailers, who generate a meaningful percentage of our gross new DISH TV subscriber activations, because many of them are small businesses that are more susceptible to the negative effects of economic weakness. In particular, our DISH TV churn rate may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to economic weakness, including, among others, our pay-in-advance subscribers.

●	Higher subscriber acquisition and retention costs. Our profits may be adversely affected by increased subscriber acquisition and retention costs necessary to attract and retain high-quality subscribers during a period of economic weakness.

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

If our operational performance and subscriber satisfaction with respect to our Pay-TV business were to deteriorate, we may experience a decrease in subscriber activations and an increase in our subscriber churn rate, which could have a material adverse effect on our business, financial condition and results of operations. To improve our operational performance, we continue to make investments in staffing, training, information systems and other initiatives, primarily in our call center and in-home service operations. These investments are intended to, among other things, help combat inefficiencies introduced by the increasing complexity of our business, improve subscriber satisfaction, reduce subscriber churn, increase productivity and allow us to scale better over the long run. We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance, and if unsuccessful, we may have to incur higher costs to improve our operational performance. While we believe that such costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.

If our subscriber activations decrease, or if our subscriber churn rate, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

We may incur increased costs to acquire new subscribers and retain existing subscribers to our Pay-TV business. For example, with respect to our Pay-TV business, our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate continue to be negatively impacted by stricter subscriber acquisition and retention policies for our DISH TV subscribers. Retention costs with respect to our DISH TV services may be driven higher by, among other things, increased upgrades of existing subscribers’ equipment.

Although we expect to continue to incur expenses, such as providing retention credits and other subscriber acquisition and retention expenses, to attract and retain subscribers, there can be no assurance that our efforts will generate new subscribers or result in a lower churn rate. Our subscriber acquisition costs and our subscriber retention costs can vary significantly from period to period and can cause material variability to our net income (loss). Any material increase in subscriber acquisition or retention costs from current levels could have a material adverse effect on our business, financial condition and results of operations.

Our programming expenses are increasing, which may adversely affect our future financial condition and results of operations.

Our programming costs represent a significant component of our total expense and we expect these costs to continue to increase on a per subscriber basis. The pay-TV industry has continued to experience an increase in the cost of programming, especially local broadcast channels and sports programming. In addition, certain programming costs are rising at a much faster rate than wages or inflation. These factors may be exacerbated by, among other factors, the increasing trend of consolidation in the media industry, partnerships between companies that offer pay-TV services and programmers and increased direct-to-consumer offerings of both exclusive and non-exclusive content, which may further increase our programming expenses. Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.

In addition, increases in programming costs cause us to increase the rates that we charge our Pay-TV subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service. Therefore, we may be unable to pass increased programming costs on to our subscribers, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

We depend on certain third parties to provide us with programming services. Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal, expiration and/or termination provisions. We may not be able to renew these agreements on acceptable terms or at all, and these agreements may be terminated prior to expiration of their original terms. In addition, our ability to provide services under these agreements and negotiate acceptable terms depends on, among other things, the number of Pay-TV subscribers we have, our actual, perceived or anticipated financial condition and our negotiating power against each programmer, which can vary depending on the size and scale of such programmer.

Negotiations over programming carriage contracts are generally contentious, and certain programmers have, in the past, limited our access to their programming in connection with those negotiations and the scheduled expiration of their programming carriage contracts with us. In recent years, our net Pay-TV subscriber additions have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. In addition, certain content providers have begun making a greater percentage of their content available as a stand-alone product available direct-to-consumer and acceleration of this trend may result in lower net Pay-TV subscriber additions, higher net Pay-TV subscriber losses and increased DISH TV churn rate.

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

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local broadcast television stations that do not elect “must carry” status, as required by the Communications Act. If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals. This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals. While we have generally been able to reach retransmission consent agreements with most of these local network stations, from time to time there are stations with which we have not been able to reach an agreement, resulting in the removal of their channels primarily from our DISH TV lineup. There can be no assurance that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.

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

Operation of our Pay-TV business requires that we have adequate satellite transmission capacity for the programming we offer. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

Our ability to earn revenue from our Pay-TV business depends on, among other things, the usefulness of our owned and leased satellites, each of which has a limited useful life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbits and the control over the satellites’ functions, the efficiency of the launch vehicles used, and the remaining on-board fuel following in-orbit insertion. Generally, the minimum design life of each of our owned and leased satellites ranges from 12 to 15 years. We can provide no assurance, however, as to the actual useful lives of any of these satellites. Our operating results could be adversely affected if the useful life of any of our owned or leased satellites was significantly shorter than the minimum design life.

See “Item 1A. Risk Factors – Risks Related to our Satellites” in this Annual Report on Form 10-K for further information.

Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

Extreme weather has the potential to directly damage our facilities and other infrastructure and/or disrupt our ability to operate our business, and could potentially disrupt suppliers’ ability to, among other things, provide the products and services we require to support our operations. Any such disruption could interrupt service for our customers, increase our costs and have a negative effect on our operating results. The potential physical effects of extreme weather, such as storms, floods, fires, freezing conditions, sea-level rise and other adverse weather events, could negatively affect our operations and infrastructure and, as a result, our financial results. Operational impacts resulting from extreme weather, such as, among other things, damage to our infrastructure, could result in increased costs and loss of revenue. We could be required to incur significant costs to improve the resiliency of our infrastructure and otherwise prepare for, respond to and mitigate such weather events. It is impossible to accurately predict the materiality of any potential losses or costs associated with extreme weather.

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

If our products and services are not competitive, our business could suffer and our financial performance could be negatively impacted. Our products and services may also experience quality problems, including, but not limited to, outages and service slowdowns, from time to time. If the quality of our products and services does not meet our subscribers’ expectations, then our business, and ultimately our reputation, could be negatively impacted.

We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with and rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, security access devices, and many components that we provide to subscribers in order to deliver services from our Pay-TV business. If these vendors are unable to meet our needs because, among other things, they fail to perform adequately, are no longer in business, are experiencing shortages or supply chain issues or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected. We have experienced in the past and may continue to experience shortages driven by raw material availability (which may be negatively impacted by, among other things, COVID-19 policies, trade protection policies such as tariffs and or/escalating trade tensions, particularly with countries in Asia), manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of its suppliers that negatively impact our operations.

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

While we offer products and services through direct sales channels, a meaningful percentage of our total gross new subscriber activations are generated through independent third parties such as small retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies. Most of our independent third-party retailers are not exclusive to us and some of our independent third-party retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors. Furthermore, most of these independent third-party retailers are significantly smaller than we are and may be more susceptible to economic weaknesses that make it more difficult for them to operate profitably. From time to time, we may adjust the economic terms of agreements with our independent third-party retailers to, among other things, further align our interests with theirs. It may be difficult to better align our interests with our independent third-party retailers because of their capital and liquidity constraints. In addition, any changes we may make may not result in the intended benefits and, as a result, negatively affect our operating results. Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

Risks Related to our Human Capital

We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

We believe that our future success depends to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman, and certain other key executives. The loss of Mr. Ergen or certain other key executives, the ability to effectively provide for the succession of our senior management, or the ability of Mr. Ergen or such other key executives to devote sufficient time and effort to our business could have a material adverse effect on our business, financial condition and results of operations. Although some of our key executives may have agreements relating to their equity compensation that limit their ability to work for or consult with competitors, we generally do not have employment agreements with them.

In addition, the success of the Integration will depend in part on the retention of personnel critical to our business and operations due to, for example, their technical skills or management expertise. Competition for qualified personnel can be intense and qualified personnel can be in high demand. Current and prospective employees may experience uncertainty about their future role until strategies regarding these employees are announced or executed, which may impair our ability to attract, retain and motivate key management, technical and other personnel following the Merger. If we are unable to attract and retain personnel, including key management, who are critical to the successful Integration and future operations of the companies, we could face, among other risks, disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger.

Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Our response to technological developments depends, to a significant degree, on the work of technically skilled employees. In addition, we have made and will continue to make significant investments in, among other things, research, development and marketing for new products, services, satellites and related technologies, as well as entry into new business areas. Investments in new technologies, satellites and business areas are inherently dependent on these technically skilled employees as well. Competition for the services of such employees has become more intense as demand for these types of employees grows. We compete with other companies for these employees and although we strive to attract, retain, motivate and manage these employees, we may not succeed in these respects. Additionally, if we were to lose certain key technically skilled employees, the loss of knowledge and intellectual capital might have an adverse impact on our business.

The success of our business is also dependent on our ability to recruit engineers and other professionals, including those who are citizens of other countries. Immigration laws in the U.S. and other countries in which we operate are subject to legislative and regulatory changes, as well as variations in the standards of application and enforcement due to, among other things, political forces and economic conditions. It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our professionals. If immigration laws are changed or if new and more restrictive government regulations are enacted or increased, our access to qualified and skilled professionals may be limited.

Risks Related to our Satellites

Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

Satellites are subject to significant operational risks while in orbit. These risks include, but are not limited to, malfunctions, commonly referred to as anomalies, which have occurred and may occur in the future in our satellites and the satellites of other operators. Any single anomaly could materially and adversely affect our ability to utilize the satellite. Anomalies may also reduce, among other things, the expected capacity, commercial operation and/or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity earlier than planned and could have a material adverse effect on our business. We may not be able to prevent or mitigate the impacts of anomalies in the future.

Meteoroid events, decommissioned satellites, increased solar activity and other adverse events also pose a potential threat to all in-orbit satellites. We may be required to perform maneuvers to avoid collisions and these maneuvers may prove unsuccessful or could reduce the useful life of the satellite through the expenditure of fuel to perform these maneuvers.

Generally, the minimum design life of each of our satellites is 15 years. We can provide no assurance, however, as to the actual operational lives of our satellites, which may be shorter or longer than their design lives. Our ability to earn revenue depends on the continued operation of our satellites, each of which has a limited useful life.

We generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. If one or more of our in-orbit uninsured satellites or payloads fail, we could be required to record significant impairment charges for the satellite or payload.

Our satellites under construction are subject to risks related to, among other things, construction, technology, regulations and launch that could limit our ability to utilize these satellites, increase costs and adversely affect our business.

Satellite construction and launch are subject to significant risks, including, but not limited to, manufacturing and delivery delays, anomalies, launch failure and incorrect orbital placement. The technologies in our satellite designs are very complex and difficulties in constructing our designs could result in delays in the deployment of our satellites or increased or unanticipated costs. There can be no assurance that the technologies in our existing satellites or in new satellites that we design, acquire and build will work as we expect, will not become obsolete, that we will realize any or all of the anticipated benefits of our satellite designs or our new satellites, and/or that we will obtain all regulatory approvals required to operate our new or acquired satellites on an acceptable timeline or at all. Launch anomalies and failures can result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take significant amounts of time, and to obtain other launch opportunities. Such significant delays have and could in the future materially affect, among other things, our business, our ability to meet regulatory or contractual required milestones, the availability and our use of other or replacement satellite resources and our ability to provide services to customers. In addition, significant delays in a satellite program could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite. We may not be able to accommodate affected customers on other satellites until a replacement satellite is available. In addition, we generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. If we do obtain launch or in-orbit insurance, it may not cover the full cost of constructing and launching or replacing a satellite nor fully cover our losses in the event of a launch failure or significant degradation.

Our use of certain satellites is often dependent on satellite coordination agreements, which may be difficult to obtain.

Satellite operators are required to enter into international spectrum coordination agreements with other affected satellite operators and must be approved by the relevant governments. If a required agreement cannot be concluded, we may have to operate the applicable satellite(s) in a manner that does not cause harmful radio frequency interference with the affected satellite. If we cannot do so, we may have to cease operating such satellite(s) at the affected orbital locations.

We may face interference from other services sharing satellite spectrum.

The FCC and other national, state, local and international regulators have adopted rules or may adopt rules in the future that require us to share spectrum on a basis with other radio services. There can be no assurance that these operations would not interfere with our operations and adversely affect our business. In the event that the FCC and/or another regulator determines that our spectrum interferes with another service, we may be required to, among other things, find or develop a solution. We cannot make any assurance that we will be able to do so on an acceptable timeline or at all, or that such solution will not adversely affect our business.

Risks Related to our Products and Technology

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our business as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could have an adverse effect on our results of operations. Even if we believe any such challenges or claims are without merit, they can be time consuming and costly to defend and divert management’s attention and resources away from our business. Moreover, because of the rapid pace of technological change, we rely on technologies developed by or licensed from third parties, and if we are unable to obtain or continue to obtain licenses from these third parties on reasonable terms or at all, our business, financial condition and results of operations could be adversely affected.

In addition, we work with certain third parties such as vendors, contractors and suppliers for the development and manufacture of components that are integrated into our products and services, and our products and services may contain technologies provided to us by these third parties or other third parties. We may have little or no ability to determine in advance whether any such technology infringes the intellectual property rights of others. Our vendors, contractors and suppliers may not be required to indemnify us if a claim of infringement is asserted against us, license the potential infringing technology from other third parties or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages. Legal challenges to these intellectual property rights may impair our ability to use the products, services and technologies that we need in order to operate our business and may materially and adversely affect our business, financial condition and results of operations. Furthermore, our digital content offerings depend in part on effective digital rights management technology to control access to digital content. If the digital rights management technology that we use is compromised or otherwise malfunctions, content providers may be unwilling to provide access to their content. Changes in the copyright laws or how such laws may be interpreted could impact our ability to deliver content and provide certain features and functionality, particularly over the Internet.

We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

We are, and may become, subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, intellectual property disputes.

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. See “Item 1. Business – Patents and Other Intellectual Property” in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2023 for further information.

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

If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Our products and networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite testing and our quality control procedures. Defects may also occur in components and products that we purchase from third parties. In addition, many of our products and network services are designed to interface with our customers’ existing networks, each of which has different specifications and utilizes multiple protocol standards. Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements. There can be no assurance that we will be able to detect and fix all defects in the products and networks we sell, in a timely manner or at all. The occurrence of, and failure to remedy, any defects, errors or failures in our products or network services could materially affect our business.

Risks Related to Cybersecurity

Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including, but not limited to, our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our business, which has in the past and would in the future suffer in the event of system failures or cyber-attacks. Likewise, our ability to expand and update our information technology infrastructure in response to, among other things, our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include, among other things, the delayed implementation of new service offerings, service or billing interruptions, and the diversion of management and developmental resources.

We rely on certain third parties for developing key components of our information technology and communications systems and ongoing service, all of which affect our Pay-TV business. Some of our key systems and operations, including, but not limited to, those supplied by certain third-party providers, are not fully redundant, and our disaster recovery planning cannot account for all eventualities. Interruption and/or failure of any of these systems could, among other things, disrupt our operations, interrupt our services, result in significant financial expenditures and damage our reputation, thus adversely impacting our ability to provide our services, retain our current subscribers and attract new Pay-TV subscribers.

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

For example, certain parties may attempt to fraudulently induce employees or subscribers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems. In addition, third-party providers of some of our key systems may also experience interruptions to their information technology hardware and software infrastructure and communications systems that could adversely impact us and over which we may have limited or no control. We may obtain certain confidential, proprietary and personal information about our subscribers, personnel and vendors, and may provide this information to third parties in connection with our business. If one or more of such interruptions or failures occur to us or our third-party providers, it potentially could jeopardize such information and other information processed and stored in, and transmitted through, our or our third-party providers’ information technology hardware and software infrastructure and communications systems, or otherwise cause interruptions or malfunctions in our operations, which could result in, among other things, lawsuits, government claims, investigations or proceedings, significant losses or reputational damage. Due to the fast-moving pace of technology, it may be difficult to detect, contain and remediate every such event on an acceptable timeline or at all.

As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, the potential liability associated with information-related risks is increasing, particularly for businesses like ours that handle personal subscriber data. The occurrence of any network or information system related events or security breaches could have a material adverse effect on, among other things, our reputation, business, financial condition and results of operations. Significant incidents could result in a disruption of our operations, subscriber dissatisfaction, damage to our reputation or a loss of subscribers and revenues.

We have experienced and may experience in the future cyber-attacks and other attempts to gain unauthorized access to our systems on a consistent basis.

We have experienced and may experience in the future security issues, whether due to, among other things, insider error or malfeasance or system errors or vulnerabilities in our or our third parties’ systems, which could result in, among other things, substantial legal and financial exposure, government inquiries and enforcement actions, litigation, diversion of management time and attention from our existing businesses and unfavorable media coverage. We may be unable to anticipate or detect attacks or vulnerabilities or implement adequate preventative measures on an acceptable timeframe or at all. Attacks and security issues could also compromise trade secrets and other sensitive information. In February 2023, we disclosed that our systems were subject to a cyber-security incident that compromised certain data. During the first quarter of 2023, we incurred certain cyber-security- related expenses, including, but not limited to, costs to remediate the incident and provide additional customer support. Subsequent to the first quarter of 2023, we have not incurred material expenses resulting from the cyber-security incident and do not expect to incur material expenses in future periods.

We are subject to persistent cyber-security incidents and threats to our networks and systems. Although we take protective measures designed to secure our information technology systems and endeavor to modify such protective measures as circumstances warrant, our information technology hardware and software infrastructure and communications systems, or those of third parties that we use in our operations, may be vulnerable to a variety of interruptions, including, without limitation, natural disasters, terrorist attacks, telecommunications failures, cyber-attacks and other malicious activities such as unauthorized access, physical or electronic break-ins, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could disrupt or harm our business. The protective measures we take may not be sufficient for all eventualities and may themselves be vulnerable to hacking, malfeasance, system error, or other irregularities. For example, certain parties may attempt to fraudulently induce employees or subscribers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems.

The confidentiality, integrity, and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Our systems are vulnerable to damage, intrusion, or disruption from, among other things, criminal and/or terrorist attacks, telecommunications failures, computer viruses, ransomware attacks, digital denial of service attacks, phishing, and/or other attempts to injure or maliciously access our systems. Some of our systems are not fully redundant, and disaster recovery planning cannot account for all possibilities. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in or failure of our services or systems. Failure to respond, mitigate and/or remedy any cyber-attack or other information technology failure on a timely basis or at all, could materially affect our business.

Our ongoing investments in security will likely continue to identify new vulnerabilities within our services and products.

In addition to our efforts to, among other things, mitigate cyber-attacks and improve our products and services, we are making significant investments to assure that our products are resistant to compromise. As a result of these efforts, we could discover new vulnerabilities within our products and systems that would be undesirable for our users and customers. We have discovered and remediated, and may discover new vulnerabilities due to the scale of activities on our platforms, and may not be able to mitigate or fix such vulnerabilities on acceptable timeframes or at all, due to other factors, including, but not limited to, issues outside of our control such as natural disasters/climate change such as sea level rise, drought, flooding, wildfires, increased storm severity, pandemics like COVID-19 and power loss, and we may be notified of such vulnerabilities via third parties. Any of the foregoing developments may, among other things, negatively affect user and customer trust, harm our reputation and brands, and adversely affect our business and financial results.

Any such developments may also subject us to litigation and regulatory inquiries, which could result in monetary penalties and damages, distract management’s time and attention, and lead to enhanced regulatory oversight.

Acquisition and Capital Structure Risks

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2023, our total long-term debt and finance lease obligations (including current portion) outstanding, including the debt of our subsidiaries, was $11.780 billion. Our debt levels could have significant consequences, including, but not limited to;

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

In addition, we will incur additional debt in the future. The terms of the indentures relating to our senior notes and senior secured notes permit us to incur additional debt. If new debt is added to our current debt levels, the risks we now face could intensify.

Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we have made and may continue to make funds available to DISH Network in the form of cash distributions or loans in connection with the development of DISH Network’s wireless business.

DISH Network has invested a total of over $30 billion to acquire certain wireless spectrum licenses, which includes $10 billion in initial noncontrolling investments in certain entities. See Note 2 and Note 15 in the Notes to the Consolidated Financial Statements in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2023 for detailed information regarding these licenses, including certain interim and final build-out requirements, as well as certain renewal requirements.

DISH Network may need to make significant additional investments or partner with others to, among other things, continue the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (“5G Network Deployment”) and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as DISH Network continues its 5G Network Deployment, DISH Network has and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third party integration. DISH Network may also determine that additional wireless spectrum licenses may be required to complete its 5G Network Deployment and to compete effectively with other wireless service providers.

In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have historically made funds available to DISH Network or EchoStar in the form of cash distributions and the Intercompany Loan (defined herein) to partially finance these efforts to date. Subject to, among other things, compliance with applicable legal requirements, including the covenants applicable to our outstanding debt securities, we may make additional funds available, including through cash distributions or loans to finance, in whole or in part, DISH Network or EchoStar’s future efforts. There can be no assurance that DISH Network will be able to profitably deploy these wireless spectrum licenses.

We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

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

We may be unable to obtain in the anticipated time frame, or at all, any regulatory approvals required to complete proposed acquisitions and other strategic transactions. Furthermore, the conditions imposed for obtaining any necessary approvals could delay the completion of such transactions for a significant period of time or prevent them from occurring at all. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks and could have a negative effect on our operations. Any transactions that we are able to identify and complete may involve a number of risks, including, but not limited to:

●	the risks associated with developing and constructing new satellites;
●	the diversion of management’s attention from our existing business onto a strategic initiative;
●	the possible adverse effects on our and our targets’ and partners’ business, financial condition or operating results during the Integration process;
●	the high degree of risk inherent in these transactions, which could become substantial over time, and higher exposure to significant financial losses if the underlying ventures are not successful on an acceptable timeline or at all;

●	the possible inability to achieve the intended objectives of the transaction; and
●	the risks associated with complying with contractual provisions and regulations applicable to the acquired business, which may cause us to incur substantial expenses; and
●	the disruption of relationships with employees, vendors or customers.

In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees on an acceptable timeline or at all. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to, among other things, operational inefficiencies. In addition, the Integration process may strain our financial and managerial controls and reporting systems and procedures.

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing business. To pursue acquisitions and other strategic transactions, we may need to raise additional capital in the future, which may not be available on favorable terms, or at all. In addition, we make cash distributions or loans to DISH Network to finance acquisitions or investments that will not be part of our business.

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

We will need additional capital, which may not be available on favorable terms to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.

We do not currently have the necessary cash on hand and/or projected future cash flows to fund the November 2024 debt maturity. To address our capital needs, we are in active discussions with funding sources to raise additional capital and refinance our outstanding debt. We cannot provide assurances that we will be successful in obtaining such new financing and/or refinancing the existing debt obligations necessary for us to have sufficient liquidity.

Adverse changes in the credit markets including, but not limited to, rising interest rates and macro-economic conditions, could increase our borrowing costs and/or make it more difficult for us to obtain financing for our operations or for us to refinance existing indebtedness on favorable terms.

Continued rising interest rates could increase our cost of capital and require us to devote a higher percentage of our cash flow to interest payments, which could have a material adverse effect on our financial results.

In addition, economic weakness, weak results of operations or other factors may limit our ability to, among other things, generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt. We may be unable to generate cash flows from operating activities sufficient to pay the principal, premium, if any, and interest on our debt and other obligations. If we are unable to service our debt and other obligations from cash flows from operating activities, we may need to refinance or restructure all or a portion of such obligations prior to maturity.

Any refinancing or restructuring could have a material adverse effect on our business, results of operations and/or financial condition. In addition, we cannot guarantee that any refinancing or restructuring would sufficiently meet any debt or other obligations then due. If we do not pay interest or otherwise fulfill our debt obligations when due, our business, cash flows, results of operations and financial condition would be materially adversely impacted. In addition, the going concern qualification issued by our auditors could adversely impact investors as well as our relationships with employees and suppliers.

Furthermore, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on, among other factors, our performance as measured by their credit metrics. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing.

A severe disruption in the global financial markets could impact some of the financial institutions with which we do business, and such instability could also affect our access to financing. As a result, these conditions could make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

Covenants in our Indentures restrict our business in many ways.

There are restrictive covenants in our Indentures that restrict us and our subsidiaries (as applicable), under certain circumstances, from taking certain actions such as, among other things:

●	incur additional debt;
●	allow to exist certain restrictions on certain subsidiaries’ ability to pay dividends, make distributions, make other payments or transfer assets;
●	restrict our ability to make investments or make other payments in respect of our indebtedness;
●	limit our ability to incur indebtedness that is senior to, equal or subordinate to certain Indebtedness, or to engage in certain sale/leaseback transactions;
●	enter into certain transactions with affiliates;
●	merge or consolidate with another company;
●	restrict our ability to repurchase or prepay any other of our securities or other indebtedness; and
●	restrict our ability to enter into highly leveraged transactions.

Our ability to, among other things, recapitalize, incur additional debt, secure existing or future debt or take a number of other actions may be limited by the terms of the our Indentures, business and tax considerations and legal restrictions, including, but not limited to, repurchasing indebtedness or paying dividends, and could have the effect of diminishing our ability to make payments on our outstanding Indebtedness when due.

Our ultimate parent, EchoStar, is controlled by one principal stockholder who is also our Chairman.

Charles W. Ergen, our, DISH Network and EchoStar’s Chairman, beneficially owns approximately 54% of EchoStar’s total equity securities (assuming conversion of the Class B common stock beneficially owned by Mr. Ergen into Class A common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days after, February 27, 2023) and beneficially owns approximately 91.4% of the total voting power of all classes of EchoStar’s shares (assuming no conversion of any Class B common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days after, February 27, 2023).  Through his beneficial ownership of EchoStar’s equity securities, Mr. Ergen has the ability to elect a majority of EchoStar’s directors and to control all other matters requiring the approval of its stockholders.  As a result of Mr. Ergen’s voting power, EchoStar is a “controlled company” as defined in the NASDAQ listing rules and, therefore, is not subject to NASDAQ requirements that would otherwise require EchoStar to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of EchoStar’s executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; (iv) a compensation committee charter which provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and/or (v) director nominees selected, or recommended for EchoStar’s Board of Directors selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Risks Related to the Regulation of Our Business

Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

If the FCC were to cancel, revoke, suspend, restrict, significantly condition, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses that we may file from time to time, it could have a material adverse effect on our business, financial condition and results of operations. As an example, a loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of DISH TV offerings available to our DISH TV subscribers. The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum. In addition, Congress and other Administrative and Regulatory agencies often consider and enact legislation that affects us and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing. We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

The risk of non-compliance with laws and regulations, including, but not limited to, the risk of changes to laws and regulations, could adversely affect our business.

Our business is regulated by numerous governmental agencies and other regulatory bodies, both domestically and internationally.  Violations of these laws and regulations could result in fines or penalties or other sanctions which could have a material adverse impact on our business. Additionally, our ability to operate and grow our business depends on laws and regulations that govern the frequency bands and/or orbital locations we operate in or may operate in in the future.

These laws and regulations are subject to the administrative and political process and do change from time to time. Our business could suffer a material adverse impact if laws and regulations change and we are not able to adapt to these changes efficiently.

If our internal controls are not effective, our business, EchoStar’s stock price and investor confidence in our financial results may be adversely affected.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2023. We depend on our third-party vendors’ internal controls and rely on these controls when evaluating the effectiveness of our internal controls. If in the future we are unable to report that our internal control over financial reporting is effective, investors, subscribers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 1C. CYBERSECURITY

We recognize the importance of assessing, identifying, reviewing and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational and legal risks including intellectual property theft or loss, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. Our framework is informed in part by the National Institute of Standards and Technology (NIST) Cybersecurity Framework, although this does not imply that we meet all technical standards, specifications or requirements under NIST.

We have an enterprise-wide information security program designed to identify, protect against, detect, respond to, and recover from cybersecurity risks, threats and events. Our cyber risk management system contributes significantly to the overall resilience and integrity of our business by, among other things, integrating the risk identification process in all major company initiatives and deployment processes, implementing a unified approach to managing both digital and traditional business risks, making continuous improvements and regularly reporting to management and EchoStar’s Board of Directors as a whole to ensure accountability.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We and certain third parties conduct regular reviews and tests of our information security program and also leverage, among other things, audits, tabletop exercises, penetration and vulnerability testing, red team exercises, simulations and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. In addition, we evaluate third-party risks and perform third-party risk management to assess, identify and mitigate risks from third parties such as vendors, suppliers and other business partners.

We have experienced cyber-attacks or other malicious activities that disrupted our business in the past. Any future failure or disruption of our information technology infrastructure and communications systems or those of third parties that we use in our operations could harm our business in the future. On February 23, 2023, we experienced a network outage that affected its internal servers and IT telephony. We immediately activated our incident response and business continuity plans designed to contain, remediate and recover from the situation. We engaged the services of certain cyber-security experts and outside advisors to assist in the evaluation of the situation, and once we determined that the outage was due to a cybersecurity incident, we promptly notified appropriate law enforcement authorities. In addition, on February 28, 2023, we further disclosed that certain data had been extracted from the DISH Network IT systems.

After investigation and discussions with certain third parties, we determined that our customer databases were not accessed, however, we confirmed that certain employee-related records as well as a limited number of other records containing certain personal information were among the data extracted. We took steps to protect the affected records, received confirmation that the extracted data was deleted and notified individuals whose data was extracted.

The DISH TV and SLING TV services remained operational at all times during the incident. As of March 31, 2023, all significant systems had been restored. We have no reason to believe that this cybersecurity incident has not been concluded.

We describe whether and how risks from identified cybersecurity threats, including, but not limited to, as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

The Chief Information Security Officer (“CISO”) leads our information security organization responsible for overseeing our information security program. The CISO has over 25 years of experience in various roles involving information security, including risk management and security leadership. Team members who support our information security program have relevant education, professional certifications and industry experience, including but not limited to, holding similar positions at large technology companies. The team provides regular reports, no less frequently than monthly, to senior management and other relevant teams, including, but not limited to, the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Information Officer (“CIO”) and Chief Legal Officer (“CLO”).

Preparation for and, where possible prevention of cybersecurity incidents involves regular and structured briefings to key management on risk remediation measures that should be taken to decrease, among other things, the likelihood and severability of incidents and to mitigate and manage their effects. The CEO, COO, CIO, CLO and other members of management receive detailed updates on cybersecurity risks on a regular basis, no less frequently than monthly, or when significant risks or incidents are identified. These briefings enable the management team to, among other things, stay informed of the latest threats, assess the effectiveness of current security measures and make timely decisions on strategic security initiatives. In addition, EchoStar’s Board of Directors is regularly briefed, no less frequently than quarterly, on cybersecurity risks as part of its oversight functions and to ensure that cybersecurity practices align with the company’s overall risk management framework and business objectives.

In connection with the Integration, we anticipate that we will continue to evaluate and address as needed our cyber security risk management, policies, structure, strategies and governance to meet our needs.

Item 2. PROPERTIES

The following table sets forth certain information concerning our principal properties as of December 31, 2023.

Leased From
Description/Use/Location	Owned	EchoStar	DISH	Other Third Party
Corporate headquarters, Englewood, Colorado		X
Customer call center, warehouse, service, and remanufacturing center, El Paso, Texas	X
Data Center, Cheyenne, Wyoming			X
Digital broadcast operations center, Cheyenne, Wyoming	X
Digital broadcast operations center, Gilbert, Arizona	X
Engineering offices and service center, Englewood, Colorado	X
Warehouse, Denver, Colorado	X
Warehouse and distribution center, Spartanburg, South Carolina				X
Warehouse and distribution center, Denver, Colorado				X
Warehouse and distribution center, Atlanta, Georgia				X

In addition to the principal properties listed above, we operate numerous facilities for, among other things, our in-home service operations, customer call centers and digital broadcast operations centers strategically located in regions throughout the United States. Furthermore, we own or lease capacity on nine satellites, which are a major component of our DISH TV services. See Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Item 3. LEGAL PROCEEDINGS

See Note 12 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. As of March 29, 2024, all 1,015 issued and outstanding shares of our common stock were held by DOC. There is currently no established trading market for our common stock.

Item 6. [Reserved]

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

Recent Developments

DISH Network’s Merger with EchoStar

On December 31, 2023, EchoStar completed the Merger with DISH Network.

For more information and a copy of the Amended Merger Agreement, see the Form 8-K of EchoStar filed on October 3, 2023 and the Form 8-K of EchoStar filed on January 2, 2024.

With the Merger complete, we are currently focused on the Integration.

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

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments, and debt service requirements from cash generated from operations, existing cash, restricted cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital. We do not currently have the necessary cash, cash equivalents and marketable investment securities and/or projected future cash flows to fund the November 2024 debt maturity. To address our capital needs, we are in active discussions with funding sources to raise additional capital and restructure our outstanding debt.

Our capital expenditures vary depending on, among other things, the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures, or economic weakness and uncertainty. Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow.

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at favorable terms. These developments may have a significant effect on our cost of financing and our liquidity position.

We have made cash distributions and the Intercompany Loan to partially finance the development of DISH Network’s 5G Network Deployment, including, but not limited to, the purchase of wireless spectrum licenses and the retail wireless business to date, and we may make additional funds available to DISH Network or EchoStar in the form of cash distributions or loans to finance, in whole or in part, DISH Network or EchoStar’s future efforts. These factors, including, but not limited to, debt maturities, continuing investment in our business, financing acquisitions and other strategic transactions, will require us to raise additional capital in the future which may not be available on favorable terms, or at all.

Other Developments

Cybersecurity Incident

On February 23, 2023, we experienced a network outage that affected our internal servers and IT telephony. We immediately activated our incident response and business continuity plans designed to contain, remediate and recover from the situation. We engaged the services of certain cyber-security experts and outside advisors to assist in the evaluation of the situation, and once we determined that the outage was due to a cyber-security incident, we promptly notified appropriate law enforcement authorities.

On February 28, 2023, we further disclosed that certain data had been extracted from our IT systems. Our investigation into the extent of the incident is now completed. We determined that our customer databases were not accessed, however, we confirmed that certain employee-related records as well as a limited number of other records containing certain personal information were among the data extracted. We took steps to protect the affected records, received confirmation that the extracted data was deleted and notified individuals whose data was extracted.

Our DISH TV and SLING TV services remained operational at all times during the incident. As of March 31, 2023, all significant systems had been restored. During the first quarter of 2023, we and our parent, DISH Network, incurred substantially all of our cyber-security-related expenses for this matter, including, but not limited to, costs to remediate the incident and provide additional customer support. During the second, third and fourth quarters of 2023, we and our parent, DISH Network, did not incur additional material expenses resulting from the cyber-security incident and do not expect to incur material expenses in future periods. During the year ended December 31, 2023, we and our parent, DISH Network, incurred approximately $30 million in cyber-security-related expenses, which are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Economic Environment

During 2022 and 2023, we experienced significant inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

Pay-TV

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of December 31, 2023, we had 8.526 million Pay-TV subscribers in the United States, including 6.471 million DISH TV subscribers and 2.055 million SLING TV subscribers. We promote our Pay-TV services by providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, SLING Latino and SLING Freestream video programming services.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are rapidly increasing their Internet-based video offerings and direct-to-consumer exclusive and non-exclusive content. We also face competition from providers of video content, many of which are providers of programming content to us, that distribute content over the Internet including services with live linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to, Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, Max, STARZ, Peacock, Fubo, Philo and Tubi and certain bundles of these offerings.

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

Programming

Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices. Programming costs represent a large percentage of our “Cost of services” and the largest component of our total expense. We expect these costs to continue to increase due to contractual price increases and the renewal of long-term programming contracts on less favorable pricing terms and certain programming costs are rising at a much faster rate than wages or inflation. In particular, the rates we are charged for retransmitting local broadcast channels have been increasing substantially and may exceed our ability to increase our prices to our subscribers. Our ability to provide services under these agreements and negotiate acceptable terms depends on, among other things, the number of subscribers we have, our actual, perceived or anticipated financial condition and our negotiating power against each programmer, which can vary depending on the size and scale of such programmer. Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms or if we are unable to pass these increased programming costs on to our subscribers.

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

Other Developments

Adaptive Bitrate Streaming Patents

Through our subsidiaries, we hold dozens of issued United States and foreign patents that relate to Adaptive Bitrate Streaming.  On September 9, 2022, the chief administrative law judge at the United States International Trade Commission (“ITC”) issued an Initial Determination holding that the video streaming in certain Peloton, NordicTrack and Mirror exercise equipment infringes four of those patents, and recommended that the ITC prevent the importation of the infringing products.  On March 8, 2023, the ITC issued its Final Determination, which affirmed the Initial Determination for three of the four patents in all material aspects, and issued the recommended exclusion and cease and desist orders, which will become effective after a Presidential review period. On February 9, 2023, we entered into a confidential license agreement covering Mirror exercise equipment that resolves our litigation involving those products. On May 1, 2023, we entered into a $75 million license agreement covering Peloton exercise equipment that resolves our litigation involving those products. During the year ended December 31, 2023, we recorded the $75 million license agreement in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). On March 6, 2024, we entered into a license agreement covering NordicTrack exercise equipment that resolves our litigation involving those products.

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

During the year ended December 31, 2023, we repurchased approximately $17 million of our 5 7/8% Senior Notes due 2024 in open market trades. The remaining balance of approximately $1.983 billion matures on November 15, 2024.

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

Notes Receivable - DISH Network

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network. As of December 31, 2023, the total Intercompany Loan amount outstanding plus interest paid in kind was $7.496 billion, not including accrued interest receivable of $37 million, of which $18 million must be paid in cash. Subsequent to December 31, 2023, we, in our capacity as “Lender” under the terms of the Loan and Security Agreement related to the Intercompany Loan between DISH Network and us, have consummated the assignment pursuant to such terms, without any modification or amendment thereto, of our receivable in respect to the 2026 Tranche of $4.7 billion to DBS Intercompany Receivable L.L.C.  DBS Intercompany Receivable L.L.C. has subsequently assigned its rights as lender thereunder to EchoStar Intercompany Receivable Company L.L.C., our ultimate parent, EchoStar’s direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable L.L.C.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” consists primarily of direct sales costs, advertising and selling costs, third-party commissions related to the acquisition of subscribers and employee-related costs associated with administrative services such as legal, information systems, and accounting and finance. In addition, “Selling, general and administrative expenses” includes costs related to the installation of equipment for our new Pay-TV subscribers and the cost of subsidized sales of Pay-TV equipment for new subscribers.

Impairment of long-lived assets and goodwill. “Impairment of long-lived assets and goodwill” includes our impairment losses related to our property and equipment, regulatory authorizations, goodwill and other intangible assets.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2023	2022	Amount	%

	(In thousands)
Revenue:
Service revenue	$11,320,526	$12,281,346	$(960,820)	(7.8)
Equipment sales and other revenue	153,699	96,862	56,837	58.7
Total revenue	11,474,225	12,378,208	(903,983)	(7.3)

Costs and Expenses:
Cost of services	7,100,543	7,527,563	(427,020)	(5.7)
% of Service revenue	62.7%	61.3%
Cost of sales - equipment and other	78,219	79,905	(1,686)	(2.1)
Selling, general and administrative expenses	1,375,908	1,593,723	(217,815)	(13.7)
% of Total revenue	12.0%	12.9%
Depreciation and amortization	315,660	354,361	(38,701)	(10.9)
Impairment of long-lived assets and goodwill	6,457	—	6,457	*
Total costs and expenses	8,876,787	9,555,552	(678,765)	(7.1)

Operating income (loss)	2,597,438	2,822,656	(225,218)	(8.0)

Other Income (Expense):
Interest income	464,939	440,412	24,527	5.6
Interest expense, net of amounts capitalized	(753,162)	(871,530)	118,368	13.6
Other, net	518	4,466	(3,948)	(88.4)
Total other income (expense)	(287,705)	(426,652)	138,947	32.6

Income (loss) before income taxes	2,309,733	2,396,004	(86,271)	(3.6)
Income tax (provision) benefit, net	(565,104)	(585,259)	20,155	3.4
Effective tax rate	24.5%	24.4%
Net income (loss)	$1,744,629	$1,810,745	(66,116)	(3.7)

Other Data:
Pay-TV subscribers, as of period end (in millions)	8.526	9.750	(1.224)	(12.6)
DISH TV subscribers, as of period end (in millions)	6.471	7.416	(0.945)	(12.7)
SLING TV subscribers, as of period end (in millions)	2.055	2.334	(0.279)	(12.0)
Pay-TV subscriber additions (losses), net (in millions)	(1.224)	(0.957)	(0.267)	(27.9)
DISH TV subscriber additions (losses), net (in millions)	(0.945)	(0.805)	(0.140)	(17.4)
SLING TV subscriber additions (losses), net (in millions)	(0.279)	(0.152)	(0.127)	(83.6)
Pay-TV ARPU	$104.56	$101.20	$3.36	3.3
DISH TV subscriber additions, gross (in millions)	0.464	0.634	(0.170)	(26.8)
DISH TV churn rate	1.69%	1.54%	0.15%	9.7
DISH TV SAC	$1,118	$1,044	$74	7.1
Purchases of property and equipment	$132,607	$122,477	$10,130	8.3
EBITDA	$2,913,616	$3,181,483	$(267,867)	(8.4)
OIBDA	$2,913,098	$3,177,017	$(263,919)	(8.3)

*  Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 945,000 net DISH TV subscribers during the year ended December 31, 2023 compared to the loss of approximately 805,000 net DISH TV subscribers during the same period in 2022. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations and a higher DISH TV churn rate.

SLING TV subscribers. We lost approximately 279,000 net SLING TV subscribers during the year ended December 31, 2023 compared to the loss of approximately 152,000 net SLING TV subscribers during the same period in 2022. The increase in net SLING TV subscriber losses were primarily related to lower SLING TV subscriber activations, partially offset by lower SLING TV subscriber disconnects in 2023. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the year ended December 31, 2023, we activated approximately 464,000 gross new DISH TV subscribers compared to approximately 634,000 gross new DISH TV subscribers during the same period in 2022, a decrease of 26.8%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior, and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the year ended December 31, 2023 was 1.69% compared to 1.54% for the same period in 2022. Our DISH TV churn rate for the year ended December 31, 2023 was briefly elevated due to the cyber-security incident. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate continues to be positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $11.321 billion for the year ended December 31, 2023, a decrease of $961 million or 7.8% compared to the same period in 2022. The decrease in “Service revenue” compared to the same period in 2022 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $154 million for the year ended December 31, 2023, an increase of $57 million or 58.7% compared to the same period in 2022. The increase in “Equipment sales and other revenue” compared to the same period in 2022 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products, partially offset by a decrease in equipment sales revenue.

Pay-TV ARPU. Pay-TV ARPU was $104.56 during the year ended December 31, 2023 versus $101.20 during the same period in 2022. The $3.36 or 3.3% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2022 and 2023.

Cost of services. “Cost of services” totaled $7.101 billion during the year ended December 31, 2023, a decrease of $427 million or 5.7% compared to the same period in 2022. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber and higher variable and retention costs per subscriber. Programming costs per subscriber increased during the year ended December 31, 2023 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. In addition, variable and retention costs per subscriber increased during the year ended December 31, 2023 due to, among other things, approximately $30 million in cyber-security-related expenses to remediate the incident and provide additional customer support. “Cost of services” represented 62.7% and 61.3% of “Service revenue” during the years ended December 31, 2023 and 2022, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.376 billion during the year ended December 31, 2023, a $218 million or 13.7% decrease compared to the same period in 2022. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations, and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $316 million during the year ended December 31, 2023, a $39 million or 10.9% decrease compared to the same period in 2022. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

Impairment of long-lived assets and goodwill. “Impairment of long-lived assets and goodwill” totaled $6 million for the year ended December 31, 2023. This impairment represents a noncash impairment charge for goodwill. See Note 2 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH TV SAC. DISH TV SAC was $1,118 during the year ended December 31, 2023 compared to $1,044 during the same period in 2022, an increase of $74 or 7.1%. This change was primarily attributable to an increase in advertising costs per subscriber, higher installation costs due to an increase in labor and other installation costs, and a lower percentage of remanufactured receivers being activated on new subscriber accounts.

During the years ended December 31, 2023 and 2022, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $54 million and $55 million, respectively.

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

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $753 million during the year ended December 31, 2023, a decrease of $118 million compared to the same period in 2022. This decrease was primarily related to a reduction in interest expense resulting from the redemption of our 5 7/8% Senior Notes due 2022 and our 5% Senior Notes due 2023.

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

	For the Years Ended December 31,
	2023	2022

	(In thousands)
Net income (loss)	$1,744,629	$1,810,745
Interest, net	288,223	431,118
Income tax provision (benefit), net	565,104	585,259
Depreciation and amortization	315,660	354,361
EBITDA	$2,913,616	$3,181,483

The changes in EBITDA during the year ended December 31, 2023, compared to the same period in 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

	For the Years Ended December 31,
	2023	2022

	(In thousands)
Operating income (loss)	$2,597,438	$2,822,656
Depreciation and amortization	315,660	354,361
OIBDA	$2,913,098	$3,177,017

The changes in OIBDA during the year ended December 31, 2023, compared to the same period in 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2023, our cash, cash equivalents and current marketable investment securities had a fair value of $374 million. Of that amount, a total of $374 million was invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations and expand our business.  Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our December 31, 2023 current non-strategic investment portfolio of $374 million, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2023 of 5.0%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2023 would result in a decrease of approximately $2 million in annual interest income.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2023, we had $55 million of restricted cash and marketable investment securities invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to commercial paper. Based on our December 31, 2023 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2023, we had long-term debt of $11.775 billion, excluding finance lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $9.057 billion using quoted market prices. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $366 million. To the extent interest rates increase, our future costs of financing would increase at the time of any future financings. As of December 31, 2023, all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives. As of December 31, 2023, we did not hold any derivative financial instruments.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Item 9B.OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2023. KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2023.

DISH Network’s Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in its best interests.

Fees Paid to KPMG LLP for 2023 and 2022

The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the audit of DISH Network’s and our annual financial statements for the years ended December 31, 2023 and 2022, and fees billed for other services rendered by KPMG LLP to DISH Network and us during those periods. We have reported the fees billed for services rendered to both DISH Network and us because the services are not rendered or billed specifically for us but for the DISH Network consolidated group as a whole.

	For the Years Ended December 31,
	2023	2022
Audit Fees (1)	$5,774,758	$4,300,000
Audit-Related Fees	742,603	945,000
Tax Compliance Fees	452,061	413,195
All Other Fees (2)	115,000	133,161
Total Fees	$7,084,422	$5,791,356

(1)	Consists of fees paid by DISH Network and us for the audit of DISH Network’s and our consolidated financial statements included in DISH Network’s and our Annual Reports on Form 10-K, review of DISH Network’s and our unaudited financial statements included in DISH Network’s and our Quarterly Reports on Form 10-Q and fees in connection with the audit of DISH Network’s internal control over financial reporting.
(2)	Consists of fees for services related to review of contract compliance.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

DISH Network’s Board of Directors has delegated to DISH Network’s Audit Committee the responsibility for appointing, setting compensation, retaining, and overseeing the work of our independent registered public accounting firm until December 31, 2023. Effective with the closing of the merger, this responsibility was delegated to EchoStar’s Audit Committee. EchoStar’s Audit Committee has established a process regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.

Requests are submitted to the Audit Committee of EchoStar in one of the following ways:

●	Request for approval of services at a meeting of the Audit Committee; or
●	Request for approval of services by members of the Audit Committee acting by written consent.

The request may be made with respect to either specific services or a type of service for predictable or recurring services. 100% of the fees paid to KPMG LLP for services rendered in 2023 and 2022 were pre-approved by DISH Network’s Audit Committee.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None. All schedules have been included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1(a)◻	Composite Amended and Restated Articles of Incorporation of DISH DBS Corporation.

3.1(b)*	Bylaws of DISH DBS Corporation (incorporated by reference from Exhibit 3.4(b) to the Registration Statement on Form S-4 of DISH DBS Corporation).

4.1*

Indenture, relating to the 5 7/8% Senior Notes due 2024, dated as of November 20, 2014, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed November 21, 2014).

4.2*

Indenture, relating to the 7 3/4% Senior Notes due 2026, dated as of June 13, 2016, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed June 13, 2016).

4.3*

Indenture, relating to the 7 3/8% Senior Notes due 2028, dated as of July 1, 2020, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed July 1, 2020).

4.4*

Indenture, relating to the 5 1/8% Senior Notes due 2029, dated as of May 24, 2021, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed May 24, 2021).

4.5*

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

4.6*

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

4.8*	Supplemental Indenture relating to the 5 7/8% Senior Notes due 2024 (incorporated by reference from Exhibit 4.15 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

4.9*	Supplemental Indenture relating to the 7 3/4% Senior Notes due 2026 (incorporated by reference from Exhibit 4.16 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

10.1*	2002 Class B CEO Stock Option Plan (incorporated by reference from Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002). **

10.2*	Nonemployee Director Stock Option Agreement (incorporated by reference from Exhibit 99.6 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005). **

10.3*	DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference from Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed September 19, 2014). **

10.4*

Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference from Appendix B to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009). **

10.5*

Amended and Restated DISH Network Corporation 1999 Stock Incentive Plan (incorporated by reference from Appendix C to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009). **

10.6*	Description of the 2017 Long-Term Incentive Plan dated December 2, 2016 (incorporated by reference from the Current Report on Form 8-K of DISH Network Corporation filed December 8, 2016). **

10.7*	Description of the 2019 Long-Term Incentive Plan dated August 17, 2018 (incorporated by reference from the Current Report on Form 8-K of DISH Network Corporation filed August 23, 2018). **

10.8*	Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020). **

10.9*	Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020). **

10.10*	Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2020). **

22◻	List of Subsidiary Guarantors

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101 ◻

The following materials from the Annual Report on Form 10-K of DISH DBS Corporation for the year ended December 31, 2023, filed on April 1, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholder’s Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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
Paul W. Orban
Executive Vice President and Chief Financial Officer, DISH

Date: April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hamid Akhavan	President and Chief Executive Officer	April 1, 2024
Hamid Akhavan	(Principal Executive Officer)

/s/ Paul W. Orban	Executive Vice President and Chief Financial Officer, DISH	April 1, 2024
Paul W. Orban	(Principal Financial Officer)

/s/ James S. Allen	Senior Vice President and Chief Accounting Officer	April 1, 2024
James S. Allen	(Principal Accounting Officer)

/s/ Charles W. Ergen	Chairman	April 1, 2024
Charles W. Ergen

/s/ James DeFranco	Director	April 1, 2024
James DeFranco

/s/ Tom A. Ortolf	Director	April 1, 2024
Tom A. Ortolf

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors

DISH DBS Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DISH DBS Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has debt maturing in 2024 that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sufficiency of audit evidence over revenue

As discussed in Note 14 to the consolidated financial statements, the Company reported $11.5 billion in total revenue for the year ended December 31, 2023. The Company’s revenue includes multiple revenue streams and certain aspects of the Company’s processes and information technology (IT) systems differ among the revenue streams.

We identified the evaluation of sufficiency of audit evidence over certain revenue streams as a critical audit matter. Specifically, subjective auditor judgment was required to evaluate that revenue data was captured and aggregated throughout these various IT applications. Additionally, IT professionals with specialized skills and knowledge were required to evaluate the nature and extent of evidence obtained over certain revenue streams.

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

Denver, Colorado

April 1, 2024

DISH DBS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$373,641	$621,975
Marketable investment securities	397	282,733
Trade accounts receivable, net of allowance for credit losses of $34,884 and $40,642, respectively	619,604	660,808
Advances to affiliates	421,457	—
Inventory	267,841	307,411
Interest receivable - DISH Network (Note 17)	17,761	—
Prepaids and other assets	147,740	174,522
Other current assets	2,306	2,413
Total current assets	1,850,747	2,049,862

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	54,980	53,525
Property and equipment, net	808,065	990,886
Regulatory authorizations, net	611,794	611,794
Other investments, net	90,168	93,806
Operating lease assets	92,972	130,454
Notes receivable - DISH Network (Note 17)	7,495,755	7,160,116
Interest receivable - DISH Network (Note 17)	19,322	36,912
Other noncurrent assets, net	107,987	116,026
Total noncurrent assets	9,281,043	9,193,519
Total assets	$11,131,790	$11,243,381

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$248,640	$385,899
Deferred revenue and other	505,361	555,151
Accrued programming	1,427,762	1,298,777
Accrued interest	160,137	180,823
Other accrued expenses and liabilities	415,109	644,574
Current portion of long-term debt and finance lease obligations (Note 8)	2,023,976	1,484,101
Total current liabilities	4,780,985	4,549,325

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 8)	9,755,538	11,761,407
Deferred tax liabilities, net	268,170	352,748
Operating lease liabilities	61,381	75,142
Long-term deferred revenue and other long-term liabilities	211,414	209,288
Total long-term obligations, net of current portion	10,296,503	12,398,585
Total liabilities	15,077,488	16,947,910

Commitments and Contingencies (Note 12)

Stockholder’s Equity (Deficit):
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,547,164	1,532,906
Accumulated other comprehensive income (loss)	(2,501)	(2,445)
Accumulated earnings (deficit)	(5,490,361)	(7,234,990)
Total stockholder’s equity (deficit)	(3,945,698)	(5,704,529)
Total liabilities and stockholder’s equity (deficit)	$11,131,790	$11,243,381

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Revenue:
Service revenue	$11,320,526	$12,281,346	$12,661,766
Equipment sales and other revenue	153,699	96,862	100,097
Total revenue	11,474,225	12,378,208	12,761,863

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	7,100,543	7,527,563	7,852,934
Cost of sales - equipment and other	78,219	79,905	87,578
Selling, general and administrative expenses	1,375,908	1,593,723	1,442,897
Depreciation and amortization	315,660	354,361	439,004
Impairment of long-lived assets and goodwill (Note 2)	6,457	—	—
Total costs and expenses	8,876,787	9,555,552	9,822,413

Operating income (loss)	2,597,438	2,822,656	2,939,450

Other Income (Expense):
Interest income	464,939	440,412	36,458
Interest expense, net of amounts capitalized	(753,162)	(871,530)	(683,803)
Other, net	518	4,466	(820)
Total other income (expense)	(287,705)	(426,652)	(648,165)

Income (loss) before income taxes	2,309,733	2,396,004	2,291,285
Income tax (provision) benefit, net	(565,104)	(585,259)	(554,413)
Net income (loss)	$1,744,629	$1,810,745	$1,736,872

Comprehensive Income (Loss):
Net income (loss)	$1,744,629	$1,810,745	$1,736,872
Other comprehensive income (loss):
Foreign currency translation adjustments	(48)	(1,245)	(402)
Unrealized holding gains (losses) on available-for-sale debt securities	14	107	(122)
Deferred income tax (expense) benefit, net	(22)	(45)	67
Total other comprehensive income (loss), net of tax	(56)	(1,183)	(457)
Comprehensive income (loss)	$1,744,573	$1,809,562	$1,736,415

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2020	$—	$1,463,407	$(805)	$(10,782,607)	$(9,320,005)
Non-cash, stock-based compensation	—	11,830	—	—	11,830
Other comprehensive income (loss)	—	—	(457)	—	(457)
Sale of assets to DISH Network, net of deferred taxes of $2,292	—	16,937	—	—	16,937
Net income (loss)	—	—	—	1,736,872	1,736,872
Balance, December 31, 2021	$—	$1,492,174	$(1,262)	$(9,045,735)	$(7,554,823)
Non-cash, stock-based compensation	—	40,732	—	—	40,732
Other comprehensive income (loss)	—	—	(1,183)	—	(1,183)
Net income (loss)	—	—	—	1,810,745	1,810,745
Balance, December 31, 2022	$—	$1,532,906	$(2,445)	$(7,234,990)	$(5,704,529)
Non-cash, stock-based compensation	—	14,258	—	—	14,258
Other comprehensive income (loss)	—	—	(56)	—	(56)
Net income (loss)	—	—	—	1,744,629	1,744,629
Balance, December 31, 2023	$—	$1,547,164	$(2,501)	$(5,490,361)	$(3,945,698)

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$1,744,629	$1,810,745	$1,736,872
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	315,660	354,361	439,004
Impairment of long-lived assets and goodwill (Note 2)	6,457	—	—
Realized and unrealized losses (gains) on investments and other	(1,262)	922	3,587
Non-cash, stock-based compensation	14,258	40,732	11,830
Deferred tax expense (benefit)	(84,600)	(116,715)	(41,304)
Changes in allowance for credit losses	(5,758)	7,781	(10,372)
Other, net	37,540	63,194	51,842
Non-cash interest income - DISH Network	(318,050)	(415,188)	—
Changes in current assets and current liabilities:
Trade accounts receivable	46,962	(67,036)	24,037
Inventory	36,925	(11,143)	(38,405)
Other current assets	12,865	93,482	2,538
Trade accounts payable	(128,331)	(145,552)	206,862
Deferred revenue and other	(49,790)	(47,370)	(64,705)
Accrued programming and other accrued expenses	(98,474)	(840)	28,276
Net cash flows from operating activities	1,529,031	1,567,373	2,350,062

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	282,350	1,388,113	(1,538,268)
Purchases of property and equipment	(132,607)	(122,477)	(156,860)
Proceeds from sale of assets to DISH Network, net of tax	—	—	60,369
Notes receivable - DISH Network	—	(1,500,000)	(5,250,000)
Advances to/from affiliates	(421,457)	—	—
Other, net	5,016	5,313	8,572
Net cash flows from investing activities	(266,698)	(229,051)	(6,876,187)

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(49,850)	(33,713)	(54,162)
Redemption and repurchases of senior notes	(1,460,635)	(2,056,821)	(2,000,000)
Proceeds from issuance of senior notes	—	—	6,750,000
Debt issuance costs	—	—	(34,459)
Other, net	1,273	(906)	(3,368)
Net cash flows from financing activities	(1,509,212)	(2,091,440)	4,658,011

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(246,879)	(753,118)	131,886
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	675,500	1,428,618	1,296,732
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$428,621	$675,500	$1,428,618

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

Recent Developments

Merger with EchoStar

On December 31, 2023, EchoStar completed the acquisition of DISH Network pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023 (the “Amended Merger Agreement”), by and among EchoStar, EAV Corp., a Nevada corporation and its wholly owned subsidiary (“Merger Sub”), and DISH Network, pursuant to which EchoStar acquired DISH Network by means of the merger of Merger Sub with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as its wholly owned subsidiary.

For more information and a copy of the Amended Merger Agreement, see the Form 8-K of EchoStar filed on October 3, 2023 and the Form 8-K of EchoStar filed on January 2, 2024.

With the Merger complete, we are currently focused on the process of integrating our and EchoStar’s business in a manner that facilitates synergies, cost savings, growth opportunities and achieves other anticipated benefits (the “Integration”).

Future Capital Requirements

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our cash and cash equivalents and marketable investment securities totaled $374 million as of December 31, 2023 (“Cash on Hand”). As reflected in the consolidated financial statements as of December 31, 2023, we have $1.983 billion of debt maturing in November 2024.

Because we do not currently have committed financing to fund our operations for at least twelve months from the issuance of these consolidated financial statements, substantial doubt exists about our, our parent, DISH Network’s, and our ultimate parent, EchoStar’s, ability to continue as a going concern. We do not currently have the necessary Cash on Hand and/or projected future cash flows to fund the November 2024 debt maturity. To address our capital needs, we are in active discussions with funding sources to raise additional capital and restructure our outstanding debt. We cannot provide assurances that we will be successful in obtaining such new financing and/or restructuring the existing debt obligations necessary for us to have sufficient liquidity.

In addition, our parent, DISH Network, and our ultimate parent, EchoStar, may not be able to provide additional liquidity in the future.

The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of December 31, 2023, we had 8.526 million Pay-TV subscribers in the United States, including 6.471 million DISH TV subscribers and 2.055 million SLING TV subscribers.

2.Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include all balances and results of operations of DISH DBS and our consolidated subsidiaries and are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities (“VIEs”) where we have been determined to be the primary beneficiary. Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interests. Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments, which will be initially recorded at cost, and based on observable market prices, will be adjusted to their fair value. We record fair value adjustments in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, nonrefundable upfront fees, independent third-party retailer incentives, programming expenses and subscriber lives. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents as of December 31, 2023 and 2022 may consist of money market funds, government bonds, corporate notes and commercial paper. The amortized cost of these investments approximates their fair value.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Marketable Investment Securities

All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

All debt securities are classified as available-for-sale and are recorded at fair value. We report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Stockholder’s Equity (Deficit),” net of related deferred income tax on our Consolidated Balance Sheets. The changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Interest income from available for sale debt securities is reported in “Interest income, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Receivables and Related Allowance for Credit Losses

General Accounts Receivable

Trade accounts receivable represent our unconditional rights to consideration arising from our performance under our customer contracts and are recorded at cost less an allowance for expected credit losses that are not expected to be recovered. We maintain allowances for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for expected credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability. Management estimates credit losses on financial assets, including our trade accounts receivable, utilizing a current expected credit loss impairment model. We estimate the expected credit losses, measured over the contractual life of an asset considering relevant historical loss information, credit quality of the customer base, current economic conditions and forecasts of future economic conditions.

In determining the allowance for credit losses, management groups similar types of financial assets with consistent risk characteristics. Pools identified by management include, but are not limited to residential customers, commercial customers and advertising services. The risk characteristics of the financial asset portfolios are monitored by management and reviewed periodically. The forecasts for future economic conditions are based on several factors including, but not limited to, changes in the unemployment rate, external economic forecasts and current collection rates. Our estimates of the allowance for credit losses may not be indicative of our actual credit losses requiring additional charges to be incurred to reflect the actual amount collected. Past due trade accounts receivable balances are written off against our allowance for credit losses when our internal collection efforts have been unsuccessful.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The cost of manufactured inventory includes the cost of materials, labor, freight-in, royalties and manufacturing overhead. Net realizable value is calculated as the estimated selling price less reasonable costs necessary to complete, sell, transport and dispose of the inventory. We record write downs for inventory for obsolete and slow moving items based on trends and experience. We enter into arrangements with distributors where physical delivery of a product to a distributor has occurred, but we maintain control of the product until such time it is sold to an end consumer. For these arrangements, we account for the products as consigned inventory.

Property and Equipment

Property and equipment, including capitalized expenditures related to our satellites, are stated at cost less depreciation and impairment losses, if any. Capitalized expenditures include the cost of long-lived assets, plus the cost to construct the asset such as labor and overhead directly benefiting the asset. Interest is capitalized when pre-construction activity commences and ends once the asset is ready for its intended purpose. Our equipment leased to customers is generally capitalized when they are installed in customers’ homes. We have certain assets acquired under finance leases. The recorded costs of those assets are the present values of all lease payments. We amortize our finance lease right of use (“ROU”) assets over their respective lease terms.

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

Internal Use Software

We capitalize certain costs related to developing or acquiring internal use software. Capitalization of software costs begins once the preliminary project stage is completed and we commit to funding the software project. Capitalizing ceases when the software project is ready for its intended use. Capitalized software costs are recorded in “Property and equipment, net” on our Consolidated Balance Sheets and are amortized over the estimated useful life of the software.

Other Investments

Equity Method Investments

We use the equity method to account for investments when we have the ability to exercise significant influence on the operating decisions of the affiliate. Such investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying amount of such investments includes a component of goodwill when the cost of our investment exceeds the fair value of the underlying identifiable assets and liabilities of the affiliate. Dividends received from these affiliates reduces the carrying amount of our investment.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cost Method Investments

We generally measure investments in non-publicly traded equity instruments without a readily determinable fair value at cost adjusted for observable price changes in orderly transactions for the identical or similar securities of the same issuer and changes resulting from impairments, if any. Other equity instruments are measured to determine their value based on observable market information. When we adjust the carrying amount of an investment to its estimated fair value, the gain or loss is recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Impairment Considerations

We periodically evaluate all of our other investments to determine whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. We consider information if provided to us by our investees such as current financial statements, business plans, investment documentation, capitalization tables, liquidation waterfalls, and board materials; and we may make additional inquiries of investee management.

Indicators of impairment may include, but are not limited to, unprofitable operations, material loss contingencies, changes in business strategy, changes in market trends or market conditions, changes in the investees’ enterprise value and changes in the investees’ investment pricing. When we determine that one of our other investments is impaired we reduce its carrying value to its estimated fair value and recognize the impairment loss in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

We review our long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that have finite lives are amortized over their estimated useful lives. For assets which are held and used in operations, the asset would be impaired if the carrying amount of the asset (or asset group) exceeded its undiscounted future net cash flows. When an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value as estimated using one of the following approaches: income, cost and/or market. In the event of an impairment, a loss is recorded in “Impairment of long-lived assets and goodwill” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying amount exceeds the fair value of the long-lived asset or asset group. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair value, using the income approach, is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value, utilizing the cost approach, is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, benchmarks the fair value against the carrying amount.

DBS Satellites

We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2023 and 2022. We will continue to monitor the DBS satellite fleet for indicators of impairment.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Finite-Lived Intangible Assets

Intangible assets include customer relationships, trademarks, and certain below market contracts. These assets are amortized over their respective useful lives. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2023 and 2022.

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

DBS Licenses

We combine all of our indefinite-lived DBS licenses that we currently utilize or plan to utilize in the future into a single unit of accounting. For 2023, 2022 and 2021, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS licenses exceeds the carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS licenses exceeds its carrying amount. As such, no further analysis was required.

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed as of the acquisition date. We test goodwill for impairment at the reporting unit level, which includes, among others, the SLING TV and DISH TV reporting units.

We perform our annual impairment assessment for goodwill and other indefinite-lived intangible assets each year during the fourth quarter or more frequently if events or changes in circumstances indicate an impairment may be possible. We may consider qualitative factors to assess if it is more likely than not that the fair value for goodwill is below the carrying amount. If we determine in the qualitative assessment that it is more likely than not that the fair value is less than its carrying value, then we perform a quantitative assessment to determine the estimated fair value of the reporting unit. We may also elect to bypass the qualitative assessment and perform a quantitative assessment.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our assessment process included, among other things, discounted cash flow analyses, consideration of fair values of tangible and indefinite-lived intangible assets held by the reporting units and our ultimate parent, EchoStar’s recent market capitalization. Our assessment indicated the goodwill attributed to certain acquisitions was no longer supported based on the sustained decrease in our ultimate parent, EchoStar’s market capitalization. As such, we recorded a total noncash impairment charge of approximately $6 million in “Impairment of long-lived assets and goodwill” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

No impairments were indicated for any reporting unit for the years ended December 31, 2022 and 2021.

Business Combinations

When we acquire a business that is not subject to rules pertaining to common control, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach. The accounting standard for business combinations requires identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at acquisition-date fair values. Transaction costs related to the acquisition of the business are expensed as incurred. Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate. Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite. Amortization of these intangible assets in general are recognized on a straight-line basis over an average finite useful life primarily ranging from approximately 13 to 20 years or in relation to the estimated discounted cash flows over the life of the intangible asset.

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

As of December 31, 2023 and 2022, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values of our marketable investment securities are measured on a recurring basis based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Additionally, we use fair value measurements from time to time in connection with other investments, asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy. Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels during the years ended December 31, 2023 and 2022. See Note 4 for the fair value of our marketable investment securities.

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

Deferred Debt Issuance Costs and Debt Discounts

Costs of issuing debt, including premiums and discounts relative to par value, are generally deferred and amortized to “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss) using the effective interest rate method over the terms of the respective notes. We report unamortized debt issuance costs as a reduction of the related long-term debt on our Consolidated Balance Sheets. See Note 8 for further information.

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

Contract Balances

The timing of revenue recognition generally differs from the timing of invoicing to customers. A contract asset is recorded when revenue is recognized in advance of our right to receive consideration (i.e., we must perform additional services in order to receive consideration). Amounts are recorded as trade accounts receivable when our right to consideration is unconditional. When consideration is received, or we have an unconditional right to consideration in advance of delivery of goods or services, a contract liability is recorded. The transaction price can include nonrefundable upfront fees, which are allocated to the identifiable performance obligations. Our residential video subscribers are typically billed monthly, and the contract balances for those customers arise from the timing of the monthly billing cycle. We do not adjust the amount of consideration for financing impacts when we anticipate that the period between transfer of goods and services and eventual payment for those goods and services will be less than one year. Contract assets are included in “Trade accounts receivable, net” and contract liabilities are included in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets. Contract balances are amortized over the contract term. See Note 15 for further information, including balance and activity detail about our allowance for credit losses and deferred revenue related to contracts with subscribers.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Assets Recognized Related to the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year.  We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated customer life or the contract term.  These amounts are capitalized in “Prepaids and other assets” and “Other noncurrent assets, net” on our Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, satellites, office space, warehouses and distribution centers, vehicles and other equipment. Substantially all of our leases have remaining lease terms from one to nine years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

We determine if an arrangement is a lease and classify that lease as either an operating or finance lease at inception. Operating leases are included in “Operating lease assets,” “Other accrued expenses and liabilities” and “Operating lease liabilities” on our Consolidated Balance Sheets. Finance leases are included in “Property and equipment, net,” “Current portion of long-term debt and finance lease obligations” and “Long-term debt and finance lease obligations, net of current portion” on our Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 7 for further information on our lease expenses.

Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent the present value of our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes the impact of prepaid or deferred lease payments. When our leases do not provide an implicit rate, we use our IBR based on the information available at commencement date in determining the present value of lease payments. Our IBR is based on an estimated secured rate for the same term as the underlying lease plus a credit spread as secured by our assets. For leases denominated in a currency different than U.S. dollar, IBR is estimated using the collateralized borrowing rate in the foreign currency using the U.S. dollar and foreign currency swap spread, when available. The length of our lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. Our variable lease payments are immaterial and our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lessor Accounting

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For equipment leased to new and existing DISH TV subscribers, we made an accounting policy election to combine the equipment with our programming services as a single performance obligation in accordance with the revenue recognition guidance as the programming services are the predominant component. The non-lease service revenue related to equipment leased to new and existing DISH TV subscribers would have otherwise been accounted for as an operating lease.

Cost of Services

“Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes programming expenses and other operating costs related to our Pay-TV services.

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

Cost of Sales – Equipment and Other

“Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally includes costs related to the non-subsidized sales of Pay-TV equipment. Costs are generally recognized as products are delivered to customers and the related revenue is recognized.

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $365 million, $480 million and $431 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $42 million, $45 million and $29 million for the years ended December 31, 2023, 2022 and 2021, respectively.

New Accounting Pronouncements

Joint Ventures. On August 23, 2023, the FASB issued ASU 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60) (“ASU 2023-05”), which requires an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB Accounting Standards Codification (ASC) master glossary to apply a new basis of accounting upon the formation of the joint venture. This standard will be effective for all joint venture formations with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. We are evaluating the impact the adoption of ASU 2023-05 will have on our Consolidated Financial Statements and related disclosures.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Segment Reporting. On November 27, 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures (“ASU 2023-07”), which will enhance financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. This standard will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2023-07 will have on our Consolidated Financial Statements and related disclosures.

Income Taxes. On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2023-09 will have on our Consolidated Financial Statements and related disclosures.

3.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Cash paid for interest	$747,332	$899,382	$636,934
Cash received for interest	19,972	20,967	4,263
Cash received for interest - Intercompany Loan	104,940	—	—
Cash paid for income taxes, net of (refunds)	12,951	29,000	31,025
Cash paid for income taxes to DISH Network	622,512	489,819	562,268
Vendor financing	26,751	—	164

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of December 31,
	2023	2022

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$397	$282,733

Restricted cash and cash equivalents (1)	54,980	53,525

Other investment securities, net:
Equity method investments	90,168	93,806
Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$145,545	$430,064

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Consolidated Balance Sheets.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2023 and 2022, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Investments, net

We have strategic investments in certain debt and/or equity securities that are included in noncurrent “Other investments, net” on our Consolidated Balance Sheets. Our debt securities are classified as available-for-sale and are recorded at fair value. Generally, our debt investments in non-publicly traded debt instruments without a readily determinable fair value are recorded at amortized cost. Our equity investments where we have the ability to exercise significant influence over the investee are accounted for using the equity method of accounting. Certain of our equity method investments are detailed below.

NagraStar L.L.C. We own a 50% interest in NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming. The three main technologies NagraStar provides to its customers are microchips, set-top box software, and uplink computer systems. NagraStar also provides end-to-end platform security testing services.

Invidi Technologies Corporation. We own a 35% interest in Invidi Technologies Corporation (“Invidi”), an entity that provides proprietary software for the addressable advertising market. Invidi contracts with multichannel video programming distributers to include its software in their respective set-top boxes and DVRs in order to deliver targeted advertisements based on a variety of demographic attributes selected by the advertisers. Invidi has also developed a cloud-based solution for internet protocol-based platforms.

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2023				2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$411,571	$358,545	$53,026	$—	$650,523	$99,437	$551,086	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$7,727	$7,727	$—	$—
Commercial paper	—	—	—	—	227,787	—	227,787	—
Corporate securities	—	—	—	—	46,764	—	46,764	—
Other	397	—	397	—	455	—	455	—
Total	$397	$—	$397	$—	$282,733	$7,727	$275,006	$—

As of December 31, 2023, restricted and non-restricted marketable investment securities included debt securities of $397 thousand with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other, net:	2023	2022	2021

	(In thousands)
Gains (losses) related to early redemption of debt	$1,262	$(922)	$(3,587)
Equity in earnings (losses) of affiliates	(1,202)	4,112	2,520
Other	458	1,276	247
Total	$518	$4,466	$(820)

5.Inventory

Inventory consisted of the following:

	As of December 31,
	2023	2022

	(In thousands)
Finished goods	$208,049	$252,939
Work-in-process and service repairs	35,457	19,351
Raw materials	24,335	35,121
Total inventory	$267,841	$307,411

6.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2023	2022

		(In thousands)
Equipment leased to customers	2-5	$1,175,734	$1,309,737
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements	5	174,685	174,685
Furniture, fixtures, equipment and other	2-10	755,163	753,138
Software and computer equipment	3-5	1,197,632	1,161,392
Buildings and improvements	5-40	294,890	295,375
Land	-	12,505	12,505
Construction in progress	-	45,413	35,326
Total property and equipment		4,344,935	4,431,071
Accumulated depreciation		(3,536,870)	(3,440,185)
Property and equipment, net		$808,065	$990,886

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Equipment leased to customers	$166,918	$191,712	$244,735
Satellites	80,292	84,016	95,187
Buildings, furniture, fixtures, equipment and other	68,450	78,633	99,082
Total depreciation and amortization	$315,660	$354,361	$439,004

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers or software.

Satellites

We currently utilize nine satellites in geostationary orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on six satellites that we lease from DISH Network, which are accounted for as operating leases, except for Nimiq 5 which is accounted for as a finance lease and is depreciated over its economic life. We also lease one satellites from a third party: the Anik F3 satellite, which was accounted for as a finance lease until April 2022 and was fully depreciated. During April 2022, we extended the Anik F3 lease and as a result it is currently accounted for as an operating lease. As of July 2023, we no longer lease the Ciel II satellite.

As of December 31, 2023, our pay-TV satellite fleet consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A

Under Construction:
EchoStar XXV	2026	110	N/A

Leased from DISH Network (1):
EchoStar X	February 2006	110	February 2025
EchoStar XI	July 2008	110	February 2025
EchoStar XIV	March 2010	119	February 2025
EchoStar XVI	November 2012	61.5	January 2025
EchoStar XXIII	March 2017	110	Month to Month
Nimiq 5	September 2009	72.7	September 2024

Leased from Other Third-Party:
Anik F3	April 2007	118.7	April 2025

(1)	See Note 17 for further information on our Related Party Transactions with DISH Network.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellites Under Construction

On March 20, 2023, DISH Network entered into a contract with Maxar Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the continental United States (“CONUS”) and is intended to be used at the 110 degree orbital location. During the fourth quarter of 2023, DISH Network entered into an agreement with Space Exploration Technologies Corp (“SpaceX”) for launch services for this satellite, which is expected to be launched during 2026.

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

Intangible Assets

As of December 31, 2023 and 2022, our identifiable intangibles subject to amortization consisted of the following:

	As of December 31,
	2023		2022
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization

	(In thousands)
Technology-based	$58,162	$(55,623)	$58,162	$(55,079)
Trademarks	18,251	(17,160)	18,251	(17,050)
Contract-based	4,500	(4,500)	4,500	(4,500)
Customer relationships	23,632	(23,632)	23,632	(23,632)
Total	$104,545	$(100,915)	$104,545	$(100,261)

These identifiable intangibles are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately 13 to 20 years. Amortization was $1 million, $1 million and $1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Estimated future amortization of our identifiable intangible assets as of December 31, 2023 is as follows (in thousands):

For the Years Ended December 31,
2024	$654
2025	654
2026	654
2027	654
2028	473
Thereafter	541
Total	$3,630

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed as of the acquisition date and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.

During the year ended December 31, 2023, we recorded a noncash impairment charge for goodwill of $6 million in “Impairment of long-lived assets and goodwill” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information. The non-recurring measurement of fair value of goodwill is classified as Level 3 in the fair value hierarchy.

As of December 31, 2023 and 2022, we had goodwill of zero and $6 million, which is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.

Regulatory Authorizations

As of December 31, 2023 and 2022, our FCC Authorizations consisted of the following:

	As of December 31,
	2023	2022

	(In thousands)
DBS Licenses	$611,794	$611,794
Total	$611,794	$611,794

7.Leases

Lessee Accounting

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of lease expense were as follows:

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Operating lease cost (1)	$70,262	$166,599	$217,635

Short-term lease cost (1)(2)	169,159	74,514	33,456

Finance lease cost:
Amortization of right-of-use assets (3)	34,448	38,322	49,496
Interest on lease liabilities (3)	4,845	8,566	13,122
Total finance lease cost (3)	39,293	46,888	62,618
Total lease costs	$278,714	$288,001	$313,709

(1)	The decrease in “Operating lease cost” is primarily related to our intercompany satellite leases with DISH Network, which were reclassified to “Short-term lease costs” during 2022 and the first quarter of 2023. All of our satellite operating leases with DISH Network are now short-term leases. In addition, the decrease in “Operating lease cost” from 2021 to 2022 was primarily related to the QuetzSat-1 lease, which expired in November 2021.
(2)	Leases that have terms of 12 months or less.
(3)	The decrease in finance lease cost is primarily related to the Anik F3 finance lease that was extended in April 2022 and as a result is currently accounted for as an operating lease.

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$96,195	$138,318	$213,135
Operating cash flows from finance leases	$6,633	$6,733	$13,002
Financing cash flows from finance leases	$47,030	$31,030	$51,608

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$30,657	$74,317	$22,780
Finance leases	$—	$—	$—

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2023	2022

	(In thousands)
Operating Leases:
Operating lease assets	$92,972	$130,454

Other current liabilities	$36,618	$60,203
Operating lease liabilities	61,381	75,142
Total operating lease liabilities	$97,999	$135,345

Finance Leases:
Property and equipment, gross	$175,704	$175,704
Accumulated depreciation	(149,917)	(115,469)
Property and equipment, net	$25,787	$60,235

Other current liabilities	$31,104	$38,102
Other long-term liabilities	—	31,104
Total finance lease liabilities	$31,104	$69,206

Weighted Average Remaining Lease Term:
Operating leases	4.1 years	3.7 years
Finance leases	0.8 years	1.8 years

Weighted Average Discount Rate:
Operating leases	8.3%	7.2%
Finance leases	10.0%	10.0%

Maturities of lease liabilities as of December 31, 2023 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2024	$41,709	$32,147	$73,856
2025	26,417	—	26,417
2026	15,898	—	15,898
2027	8,337	—	8,337
2028	7,361	—	7,361
Thereafter	17,792	—	17,792
Total lease payments	117,514	32,147	149,661
Less: Imputed interest	(19,515)	(1,043)	(20,558)
Total	97,999	31,104	129,103
Less: Current portion	(36,618)	(31,104)	(67,722)
Long-term portion of lease obligations	$61,381	$—	$61,381

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2023 and 2022:

		As of December 31,
		2023		2022
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
5% Senior Notes due 2023 (1)	DDBS	$—	$—	$1,443,179	$1,441,635
5 7/8% Senior Notes due 2024 (2)	DDBS	1,982,544	1,872,275	2,000,000	1,870,940
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,388,060	2,000,000	1,620,280
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,366,073	2,750,000	2,336,813
7 3/8% Senior Notes due 2028	DDBS	1,000,000	600,160	1,000,000	708,320
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	2,013,125	2,500,000	2,013,675
5 1/8% Senior Notes due 2029	DDBS	1,500,000	774,600	1,500,000	976,755
Other notes payable		42,678	42,678	18,329	18,329
Subtotal		11,775,222	$9,056,971	13,211,508	$10,986,747
Unamortized deferred financing costs and debt discounts, net		(26,812)		(35,206)
Finance lease obligations (3)		31,104		69,206
Total long-term debt and finance lease obligations (including current portion)		$11,779,514		$13,245,508

(1)	We had repurchased or redeemed the principal balance of our 5% Senior Notes due 2023 as of March 15, 2023, the instrument’s maturity date.
(2)	During the year ended December 31, 2023, we repurchased approximately $17 million of our 5 7/8% Senior Notes due 2024 in open market trades. The remaining balance of approximately $1.983 billion matures on November 15, 2024 and is included in “Current portion of long-term debt and finance lease obligations” on our Consolidated Balance Sheets as of December 31, 2023.
(3)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Unsecured Senior Notes

Our Senior Notes are:

●	general unsecured senior obligations of DISH DBS;
●	ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and
●	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
5 7/8% Senior Notes due 2024 (1)	May 15 and November 15	$117,500
7 3/4% Senior Notes due 2026	January 1 and July 1	$155,000
5 1/4% Senior Secured Notes due 2026	June 1 and December 1	$144,375
7 3/8% Senior Notes due 2028	January 1 and July 1	$73,750
5 3/4% Senior Secured Notes due 2028	June 1 and December 1	$143,750
5 1/8% Senior Notes due 2029	June 1 and December 1	$76,875

(1)	Our 5 7/8% Senior Notes due 2024 mature on November 15, 2024 and have been reclassified to “Current portion of long-term debt and finance lease obligations” on our Consolidated Balance Sheets as of December 31, 2023.

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

Other Long-Term Debt and Finance Lease Obligations

Other long-term debt and finance lease obligations consisted of the following:

	As of December 31,
	2023	2022

	(In thousands)
Satellites and other finance lease obligations	$31,104	$69,206
Notes payable related to satellite vendor financing and other debt payable in installments through 2031 with interest rates ranging from approximately 4.0% to 6.0%	42,678	18,329
Total	73,782	87,535
Less: current portion	(41,432)	(40,922)
Other long-term debt and finance lease obligations, net of current portion	$32,350	$46,613

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Nimiq 5. On May 19, 2019, DISH Network entered into an agreement pursuant to which, on September 10, 2019, the satellite service agreement for Nimiq 5 was transferred to DISH Network and we began leasing it from an indirect wholly-owned subsidiary of DISH Network. Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree west longitude orbital location during October 2009. This satellite is accounted for as a finance lease and depreciated over the term of the satellite service agreement which includes options to extend the lease that we are reasonably certain to exercise. We lease 100% of the capacity on Nimiq 5, and this lease expires in September 2024. See Note 17 for further information.

The summary of future maturities of our outstanding long-term debt as of December 31, 2023 is included in the commitments table in Note 12.

Future Liquidity

We have made cash distributions and the Intercompany Loan to partially finance the development of DISH Network’s 5G Network Deployment, including, but not limited to, the purchase of wireless spectrum licenses and the retail wireless business to date, and we may make additional funds available to DISH Network or EchoStar in the form of cash distributions or loans to finance, in whole or in part, DISH Network or EchoStar’s future efforts. These factors, including, but not limited to, debt maturities, continuing investment in our business, financing acquisitions and other strategic transactions, will require us to raise additional capital in the future which may not be available on favorable terms, or at all.

9.Income Taxes and Accounting for Uncertainty in Income Taxes

Income Taxes

DISH DBS and its domestic subsidiaries join with DISH Network in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The federal and state income tax provisions or benefits recorded by DISH DBS are generally those that would have been recorded if DISH DBS and its domestic subsidiaries had filed returns as a consolidated group independent of DISH Network. Cash is due and paid to DISH Network based on amounts that would be payable based on DISH DBS consolidated or combined group filings. Amounts are receivable from DISH Network on a basis similar to when they would be receivable from the IRS or other state taxing authorities. The amounts paid to DISH Network during the years ended December 31, 2023, 2022 and 2021 were $623 million, $490 million and $562 million, respectively.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2023, we had no net operating loss carryforwards (“NOLs”) for federal and state income tax purposes. In addition, there are $9 million of tax benefits related to credit carryforwards which are fully offset by a valuation allowance. Portions of the credit carryforwards expired in 2023.

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Current (benefit) provision:
Federal	$528,689	$572,754	$486,736
State	118,540	133,475	106,594
Foreign	2,475	(4,255)	2,387
Total current (benefit) provision	649,704	701,974	595,717

Deferred (benefit) provision:
Federal	(69,321)	(95,995)	(31,424)
State	(15,794)	(20,720)	(7,090)
Increase (decrease) in valuation allowance	515	—	(2,790)
Total deferred (benefit) provision	(84,600)	(116,715)	(41,304)
Total (benefit) provision	$565,104	$585,259	$554,413

Our $2.310 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included income of $13 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2023	2022	2021

	% of pre-tax income/(loss)
Statutory rate	21.0	21.0	21.0
State income taxes, net of federal benefit	3.4	3.5	3.5
Other, net	0.1	(0.1)	(0.3)
Total (benefit) provision for income taxes	24.5	24.4	24.2

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2023	2022

	(In thousands)
Deferred tax assets:
NOL, interest, credit and other carryforwards	$7,277	$7,642
Accrued and prepaid expenses	22,449	8,526
Stock-based compensation	16,686	19,374
Deferred revenue	6,118	7,344
Bases differences in partnerships and cost method investments	3,360	1,281
Total deferred tax assets	55,890	44,167
Valuation allowance	(8,194)	(7,679)
Deferred tax asset after valuation allowance	47,696	36,488

Deferred tax liabilities:
Depreciation	(193,564)	(235,498)
Regulatory authorizations and other intangible amortization	(122,302)	(153,738)
Total deferred tax liabilities	(315,866)	(389,236)
Net deferred tax asset (liability)	$(268,170)	$(352,748)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2023	2022	2021

	(In thousands)
Balance as of beginning of period	$204,378	$198,511	$188,141
Additions based on tax positions related to the current year	3,601	3,444	303
Additions based on tax positions related to prior years	2,892	9,523	12,095
Reductions based on tax positions related to prior years	(7,219)	(7,100)	(1,400)
Reductions based on tax positions related to settlements with taxing authorities	(834)	—	—
Reductions based on tax positions related to the lapse of the statute of limitations	(352)	—	(628)
Balance as of end of period	$202,466	$204,378	$198,511

We have $164 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. We do not expect any material portion of this amount to be paid or settled within the next 12 months.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the years ended December 31, 2023, 2022 and 2021, we recorded $14 million, $8 million and $6 million in net interest and penalty expense to earnings, respectively. Accrued interest and penalties were $62 million and $49 million at December 31, 2023 and 2022, respectively. The above table excludes these amounts.

10.Employee Benefit Plans

Employee Stock Purchase Plan

Our employees may participate in the EchoStar employee stock purchase plan (the “ESPP”), in which EchoStar is authorized to issue up to 5.0 million shares of Class A common stock. At December 31, 2023, EchoStar had 0.5 million shares of Class A common stock which remain available for issuance under the ESPP. Substantially all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase EchoStar’s capital stock under all of EchoStar’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of EchoStar’s Class A common stock on the last business day of each calendar quarter in which such shares of EchoStar’s Class A common stock are deemed sold to an employee under the ESPP.

401(k) Employee Savings Plans

EchoStar sponsors a 401(k) Employee Savings Plan (the “DISH Network 401(k) Plan”) for our eligible employees. Voluntary employee contributions to the DISH Network 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution of $2,500 per employee. Forfeitures of unvested participant balances which are retained by the DISH Network 401(k) Plan may be used to fund matching and discretionary contributions. EchoStar’s Board of Directors may also authorize an annual discretionary contribution to the DISH Network 401(k) Plan, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in EchoStar’s stock.

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2023	2022	2021

	(In thousands)
Matching contributions, net of forfeitures	$10,966	$10,150	$7,525
Discretionary stock contributions, net of forfeitures	$52	$11,150	$24,347

11.Stock-Based Compensation

DISH Network’s Merger with EchoStar

Upon the completion of the Merger with EchoStar, EchoStar adopted all of DISH Network’s stock compensation plans. In addition, in connection with the Merger, EchoStar assumed the share reserve under each of the DISH Network Corporation 2019 Stock Incentive Plan and the Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan to employees and directors who were employed by, or provided services to, DISH Network immediately prior to the effective time of the Merger.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At the Effective Time, each DISH Network stock option outstanding immediately prior to the Effective Time was converted automatically into an EchoStar stock option on substantially the same terms and conditions (including, if applicable, with respect to any performance-based vesting, subject to certain adjustments that may be made pursuant to the terms of the Amended Merger Agreement and to the extent necessary to reflect the consummation of the Merger and the other transactions contemplated by the Amended Merger Agreement), with respect to a number of shares of EchoStar Class A Common Stock equal to (i) the number of shares of DISH Network Common Stock subject to the corresponding DISH Network stock option immediately prior to the Effective Time, multiplied by (ii) the Exchange Ratio (with the resulting number rounded down to the nearest whole share), at an exercise price (rounded up to the nearest whole cent) equal to the exercise price of the corresponding DISH Network stock option immediately prior to the Effective Time divided by the Exchange Ratio.

At the Effective Time, each DISH Network restricted stock unit award outstanding immediately prior to the Effective Time was converted automatically into an EchoStar restricted stock unit award on substantially the same terms and conditions, with respect to a number of shares of EchoStar Class A Common Stock equal to (i) the number of shares of DISH Network Common Stock subject to the corresponding DISH Network restricted stock unit award immediately prior to the Effective Time, multiplied by (ii) the Exchange Ratio (with the resulting number rounded to the nearest whole share).

Stock Incentive Plans

All information below includes the Merger conversion discussed above.

EchoStar maintains stock incentive plans to attract and retain officers, directors and key employees. Our employees participate in the EchoStar stock incentive plans. Stock awards under these plans include both performance and non-performance based stock incentives. Many of our employees work on projects associated with our business and projects associated with EchoStar’s business and other operations of EchoStar. Stock options, restricted stock units and non-cash stock-based compensation expense are included below only for employees who devote 50% or more of their time to our business. For each employee, a change in status in relation to the 50% threshold is reflected as a transfer to or from another EchoStar subsidiary that is not part of DISH DBS. As of December 31, 2023, EchoStar had outstanding under these plans stock options to acquire 3.3 million shares of EchoStar’s Class A common stock and 4 thousand restricted stock units and awards associated with our employees. Stock options granted on or prior to December 31, 2023 were granted with exercise prices equal to or greater than the market value of EchoStar’s Class A common stock at the date of grant and with a maximum term of approximately ten years. EchoStar accounts for forfeitures as they are incurred. While historically EchoStar has issued stock awards subject to vesting, typically at the rate of 20% per year, certain stock awards have been granted with immediate vesting and certain other stock awards vest only upon the achievement of certain EchoStar-specific subscriber, operational and/or financial goals. As of December 31, 2023, EchoStar had 17.2 million shares of its Class A common stock available for future grant under the DISH Network stock incentive plans.

Exchange offer. On June 24, 2022, DISH Network commenced a tender offer to eligible employees (which excludes DISH Network’s co-founders and the independent members of DISH Network’s Board of Directors, at that time) to exchange eligible stock options (which excludes DISH Network’s Ergen 2020 Performance Award) for new options as detailed in its Schedule TO filed June 23, 2022 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on July 22, 2022. As a result of the Exchange Offer, the exercise price of approximately 9 million stock options associated with our employees, affecting approximately 500 eligible employees, was adjusted during the third quarter of 2022 to $20.00.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Award Activity

EchoStar stock option activity associated with our employees was as follows:

	For the Year Ended December 31, 2023
	Options	Weighted- Average Exercise Price	Aggregate intrinsic value (In thousands)	Weighted Average Remaining Contractual Life
Total options outstanding, beginning of period	3,877,308	$72.53
Granted	355,652	$34.42
Exercised	—	$—
Forfeited, cancelled and transferred (1)(2)	(944,927)	$81.57
Total options outstanding, end of period	3,288,033	$65.81	$—	6.94
Performance-based options outstanding, end of period (3)	815,370	$96.55
Exercisable at end of period	1,326,093	$59.06	$—	6.24

(1)	Includes the cancellation of the 2013 LTIP. See discussion below.
(2)	Certain of these stock options include options that were granted to individuals who transferred to and/or from another EchoStar subsidiary not a part of DISH DBS.
(3)	These stock options are included in the caption “Total options outstanding, end of period.” See discussion of the 2017 LTIP, 2019 LTIP, 2022 Incentive Plan and Other Employee Performance Awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Tax benefit from stock awards exercised	$871	$206	$3,815

EchoStar restricted stock unit and award activity associated with our employees was as follows:

	For the Year Ended December 31, 2023
	Restricted Stock Units/Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units/awards outstanding, beginning of period	379,073	$100.69
Granted	5,534	$17.18
Vested	(208,520)	$92.71
Forfeited, cancelled and transferred (1)	(172,109)	$107.22
Total restricted stock units/awards outstanding, end of period	3,978	$120.95

(1)	Certain of these restricted stock units/awards include restricted stock units/awards that were granted to individuals who transferred to and/or from another EchoStar subsidiary not a part of DISH DBS.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes additional information about EchoStar stock options and restricted stock units and awards associated with our employees:

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands, except per share amounts)
Stock options:
Weighted-average grant date fair value of options granted	$34.42	$66.92	$115.57
Intrinsic value of options exercised (1)	$—	$61	$6,370

Restricted stock units and awards:
Weighted-average grant date fair value of units and awards granted	$17.18	$84.56	$120.84
Fair value of units and rewards vested (1)	$4,030	$874	$262

(1) Intrinsic value and fair value is based on the closing market price of EchoStar’s Class A Common Stock on December 31, 2023.

Long-Term Performance-Based Plans

2013 LTIP. During 2013, EchoStar adopted a long-term, performance-based stock incentive plan (the “2013 LTIP”). The 2013 LTIP provides stock options and restricted stock units in combination, which vest based on certain EchoStar-specific subscriber and financial performance conditions. Exercise of the stock awards is contingent on achieving these performance conditions by September 30, 2022. This plan expired on January 1, 2023 which resulted in the cancellation of 190,149 stock options and 135,344 restricted stock units and awards.

2017 LTIP. On December 2, 2016, EchoStar adopted a long-term, performance-based stock incentive plan (the “2017 LTIP”). The 2017 LTIP provided stock options, which were subject to vesting based on certain EchoStar-specific subscriber and financial performance conditions. Awards were initially granted under the 2017 LTIP as of January 1, 2017. Exercise of the stock awards was contingent on achieving these performance conditions by December 31, 2020, however, none of the performance conditions were achieved. This plan will expire on January 1, 2027 which as of December 31, 2023, would result in the cancellation of 318,539 stock options.

2019 LTIP.  On August 17, 2018, EchoStar adopted a long-term, performance-based stock incentive plan (the “2019 LTIP”).  The 2019 LTIP provides stock options, which vest based on certain EchoStar-specific subscriber, operational and/or financial performance conditions.  Vesting of the stock awards is contingent on achieving these conditions by December 31, 2023.

Although no awards vest until EchoStar attains the performance conditions described above, compensation related to the 2019 LTIP will be recorded based on EchoStar’s assessment of the probability of meeting the performance conditions. If the performance conditions are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the performance condition.

During the years ended December 31, 2023, 2022 and 2021, EchoStar determined that 85%, 89% and 90%, respectively, of the 2019 LTIP performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the years ended December 31, 2023, 2022 and 2021, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2023, 2022 and 2021, approximately 78%, 75% and 69%, respectively, of the 2019 LTIP awards had vested. No additional awards will vest in future periods for the 2019 LTIP.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2022 Incentive Plan. On December 30, 2021, EchoStar adopted a performance-based incentive plan (the “2022 Incentive Plan”).  The 2022 Incentive Plan provides stock options, which vest based on certain EchoStar-specific operational and/or financial performance conditions. Awards were initially granted under the 2022 Incentive Plan as of February 1, 2022. Exercise of the stock awards is contingent on achieving these conditions by December 31, 2026.

Although no awards vest until EchoStar attains the performance conditions described above, compensation related to the 2022 Incentive Plan will be recorded based on EchoStar’s assessment of the probability of meeting the performance conditions. If the performance conditions are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the performance condition.

During the year ended December 31, 2023, EchoStar determined that 100% of the 2022 Incentive Plan performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the year ended December 31, 2023 as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2023 and 2022, approximately 17% and 33%, respectively, of the 2022 Incentive Plan awards had vested.

Other Employee Performance Awards. In addition to the above long-term, performance stock incentive plans, EchoStar has other stock awards that vest based on certain other EchoStar-specific subscriber, operational and/or financial performance conditions. Exercise of these stock awards is contingent on achieving certain performance conditions.

Additional compensation related to these awards will be recorded based on EchoStar’s assessment of the probability of meeting the remaining performance conditions. If the remaining performance conditions are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the performance condition. See the table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

Although no awards vest until the performance conditions are attained, EchoStar determined that certain performance conditions described above were probable of achievement and, as a result, we recorded non-cash, stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

The non-cash, stock-based compensation expense associated with these awards for our employees was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized (1)	2023	2022	2021

	(In thousands)
2022 Incentive Plan	$5,573	$15,024	$—
2019 LTIP	(1,631)	(131)	370
2013 LTIP	—	—	(10,550)
Other employee performance awards	281	3,711	7,827
Total non-cash, stock-based compensation expense recognized for performance-based awards	$4,223	$18,604	$(2,353)

(1)	“Non-Cash, Stock-Based Compensation Expense Recognized” includes actual forfeitures.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2022 Incentive Plan	2019 LTIP	Other Employee Performance Awards

	(In thousands)
Expense estimated to be recognized during 2024	$1,714	$—	$—
Estimated contingent expense subsequent to 2024	902	—	—
Total estimated remaining expense over the term of the plan	$2,616	$—	$—

Given the competitive nature of EchoStar’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of certain other EchoStar-specific subscriber, operational and/or financial performance conditions were not probable as of December 31, 2023, that assessment could change in the future.

Of the 3.3 million stock options and 4 thousand restricted stock units and awards outstanding under the EchoStar stock incentive plans associated with our employees as of December 31, 2023, the following awards were outstanding pursuant to the performance-based stock incentive plans:

	As of December 31, 2023
Performance-Based Stock Options	Number of Awards	Weighted- Average Grant Price
2022 Incentive Plan	303,379	$51.17
2019 LTIP	193,452	$59.16
2017 LTIP	318,539	$162.47
Total	815,370	$96.55

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2023, 2022 and 2021 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Cost of services	$2,240	$5,817	$4,170
Selling, general and administrative	12,018	34,915	7,660
Total non-cash, stock based compensation	$14,258	$40,732	$11,830

As of December 31, 2023, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $24 million and will be recognized over a weighted-average period of approximately 8.6 years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Valuation

The fair value of each stock option granted for the years ended December 31, 2023, 2022 and 2021 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2023			2022			2021
Risk-free interest rate	3.58%	-	4.61%	1.35%	-	4.02%	0.48%	-	1.11%
Volatility factor	34.30%	-	41.25%	32.67%	-	34.84%	29.91%	-	34.51%
Expected term of options in years	4.1	-	6.6	4.1	-	6.0	4.0	-	5.9
Fair value of options granted	$7.40	-	$7.77	$5.97	-	$9.27	$6.20	-	$8.32

While EchoStar currently does not intend to declare dividends on its Class A common stock, EchoStar may elect to do so from time to time. Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model was set at zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions. Changes in these subjective input assumptions can materially affect the fair value estimate.

We will continue to evaluate the assumptions used to derive the estimated fair value of EchoStar’s stock options as new events or changes in circumstances become known.

12.Commitments and Contingencies

Commitments

As of December 31, 2023, future maturities of our long-term debt, finance lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2024	2025	2026	2027	2028	Thereafter

	(In thousands)
Long-term debt obligations	$11,775,222	$1,992,872	$9,425	$4,757,972	$8,423	$3,501,538	$1,504,992
Interest expense on long-term debt	2,532,110	712,442	595,606	595,205	295,379	294,636	38,842
Finance lease obligations (1)	31,104	31,104	—	—	—	—	—
Interest expense on finance lease obligations (1)	1,043	1,043	—	—	—	—	—
Other long-term obligations (2)	3,415,290	2,026,120	739,613	524,473	125,084	—	—
Operating lease obligations (1)	117,514	41,709	26,417	15,898	8,337	7,361	17,792
Purchase obligations	1,365,889	1,335,189	26,036	4,664	—	—	—
Total	$19,238,172	$6,140,479	$1,397,097	$5,898,212	$437,223	$3,803,535	$1,561,626

(1)	See Note 7 for further information on leases and the adoption of ASC 842.
(2)	Represents obligations for satellite related executory costs, telemetry, tracking and control (“TT&C”) services, short-term leases and certain expenses associated with DISH Network’s Wireless segment.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.

The table above does not include $202 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 9, and are included on our Consolidated Balance Sheets as of December 31, 2023. We do not expect any portion of this amount to be paid or settled within the next 12 months.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The table above includes certain obligations incurred by us on behalf of DISH Network’s Wireless segment. These obligations will be either paid directly by DISH Network or settled monthly as part of our centralized cash management system with our parent, DISH Network.  See Note 3 for further information.

On March 20, 2023, DISH Network entered into a contract with Maxar Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the CONUS and is intended to be used at the 110 degree orbital location. This satellite is expected to be launched during 2026. During the fourth quarter of 2023, DISH Network entered into an agreement with SpaceX for launch services for this satellite, which is expected to be launched during 2026. The satellite construction and launch costs for EchoStar XXV and any future lease obligations are not included in “Other long-term obligations” above.

DISH Network’s Spectrum and 5G Network Deployment

DISH Network has directly invested approximately $30 billion to acquire certain wireless spectrum licenses. DISH Network’s wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. DISH Network plans to commercialize its wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (the “5G Network Deployment”). DISH Network currently expects capital expenditures, excluding capitalized interest, for its 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022 and 2023. DISH Network may need to make significant additional investments or partner with others to, among other things, continue its 5G Network Deployment and further commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly.

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

In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have made cash distributions and the Intercompany Loan to partially finance these efforts to date and may make additional cash distributions or loans to finance, in whole or in part, DISH Network or EchoStar’s future efforts, including, among other things, any potential Northstar re-auction payment and SNR re-auction payment. There can be no assurance that DISH Network will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably these wireless spectrum licenses.

We will need to raise additional capital in the future, which may not be available on favorable terms, to among other things, continue investing in our business and to pursue acquisitions and other strategic transactions.

See Note 15 “Commitments and Contingencies – Wireless – 5G Network Deployment” in the Notes to EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2023 for further information.

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

Purchase Obligations

Our 2024 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, and other products and services related to the operation of our Pay-TV services. In addition, our 2024 purchase obligations also include DISH Network’s purchase obligations for certain wireless devices related to its retail wireless business as well as transition services pursuant to the TSA with T-Mobile. Our purchase obligations may fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, which can materially impact our future operating asset and liability balances, and our future working capital requirements. The purchase obligations incurred by us on behalf of DISH Network’s Wireless segment will be either paid directly by DISH Network or settled monthly as part of our centralized cash management system with our parent, DISH Network.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against EchoStar and DISH Network, our wholly-owned subsidiary DISH Network L.L.C., and EchoStar’s then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah. The complaint alleges willful infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.” ClearPlay alleges that the AutoHop™ feature of our Hopper® set-top box infringes the asserted patents. On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action.

In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. On October 31, 2016, the stay was lifted, and in May 2017, ClearPlay agreed to dismiss EchoStar and us as defendants, leaving DISH Network L.L.C. and DISH Technologies L.L.C. as the sole defendants.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. On June 2, 2023, the Court entered its formal order granting judgment as a matter of law. On December 12, 2023, the Court denied ClearPlay’s motion to alter or amend the judgment. ClearPlay has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.

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

Data Breach Class Actions

On May 9, 2023, Susan Owen-Brooks, an alleged customer, filed a putative class action complaint against DISH Network in the United States District Court for the District of Colorado. She purports to represent a nationwide class of all individuals in the United States who allegedly had private information stolen as a result of the February 23, 2023 Cyber-security Incident (and a North Carolina statewide subclass of the same individuals). On behalf of the nationwide class, she alleges claims for contractual breaches, negligence and unjust enrichment (and, on behalf of the North Carolina subclass only, violation of the North Carolina Deceptive Trade Practices Act), and seeks monetary damages, injunctive relief and a declaratory judgment. Since that filing, ten additional putative class action complaints have been filed in the United States District Court for the District of Colorado, purporting to represent the same nationwide class of people, and Owen-Brooks has filed an amended complaint. On August 2, 2023, the Court issued an order consolidating the first ten cases (the eleventh was dismissed) and, on November 16, 2023, the plaintiffs filed a consolidated amended class action complaint.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In May 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 710 patent and the 122 patent and, on December 11, 2023, the United States Patent and Trademark Office entered decisions instituting each petition.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Entropic Communications, LLC (second action)

On February 10, 2023, Entropic filed a second lawsuit against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent No. 7,295,518 (the “518 patent”), entitled “Broadband network for coaxial cable using multi-carrier modulation”; U.S. Patent No. 7,594,249 (the “249 patent”), entitled “Network interface device and broadband local area network using coaxial cable”; U.S. Patent Nos. 7,889,759 (the “759 patent”), entitled “Broadband cable network utilizing common bit-loading”; U.S. Patent No. 8,085,802 (the “802 Patent”), entitled “Multimedia over coaxial cable access protocol”; U.S. Patent No. 9,838,213 (the “213 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 10,432,422 (the “422 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 8,631,450 (the “450 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,621,539 (the “539 patent”), entitled “Physical layer transmitter for use in a broadband local area network”; U.S. Patent No. 8,320,566 (the “0,566 patent”), entitled “Method and apparatus for performing constellation scrambling in a multimedia home network”; U.S. Patent No. 10,257,566 (the “7,566 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,228,910 (the “910 Patent”), entitled “Aggregating network packets for transmission to a destination mode”; and U.S. Patent No. 8,363,681 (the “681 patent”), entitled “Method and apparatus for using ranging measurements in a multimedia home network.” Generally, the patents relate to Multimedia over Coax Alliance standards and the manner in which we provide a whole-home DVR network over an on-premises coaxial cable network. Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV. On September 7, 2023, the Court granted the motion of DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation to dismiss the claims arising from the 7,566 patent and the 910 patent on the grounds that they claimed in eligible subject matter. In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the ’0,566 patent, and the ’681 patent.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against DISH Network, DISH Network’s Board of Directors at that time, and DISH Network’s Retirement Plan Committee at that time alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds. On February 1, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the complaint be granted, and on March 27, 2023, the district court judge granted the motion. As permitted by the Court’s order, the plaintiffs filed an amended complaint on April 10, 2023, which is limited to allegations regarding the alleged underperformance of the Fidelity Freedom Funds. On November 7, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the amended complaint be denied as to the duty to prudently monitor fund performance, but be granted as to the duty of loyalty and, on November 27, 2023, the district court judge entered an order adopting the recommendation.

DISH Network intends to vigorously defend this case. DISH Network cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Lingam Securities Class Action (formerly Jaramillo)

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

In August 2023, the Court appointed a new lead plaintiff and lead plaintiff’s counsel, and, on October 20, 2023, they filed an amended complaint that abandoned the original allegations. In their amended complaint, plaintiffs allege that, during the class period, the defendants concealed problems concerning the 5G network buildout that prevented scaling and commercializing the network to obtain enterprise customers. The amended complaint adds as individual defendants James S. Allen, DISH Network’s Senior Vice President and Chief Accounting Officer; John Swieringa, DISH Network’s President, Technology and Chief Operating Officer; Dave Mayo, DISH Network’s former Executive Vice President of Network Development; Marc Rouanne, DISH Network’s Executive Vice President and Chief Network Officer; and Stephen Bye, DISH Network’s former Executive Vice President and Chief Commercial Officer. After the defendants filed a motion to dismiss, the plaintiffs filed a further amended complaint, asserting the same theory, on February 23, 2024. The new complaint drops Erik Carlson, John Swieringa, Paul Orban and James Allen as individual defendants.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The amended complaint in the Original Texas Action alleges infringement of United States Patent No. 8,717,204 (the “204 patent”), entitled “Methods for encoding and decoding data”; United States Patent No. 9,054,728 (the “728 patent”), entitled “Data compression systems and methods”; United States Patent No. 7,358,867 (the “867 patent”), entitled “Content independent data compression method and system”; United States Patent No. 8,502,707 (the “707 patent”), entitled “Data compression systems and methods”; United States Patent No. 8,275,897 (the “897 patent”), entitled “System and methods for accelerated data storage and retrieval”; United States Patent No. 8,867,610 (the “610 patent”), entitled “System and methods for video and audio data distribution”; United States Patent No. 8,934,535 (the “535 patent”), entitled “Systems and methods for video and audio data storage and distribution”; and United States Patent No. 8,553,759 (the “759 patent”), entitled “Bandwidth sensitive data compression and decompression.” Realtime alleges that DISH Network’s, Sling TV L.L.C.’s, Sling Media L.L.C’s. and Arris Group, Inc.’s streaming video products and services compliant with various versions of the H.264 video compression standard infringe the 897 patent, the 610 patent and the 535 patent, and that the data compression system in HNS’ products and services infringes the 204 patent, the 728 patent, the 867 patent, the 707 patent and the 759 patent.

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

As a result, neither DISH Network nor any of its subsidiaries is a defendant in the Original Texas Action; the Court has dismissed without prejudice the Second Texas Action and the Third Texas Action; and our wholly-owned subsidiaries DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. as well as Arris Group, Inc., are defendants in the Colorado Action, which now has Realtime Adaptive Streaming as the named plaintiff. Following settlements with the plaintiff, EchoStar and HNS were dismissed from the Original Texas Action in February 2019, and Arris Group, Inc. was dismissed from the Colorado Action in March 2021.

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

On July 30, 2021, the District Court granted summary judgment in favor of DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C., holding that the remaining asserted patent, the 610 patent, is invalid because it claims patent-ineligible abstract subject matter. Realtime Adaptive Streaming appealed that ruling to the United States Court of Appeals for the Federal Circuit, and on May 11, 2023, that Court affirmed the District Court’s summary judgment order. Independently, on September 21, 2021, in connection with an ex parte reexamination of the validity of the 610 patent, an examiner at the United States Patent and Trademark Office issued a final office action rejecting each asserted claim of the 610 patent as invalid over the cited prior art. On April 19, 2023, the Patent Trial and Appeal Board rejected Realtime Adaptive Streaming’s appeal and affirmed the examiner’s rejection of the asserted claims of the 610 patent. Realtime did not further appeal the Patent Trial and Appeal Board’s determination and, thus, the asserted claims of the 610 patent were canceled. As a result, DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. no longer face any possible exposure from this matter, and the liability phase of this case is concluded.

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and that appeal is now fully briefed and scheduled for oral argument on April 2, 2024.

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against DISH Network in the United States District Court for the Western District of Texas. The complaint alleges that DISH Network infringes U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts” (the “302 patent”). On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon. On October 24, 2022, in response to the parties’ joint motion, the Court ordered the case against DISH Network transferred to the United States District Court for the District of Colorado. On December 1, 2022, SafeCast filed an amended complaint naming our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. as defendants and withdrawing the allegations as to DISH Network. On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent. On August 28, 2023, the Court stayed the case pending resolution of the petition.

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

On April 20, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of one of the asserted claims of the 213 patent, and reexamination was ordered on June 16, 2022. On January 18, 2023, they filed another petition requesting ex parte reexamination of the validity of the four additional asserted claims of the 213 patent, and reexamination was ordered on April 17, 2023. On November 13, 2023, the United States Patent and Trademark Office confirmed the patentability of the claim challenged in our first petition.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that, on May 13, 2015, Vermont National Telephone Company (“Vermont National”) filed against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (our Chairman) and Cantey M. Ergen (a member of DISH Network’s Board of Directors, at that time); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint was unsealed after the United States Department of Justice notified the District Court that it had declined to intervene in the action. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings. See Note 15 “Commitments and Contingencies – Commitments – DISH Network Noncontrolling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses” in the Notes to EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2023 for further information.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On August 25, 2023, the FCC provided a sworn declaration stating that “the FCC considers … SNR and Northstar to have fully and timely satisfied their obligations to pay money to the Government arising from the AWS-3 Auction.” On that basis, on September 22, 2023, the Defendants filed a motion seeking partial summary judgment of no damages. On September 26, 2023, the Court denied the motion as premature. On March 8, 2024, the United States filed a motion to exercise its statutory prerogative to intervene in the case for the purpose of moving to dismiss it with prejudice, stating that the case is “unlikely to vindicate the United States’ interests and would needlessly expend the Government’s and this Court’s resources.”

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

14.Disaggregation of Revenue

Geographic Information. Revenue is attributed to geographic regions based upon the customer billing location. Long-lived assets are associated with the geographic regions based upon the location where the asset resides. All revenue was derived from North America, with all service revenue coming from the United States. Substantially all of our long-lived assets reside in the United States.

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Years Ended December 31,
Category:	2023	2022	2021
		(In thousands)
Pay-TV subscriber and related revenue	$11,320,526	$12,281,346	$12,661,766
Pay-TV equipment sales and other revenue	153,699	96,862	100,097
Total	$11,474,225	$12,378,208	$12,761,863

15.Revenue Recognition

Contract Balances

Our valuation and qualifying accounts as of December 31, 2023, 2022 and 2021 were as follows:

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Balance at beginning of period	$40,642	$32,861	$43,233
Current period provision for expected credit losses	56,047	75,245	48,150
Write-offs charged against allowance	(61,805)	(67,464)	(58,522)
Balance at end of period	$34,884	$40,642	$32,861

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of December 31,
	2023	2022

	(In thousands)
Contract liabilities	$427,319	$481,220

Our beginning of period contract liability recorded as customer contract revenue during 2023 was $478 million.

Performance Obligations

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of our future revenue.

Contract Acquisition Costs

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Balance at beginning of period	$230,146	$298,112	$338,893
Additions	71,931	86,740	116,922
Amortization expense	(126,392)	(154,706)	(157,703)
Balance at end of period	$175,685	$230,146	$298,112

16.Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31

	(In thousands)
Year ended December 31, 2023:
Total revenue	$2,946,411	$2,951,159	$2,783,387	$2,793,268
Operating income (loss)	652,899	684,470	582,280	677,789
Net income (loss)	433,283	457,638	388,754	464,954

Year ended December 31, 2022:
Total revenue	$3,133,411	$3,121,014	$3,048,315	$3,075,468
Operating income (loss)	724,776	757,713	622,781	717,386
Net income (loss)	444,411	483,180	408,337	474,817

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

During the years ended December 31, 2023 and 2022, we recorded $441 million and $415 million, respectively, of “Interest income” on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2023 and 2022, “Notes receivable – DISH Network” was $7.496 billion and $7.160 billion including interest paid in kind, respectively, and “Interest receivable – DISH Network” was $37 million and $37 million, respectively, on our Consolidated Balance Sheets.

“Cost of services”

During the years ended December 31, 2023, 2022 and 2021, we incurred $206 million, $194 million and $219 million, respectively, for satellite capacity leased from DISH Network and telemetry, tracking and control and other professional services provided to us by DISH Network. DISH Network is a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellite Capacity Leased from DISH Network. We lease satellite capacity on satellites owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. See “Satellites” in Note 6 for further information. The term of each lease is set forth below:

●	EchoStar X, XI, XIV and XVI. We lease all available capacity on the EchoStar X, XI, XIV and XVI satellites from a wholly-owned subsidiary of DISH Network. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.

●	EchoStar XXIII. On March 1, 2023, we began leasing certain capacity on the EchoStar XXIII satellite from a wholly-owned subsidiary of DISH Network on a month to month basis.

●	Nimiq 5. DISH Network has a 15-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location with the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. We are receiving transponder service on all 32 of the DBS transponders on this satellite from DISH Network and have exercised our option to renew for a one-year period through September 2024. As discussed in Note 6, “Property and Equipment and Intangible Assets,” the Nimiq 5 satellite lease is accounted for as a finance lease. Expenses related to this lease are recorded in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss). During each of the years ended December 31, 2023, 2022 and 2021, we recorded $34 million of “Depreciation and amortization” expense related to Nimiq 5 and $5 million, $8 million and $12 million of “Interest expense, net of amounts capitalized,” respectively.

●	QuetzSat-1. Our arrangement with DISH Network to receive service on 24 DBS transponders on the QuetzSat-1 satellite at the 77 degree orbital location expired in November 2021.

TT&C Agreement. We receive TT&C services from a wholly-owned subsidiary of DISH Network for certain satellites. In February 2018, we amended the TT&C Agreement to, among other things, extend the term for one-year with four automatic one-year renewal periods. The fees for services provided under the TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. We and DISH Network are able to terminate the TT&C Agreement for any reason upon 12 months’ notice.

“Selling, general and administrative expenses”

During the years ended December 31, 2023, 2022 and 2021, we incurred $9 million, $11 million and $8 million, respectively, for selling, general and administrative expenses for services provided to us by DISH Network. These amounts are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Real Estate Lease Agreements. We lease office space owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. The term of each lease is set forth below:

●	Santa Fe Lease Agreement. Our lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado from a wholly-owned subsidiary of DISH Network expired on December 31, 2021.

●	Cheyenne Lease Agreement. Our lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming from a wholly-owned subsidiary of DISH Network is for a period ending on December 31, 2031.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Agreements – DISH Network

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to DISH Network’s broadband, wireless and other operations. During the years ended December 31, 2023, 2022 and 2021, the costs associated with these services were $115 million, $116 million and $91 million, respectively.

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

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2023	2022	2021

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$37,068	$43,416	$45,944

		As of December 31,
		2023	2022

		(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar		$9,821	$7,422
Commitments to NagraStar		$1,727	$3,272

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

18.Subsequent Events

Asset Transfers

On January 10, 2024, our parent, DISH Network, transferred certain of its wireless spectrum licenses, including AWS-4, H-Block, CBRS, C-Band - Cheyenne, 12GHz, LMDS, 24 GHz, 28 GHz, 37GHz, 39GHz and 47GHz to EchoStar Wireless Holding L.L.C., our ultimate parent, EchoStar’s direct wholly-owned subsidiary (the “Spectrum Transfer”). DISH Network retained ownership of certain other wireless spectrum licenses, including 600 MHz, 700 MHz, 3.45 GHz and AWS-3, of which 700 MHz and AWS-3 remain unencumbered, and us. Prior to the Spectrum Transfer, we designated a newly formed subsidiary of DISH Network L.L.C. (the “DBS Subscriber Subsidiary”) as an unrestricted subsidiary. DBS Subscriber Subsidiary holds approximately 3.0 million DISH TV subscribers immediately following the unrestricting of the entity.

In addition, we, in our capacity as “Lender” under the terms of the Loan and Security Agreement related to the Intercompany Loan between DISH Network and us, have consummated the assignment pursuant to such terms, without any modification or amendment thereto, of our receivable in respect to the 2026 Tranche of $4.7 billion to DBS Intercompany Receivable L.L.C.  DBS Intercompany Receivable L.L.C. has subsequently assigned its rights as lender thereunder to EchoStar Intercompany Receivable Company L.L.C., our ultimate parent, EchoStar’s direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable L.L.C.

DISH DBS Exchange Offers

On January 16, 2024, EchoStar announced its wholly-owned subsidiary DISH DBS Issuer LLC (“DBS Issuer”) commenced offers (“the DISH DBS Exchange Offers”) to eligible holders to exchange the 5 7/8% Senior Notes due 2024 (the “DBS 2024 Notes”), the 7 3/4% Senior Notes due 2026, the 7 3/8% Senior Notes due 2028 (the “DBS 2028 Notes”) and the 5 1/8% Senior Notes due 2029 (the “DBS 2029 Notes,” and together with the DBS 2024 Notes, the DBS 2026 Notes and the DBS 2028 Notes, the “DISH DBS Unsecured Senior Notes” issued by DISH DBS), in the amounts and subject to the terms, in each case, described in the exchange offer memorandum and consent solicitation statement, dated January 16, 2024 (the “Exchange Offer Memorandum”). On January 29, 2024, EchoStar announced its wholly-owned subsidiary DISH DBS Issuer elected in its sole discretion to terminate the DBS Exchange Offers.

EchoStar Exchange Offer

On March 4, 2024, EchoStar commenced a tender offer to eligible employees to exchange eligible stock options for new options as detailed in its Schedule TO filed March 4, 2024 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market.