Form 10-Q
period 2024-03-31
DISH DBS CORP
filed 2024-05-15
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of May 8, 2024, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

*	This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (H)(2) of Form 10-Q.

PART I — FINANCIAL INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise required by the context, in this report, the words “DISH DBS,” “DDBS,” the “Company,” “we,” “our” and “us” refer to DISH DBS Corporation and its subsidiaries, “DISH Network” refers to DISH Network Corporation, our parent company, and its subsidiaries, including us, and “EchoStar” refers to EchoStar Corporation and its subsidiaries, our ultimate parent company.

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

i

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

ii

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

iii

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$278,082	$373,641
Marketable investment securities	237	397
Trade accounts receivable, net of allowance for credit losses of $34,293 and $34,884, respectively	532,683	619,604
Advances to affiliates	976,729	421,457
Inventory	241,939	267,841
Interest receivable - DISH Network (Note 11)	27,989	17,761
Prepaids and other assets	247,034	147,740
Other current assets	2,135	2,306
Total current assets	2,306,828	1,850,747

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	55,696	54,980
Property and equipment, net	754,608	808,065
Regulatory authorizations, net	611,794	611,794
Other investments, net	89,189	90,168
Operating lease assets	88,098	92,972
Notes receivable - DISH Network (Note 11)	2,798,919	7,495,755
Interest receivable - DISH Network (Note 11)	30,322	19,322
Other noncurrent assets, net	107,490	107,987
Total noncurrent assets	4,536,116	9,281,043
Total assets	$6,842,944	$11,131,790

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$213,936	$248,640
Deferred revenue and other	467,156	505,361
Accrued programming	1,485,798	1,427,762
Accrued interest	223,611	160,137
Other accrued expenses and liabilities	434,934	415,109
Current portion of long-term debt and finance lease obligations (Note 7)	2,013,865	2,023,976
Total current liabilities	4,839,300	4,780,985

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 7)	9,757,284	9,755,538
Deferred tax liabilities, net	251,516	268,170
Operating lease liabilities	55,556	61,381
Long-term deferred revenue and other long-term liabilities	215,959	211,414
Total long-term obligations, net of current portion	10,280,315	10,296,503
Total liabilities	15,119,615	15,077,488

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,549,151	1,547,164
Accumulated other comprehensive income (loss)	(2,485)	(2,501)
Accumulated earnings (deficit)	(9,823,337)	(5,490,361)
Total stockholder’s equity (deficit)	(8,276,671)	(3,945,698)
Total liabilities and stockholder’s equity (deficit)	$6,842,944	$11,131,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Revenue:
Service revenue	$2,687,040	$2,925,944
Equipment sales and other revenue	20,297	20,467
Total revenue	2,707,337	2,946,411

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	1,699,945	1,856,592
Cost of sales - equipment and other	14,763	17,300
Selling, general and administrative expenses	285,445	335,720
Depreciation and amortization	70,680	83,900
Total costs and expenses	2,070,833	2,293,512

Operating income (loss)	636,504	652,899

Other Income (Expense):
Interest income	59,327	120,386
Interest expense, net of amounts capitalized	(184,854)	(198,800)
Other, net	(569)	(579)
Total other income (expense)	(126,096)	(78,993)

Income (loss) before income taxes	510,408	573,906
Income tax (provision) benefit, net	(124,867)	(140,623)
Net income (loss)	$385,541	$433,283

Comprehensive Income (Loss):
Net income (loss)	$385,541	$433,283
Other comprehensive income (loss):
Foreign currency translation adjustments	23	136
Unrealized holding gains (losses) on available-for-sale debt securities	—	12
Deferred income tax (expense) benefit, net	(7)	(13)
Total other comprehensive income (loss), net of tax	16	135
Comprehensive income (loss)	$385,557	$433,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2022	$—	$1,532,906	$(2,445)	$(7,234,990)	$(5,704,529)
Non-cash, stock-based compensation	—	6,131	—	—	6,131
Other comprehensive income (loss)	—	—	135	—	135
Net income (loss)	—	—	—	433,283	433,283
Balance, March 31, 2023	$—	$1,539,037	$(2,310)	$(6,801,707)	$(5,264,980)

Balance, December 31, 2023	$—	$1,547,164	$(2,501)	$(5,490,361)	$(3,945,698)
Non-cash, stock-based compensation	—	1,987	—	—	1,987
Other comprehensive income (loss)	—	—	16	—	16
I/C Loan Receivable Transferred to EchoStar	—	—	—	(4,718,517)	(4,718,517)
Net income (loss)	—	—	—	385,541	385,541
Balance, March 31, 2024	$—	$1,549,151	$(2,485)	$(9,823,337)	$(8,276,671)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$385,541	$433,283
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	70,680	83,900
Realized and unrealized losses (gains) on investments and other	—	(49)
Non-cash, stock-based compensation	1,987	6,131
Deferred tax expense (benefit)	(16,662)	(18,290)
Changes in allowance for credit losses	(591)	(205)
Other, net	15,095	14,803
Non-cash interest income - DISH Network	(26,150)	(110,736)
Changes in current assets and current liabilities, net	58,403	304,254
Net cash flows from operating activities	488,303	713,091

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	160	270,713
Purchases of property and equipment	(26,693)	(31,386)
Advances to/from affiliates	(555,272)	—
Other, net	8,770	688
Net cash flows from investing activities	(573,035)	240,015

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(10,111)	(18,081)
Redemption and repurchases of senior notes	—	(1,443,179)
Other, net	—	51
Net cash flows from financing activities	(10,111)	(1,461,209)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(94,843)	(508,103)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	428,621	675,500
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$333,778	$167,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” “DDBS,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”), our parent company. DISH Network is a wholly-owned subsidiary of EchoStar Corporation (“EchoStar”), our ultimate parent company, a publicly traded company listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SATS.” DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network. Our subsidiaries operate one business segment, Pay-TV.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of March 31, 2024, we had 8.178 million Pay-TV subscribers in the United States, including 6.258 million DISH TV subscribers and 1.920 million SLING TV subscribers.

Recent Developments

Asset Transfer

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network. As of December 31, 2023, the receivable including capitalized paid in kind interest was $7.496 billion. On January 10, 2024, we, in our capacity as “Lender” under the terms of the Loan and Security Agreement related to the Intercompany Loan between DISH Network and us, have consummated the assignment pursuant to such terms, without any modification or amendment thereto, of our receivable in respect to the 2026 Tranche of $4.7 billion to DBS Intercompany Receivable L.L.C.  DBS Intercompany Receivable L.L.C. has subsequently assigned its rights as lender thereunder to EchoStar Intercompany Receivable Company L.L.C., our ultimate parent, EchoStar’s direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable L.L.C. As of March 31, 2024, our total Intercompany Loan amount outstanding plus interest paid in kind was $2.799 billion, not including accrued interest receivable of $58 million, of which $28 million must be paid to us in cash.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Prior to January 10, 2024, we designated a newly formed subsidiary of DISH Network L.L.C. (the “DBS Subscriber Subsidiary”) as an unrestricted subsidiary. DBS Subscriber Subsidiary holds approximately 3.0 million DISH TV subscribers immediately following the unrestricting of the entity.

EchoStar Merger with DISH Network

On December 31, 2023, EchoStar, our ultimate parent, completed the acquisition of DISH Network, our parent, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023 (the “Amended Merger Agreement”), by and among EchoStar, EAV Corp., a Nevada corporation and its wholly owned subsidiary (“Merger Sub”), and DISH Network, pursuant to which EchoStar acquired DISH Network by means of the merger of Merger Sub with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as its wholly owned subsidiary. For further information, refer to the Consolidated Financial Statements and notes thereto included in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2023.

With the Merger complete, EchoStar is currently focused on the process of integrating its and DISH Network’s business in a manner that facilitates synergies, cost savings, growth opportunities and achieves other anticipated benefits (the “Integration”).

Future Capital Requirements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our cash and cash equivalents and marketable investment securities totaled $278 million as of March 31, 2024 (“Cash on Hand”). As reflected in the condensed consolidated financial statements as of March 31, 2024, we have $1.983 billion of debt maturing in November 2024.

Because we do not currently have committed financing to fund our operations for at least twelve months from the issuance of these condensed consolidated financial statements, substantial doubt exists about our, our parent, DISH Network’s, and our ultimate parent, EchoStar’s, ability to continue as a going concern. We do not currently have the necessary Cash on Hand and/or projected future cash flows to fund the November 2024 debt maturity. To address our capital needs, we are in active discussions with funding sources to raise additional capital. We cannot provide assurances that we will be successful in obtaining such new financing necessary for us to have sufficient liquidity.

In addition, our parent, DISH Network, and our ultimate parent, EchoStar, may not be able to provide additional liquidity in the future.

The condensed consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities (“VIEs”) where we have been determined to be the primary beneficiary. Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interests. Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments, which will be initially recorded at cost, and based on observable market prices, will be adjusted to their fair value. We record fair value adjustments in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses (including those related to our installment billing programs), self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under DISH Network’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, inputs used to recognize revenue over time, including the relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, nonrefundable upfront fees, independent third-party retailer incentives, programming expenses and subscriber lives. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

As of March 31, 2024 and December 31, 2023, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values of our marketable investment securities are measured on a recurring basis based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Additionally, we use fair value measurements from time to time in connection with other investments, asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy. Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels during the three months ended March 31, 2024 and 2023. See Note 4 for the fair value of our marketable investment securities.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Assets Recognized Related to the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated customer life or the contract term. These amounts are capitalized in “Prepaids and other assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $55 million and $86 million for the three months ended March 31, 2024 and 2023, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $7 million and $11 million for the three months ended March 31, 2024 and 2023, respectively.

New Accounting Pronouncements

Joint Ventures. On August 23, 2023, the FASB issued ASU 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60) (“ASU 2023-05”), which requires an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB Accounting Standards Codification (ASC) master glossary to apply a new basis of accounting upon the formation of the joint venture. This standard will be effective for all joint venture formations with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. We are evaluating the impact the adoption of ASU 2023-05 will have on our Condensed Consolidated Financial Statements and related disclosures.

Segment Reporting. On November 27, 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures (“ASU 2023-07”), which will enhance financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. This standard will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2023-07 will have on our Condensed Consolidated Financial Statements and related disclosures.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Income Taxes. On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2023-09 will have on our Condensed Consolidated Financial Statements and related disclosures.

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data.

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Cash paid for interest	$114,798	$149,709
Cash received for interest	8,585	8,586
Cash paid for income taxes, net of (refunds)	(4,483)	316
Cash paid for income taxes to DISH Network	185,090	123,035
I/C Loan Receivable Transferred to EchoStar	4,718,517	—

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

EchoStar Exchange Offer

On March 4, 2024, EchoStar commenced a tender offer to eligible employees to exchange eligible stock options for new options as detailed in its Schedule TO filed March 4, 2024 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on April 1, 2024 and EchoStar accepted for exchange approximately 7 million stock options. As a result of the Exchange Offer, subsequent to March 31, 2024, the exercise price of approximately 3 million new stock options associated with our employees, affecting approximately 580 eligible employees, was adjusted to $14.04. The total incremental non-cash stock-based compensation expense resulting from the Exchange Offer is $9 million, which will be recognized over the remaining vesting period of the applicable options.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	March 31,	December 31,
	2024	2023

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$237	$397

Restricted cash and cash equivalents (1)	55,696	54,980

Other investment securities, net:
Equity method investments	86,989	90,168
Cost method investments	2,200	—
Total other investment securities	89,189	90,168

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$145,122	$145,545

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2024 and December 31, 2023, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

Other Investments, net

We have strategic investments in certain debt and/or equity securities that are included in noncurrent “Other investments, net” on our Condensed Consolidated Balance Sheets. Our debt securities are classified as available-for-sale and are recorded at fair value. Generally, our debt investments in non-publicly traded debt instruments without a readily determinable fair value are recorded at amortized cost. Our equity investments where we have the ability to exercise significant influence over the investee are accounted for using the equity method of accounting. Certain of our equity method investments are detailed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$313,785	$220,187	$93,598	$—	$411,571	$358,545	$53,026	$—

Debt securities (including restricted):
Other	$237	$—	$237	$—	$397	$—	$397	$—
Total	$237	$—	$237	$—	$397	$—	$397	$—

As of March 31, 2024, restricted and non-restricted marketable investment securities included debt securities of $237 thousand with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended
	March 31,
Other, net:	2024	2023

	(In thousands)
Gains (losses) related to early redemption of debt	$—	$49
Equity in earnings (losses) of affiliates	(708)	(763)
Other	139	135
Total	$(569)	$(579)

5.Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2024	2023

	(In thousands)
Finished goods	$184,620	$208,049
Work-in-process and service repairs	32,632	35,457
Raw materials	24,687	24,335
Total inventory	$241,939	$267,841

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	March 31,	December 31,
	(In Years)	2024	2023

		(In thousands)
Equipment leased to customers	2-5	$1,130,836	$1,175,734
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements	5	174,685	174,685
Furniture, fixtures, equipment and other	2-10	748,525	755,163
Software and computer equipment	2-5	1,210,980	1,197,632
Buildings and improvements	5-40	286,180	294,890
Land	-	12,007	12,505
Construction in progress	-	36,494	45,413
Total property and equipment		4,288,620	4,344,935
Accumulated depreciation		(3,534,012)	(3,536,870)
Property and equipment, net		$754,608	$808,065

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Equipment leased to customers	$36,868	$46,712
Satellites	20,073	20,073
Buildings, furniture, fixtures, equipment and other	13,739	17,115
Total depreciation and amortization	$70,680	$83,900

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers or software.

Satellites

We currently utilize nine satellites in geostationary orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on six satellites that we lease from DISH Network, which are accounted for as operating leases, except for Nimiq 5 which is accounted for as a finance lease and is depreciated over its economic life. We also lease one satellite from a third-party: the Anik F3 satellite, which is accounted for as an operating lease. As of July 2023, we no longer lease the Ciel II satellite.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of March 31, 2024, our Pay-TV satellite fleet in service consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A

Under Construction:
EchoStar XXV (1)	2026	110	N/A

Leased from DISH Network (2):
EchoStar X	February 2006	110	February 2025
EchoStar XI	July 2008	110	February 2025
EchoStar XIV	March 2010	119	February 2025
EchoStar XVI	November 2012	61.5	January 2025
EchoStar XXIII	March 2017	110	Month to Month
Nimiq 5	September 2009	72.7	September 2024

Leased from Other Third-Party:
Anik F3	April 2007	118.7	April 2025

(1)	EchoStar XXV. On March 20, 2023, DISH Network entered into a contract with Maxar Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the continental United States (“CONUS”) and is intended to be used at the 110 degree orbital location. During the fourth quarter 2023, DISH Network entered into an agreement with Space Exploration Technologies Corp (“SpaceX”) for launch services for this satellite, which is expected to be launched during 2026. The EchoStar XXV contract was transferred to EchoStar. We plan to ultimately use this satellite for our Pay-TV segment.
(2)	See Note 11 for further information on our Related Party Transactions with DISH Network.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.	Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2024 and December 31, 2023:

		As of
		March 31, 2024		December 31, 2023
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
5 7/8% Senior Notes due 2024	DDBS	$1,982,544	$1,905,621	$1,982,544	$1,872,275
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,390,000	2,000,000	1,388,060
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,158,750	2,750,000	2,366,073
7 3/8% Senior Notes due 2028	DDBS	1,000,000	489,200	1,000,000	600,160
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	1,718,750	2,500,000	2,013,125
5 1/8% Senior Notes due 2029	DDBS	1,500,000	629,250	1,500,000	774,600
Other notes payable		42,678	42,678	42,678	42,678
Subtotal		11,775,222	$8,334,249	11,775,222	$9,056,971
Unamortized deferred financing costs and debt discounts, net		(25,066)		(26,812)
Finance lease obligations (1)		20,993		31,104
Total long-term debt and finance lease obligations (including current portion)		$11,771,149		$11,779,514

(1)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

8.	Commitments and Contingencies

Commitments

Our commitments include certain obligations incurred by us on behalf of DISH Network’s Wireless segment. These obligations will be either paid directly by DISH Network or settled as part of our centralized cash management system with our parent, DISH Network.  See Note 3 for further information.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

EchoStar’s Spectrum and 5G Network Deployment

EchoStar has invested a total of over $30 billion in wireless spectrum licenses. EchoStar’s wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. EchoStar plans to commercialize its wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (the “5G Network Deployment”). EchoStar currently expects capital expenditures, excluding capitalized interest, for its 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022, 2023 and the first three months of 2024.

EchoStar may need to make significant additional investments or partner with others to, among other things, continue its 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as EchoStar continues its 5G Network Deployment, EchoStar has and will continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. EchoStar may also determine that additional wireless spectrum licenses may be required to complete its 5G Network Deployment and to compete effectively with other wireless service providers.

In connection with the development of EchoStar’s wireless business, including, without limitation, the efforts described above, we have made cash distributions and the Intercompany Loan to partially finance these efforts to date and may make additional cash distributions or loans to finance, in whole or in part, EchoStar’s future efforts, including, among other things, any potential Northstar re-auction payment and SNR re-auction payment. There can be no assurance that EchoStar will realize a return on these wireless spectrum licenses or that EchoStar will be able to profitably deploy these wireless spectrum licenses.

We will need to raise additional capital in the future, which may not be available on favorable terms, to among other things, continue investing in our business and to pursue acquisitions and other strategic transactions.

See Note 10 “Commitments and Contingencies – 5G Network Deployment” in the Notes to EchoStar’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 for further information.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against EchoStar and its wholly-owned subsidiaries DISH Network, DISH Network L.L.C., and EchoStar’s then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah. The complaint alleges willful infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.” ClearPlay alleges that the AutoHop™ feature of our Hopper® set-top box infringes the asserted patents. On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action.

In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. On October 31, 2016, the stay was lifted, and in May 2017, ClearPlay agreed to dismiss DISH Network and EchoStar and DISH Network as defendants, leaving DISH Network L.L.C. and DISH Technologies L.L.C. as the sole defendants.

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

Data Breach Class Actions

On May 9, 2023, Susan Owen-Brooks, an alleged customer, filed a putative class action complaint against DISH Network, our parent, in the United States District Court for the District of Colorado. She purports to represent a nationwide class of all individuals in the United States who allegedly had private information stolen as a result of the February 23, 2023 Cyber-security Incident (and a North Carolina statewide subclass of the same individuals). On behalf of the nationwide class, she alleges claims for contractual breaches, negligence and unjust enrichment (and, on behalf of the North Carolina subclass only, violation of the North Carolina Deceptive Trade Practices Act), and seeks monetary damages, injunctive relief and a declaratory judgment. Since that filing, ten additional putative class action complaints have been filed in the United States District Court for the District of Colorado, purporting to represent the same nationwide class of people, and Owen-Brooks has filed an amended complaint. On August 2, 2023, the Court issued an order consolidating the first ten cases (the eleventh was dismissed) and, on November 16, 2023 and January 16, 2024, the plaintiffs filed consolidated amended class action complaints.

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

In May 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 710 patent and the 122 patent and, on December 11, 2023, the United States Patent and Trademark Office entered decisions instituting each petition. On May 9, 2024, a magistrate judge issued an order granting the defendants’ motion to stay the case pending the petitions before the United States Patent and Trademark Office and any related appeals.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Freedom Patents

On April 7, 2023, Freedom Patents LLC filed a complaint against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent No. 8,284,686 (the “686 Patent”), entitled “Antenna/Beam Selection Training in MIMO Wireless LANS with Different Sounding Frames”; U.S. Patent No. 8,374,096 (the “096 Patent”), entitled “Method for Selecting Antennas and Beams in MIMO Wireless LANs”; and U.S. Patent No. 8,514,815 (the “815 Patent”), entitled “Training Signals for Selecting Antennas and Beams in MIMO Wireless LANs.” Similar complaints were also filed against Acer, Altice, Charter, Comcast and Verizon. In general, the asserted patents relate to the 802.11 wireless standard, and the products accused of infringement are the Wireless Joey, its access point, and certain Ring, Nest and Linksys products that we sell. On March 15, 2024, the Court denied the defendants’ motion to transfer the case to the United States District Court for the District of Colorado. The parties have reached a settlement under which DISH Network, DISH Network L.L.C. and Dish Network Service L.L.C. will pay a non-material sum in exchange for dismissal of the litigation and a license to the asserted patents.

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

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against DISH Network, DISH Network’s Board of Directors, and DISH Network’s Retirement Plan Committee alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds. On February 1, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the complaint be granted, and on March 27, 2023, the district court judge granted the motion. As permitted by the Court’s order, the plaintiffs filed an amended complaint on April 10, 2023, which is limited to allegations regarding the alleged underperformance of the Fidelity Freedom Funds. On November 7, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the amended complaint be denied as to the duty to prudently monitor fund performance, but be granted as to the duty of loyalty and, on November 27, 2023, the district court judge entered an order adopting the recommendation. On April 30, 2024, the parties filed a stipulation to certification of the proposed plaintiff class.

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

In August 2023, the Court appointed a new lead plaintiff and lead plaintiff’s counsel, and on October 20, 2023, they filed an amended complaint that abandoned the original allegations. In their amended complaint, plaintiffs allege that, during the class period, the defendants concealed problems concerning the 5G network buildout that prevented scaling and commercializing the network to obtain enterprise customers. The amended complaint adds as individual defendants James S. Allen, our Senior Vice President and Chief Accounting Officer; John Swieringa, DISH Network’s President, Technology and Chief Operating Officer; Dave Mayo, DISH Network’s former Executive Vice President of Network Development; Marc Rouanne, DISH Network’s former Executive Vice President and Chief Network Officer; and Stephen Bye, DISH Network’s former Executive Vice President and Chief Commercial Officer. After the defendants filed a motion to dismiss, the plaintiffs filed a further amended complaint, asserting the same theory, on February 23, 2024. The new complaint drops Erik Carlson, John Swieringa, Paul Orban and James Allen as individual defendants.

DISH Network intends to vigorously defend this case. DISH Network cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Realtime Data LLC and Realtime Adaptive Streaming LLC

On June 6, 2017, Realtime Data LLC d/b/a IXO (“Realtime”) filed an amended complaint in the United States District Court for the Eastern District of Texas (the “Original Texas Action”) against EchoStar, DISH Network; our wholly-owned subsidiaries DISH Network L.L.C., DISH Technologies L.L.C. (then known as EchoStar Technologies L.L.C.), Sling TV L.L.C. and Sling Media L.L.C.; and EchoStar’s wholly-owned subsidiary Hughes Network Systems, L.L.C. (“HNS”); and Arris Group, Inc. Realtime’s initial complaint in the Original Texas Action, filed on February 14, 2017, had named only EchoStar and HNS as defendants.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Realtime alleges that DISH Network’s, Sling TV L.L.C’s., Sling Media L.L.C.’s and Arris Group, Inc.’s streaming video products and services compliant with various versions of the H.264 video compression standard infringe the 897 patent, the 610 patent and the 535 patent, and that the data compression system in HNS’ products and services infringes the 204 patent, the 728 patent, the 867 patent, the 707 patent and the 759 patent.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on DISH Network’s petitions, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in DISH Network’s' petition (and, on January 10, 2020, issued a final written decision invalidating the 535 patent in connection with a third party’s independent petition). On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions to the United States Court of Appeals for the Federal Circuit. On June 29, 2020, the United States Patent and Trademark Office filed a notice of intervention in the appeal. On March 16, 2021, the Court of Appeals dismissed the appeal for lack of jurisdiction. On April 29, 2021, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a petition for rehearing, which was denied on June 28, 2021. On January 12, 2021, Realtime Adaptive Streaming filed a notice of dismissal of its claims on the 535 patent.

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

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and that court heard oral argument on April 2, 2024.

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

U.S. Bank Trust Company

On April 26, 2024, U.S. Bank Trust Company, in its capacity as Trustee under the Indentures for DISH DBS Corporation’s 5.75% Senior Secured Notes due 2028 and 7.75% Senior Notes due 2026, filed an action in state court in New York City against DISH DBS Corporation, DISH Network L.L.C., EchoStar Intercompany Receivable Company L.L.C., DISH DBS Issuer LLC, and DBS Intercompany Receivable L.L.C. In its complaint, the Trustee contends that certain intracompany asset transfers in January 2024 breached the Indentures for those Notes, and that the transfers were intentional and constructive fraudulent transfers under the Colorado Uniform Fraudulent Transfer Act. The Trustee seeks a declaratory judgment that DISH DBS Corporation breached the Indentures and that an Event of Default occurred under the DBS Indentures. It further asks the Court to unwind certain intracompany asset transfers and to award damages. On May 13, 2024, the defendants removed the case to the United States District Court for the Southern District of New York.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that, on May 13, 2015, Vermont National Telephone Company (“Vermont National”) filed against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (EchoStar’s Chairman) and Cantey M. Ergen (a member of EchoStar’s Board of Directors); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint was unsealed after the United States Department of Justice notified the District Court that it had declined to intervene in the action. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.	Disaggregation of Revenue

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended
	March 31,
Category:	2024	2023

	(In thousands)
Pay-TV subscriber and related revenue	$2,687,040	$2,925,944
Pay-TV equipment sales and other revenue	20,297	20,467
Total	$2,707,337	$2,946,411

10.	Revenue Recognition

Contract Balances

Our valuation and qualifying accounts as of March 31, 2024 were as follows:

For the Three Months Ended
March 31, 2024
(In thousands)
Balance at beginning of period	$34,884
Current period provision for expected credit losses	16,602
Write-offs charged against allowance	(17,193)
Balance at end of period	$34,293

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of
	March 31,	December 31,
	2024	2023

	(In thousands)
Contract liabilities	$403,298	$427,319

Our beginning of period contract liability recorded as customer contract revenue during the three months ended March 31, 2024 was $420 million.

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

Contract Acquisition Costs

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Balance at beginning of period	$175,685	$230,146
Additions	13,955	16,977
Amortization expense	(26,349)	(34,964)
Balance at end of period	$163,291	$212,159

11.	Related Party Transactions

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

As of December 31, 2023, the receivable including capitalized paid in kind interest was $7.496 billion. On January 10, 2024, we, in our capacity as “Lender” under the terms of the Loan and Security Agreement related to the Intercompany Loan between DISH Network and us, have consummated the assignment pursuant to such terms, without any modification or amendment thereto, of our receivable in respect to the 2026 Tranche of $4.7 billion to DBS Intercompany Receivable L.L.C.  DBS Intercompany Receivable L.L.C. has subsequently assigned its rights as lender thereunder to EchoStar Intercompany Receivable Company L.L.C., our ultimate parent, EchoStar’s direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable L.L.C.

During the three months ended March 31, 2024 and 2023, we recorded $50 million and $111 million, respectively, of “Interest income” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of March 31, 2024 and December 31, 2023, “Notes receivable – DISH Network” on our Condensed Consolidated Balance Sheets was $2.799 billion and $7.496 billion, respectively, including interest paid in kind, respectively. In addition, as of March 31, 2024 and December 31, 2023, “Interest receivable – DISH Network” on our Condensed Consolidated Balance Sheets was $58 million ($28 million which must be paid in cash and $30 million which may be paid in kind), and $37 million ($18 million which must be paid in cash and $19 million which may be paid in kind), respectively.

“Prepaids and Other Assets”

During the first quarter of 2024, we prepaid $50 million related to taxes payable to DISH Network and $52 million related to satellite capacity leased from DISH Network and recorded these in “Prepaids and other assets” on our Condensed Consolidated Balance Sheets.

“Cost of services”

During the three months ended March 31, 2024 and 2023, we incurred expenses of $52 million and $50 million, respectively, for satellite capacity leased from DISH Network, and telemetry, tracking and control (“TT&C”) and other professional services provided to us by DISH Network. DISH Network is a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellite Capacity Leased from DISH Network. We lease satellite capacity on satellites owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. See “Satellites” in Note 6 for further information. The term of each lease is set forth below:

●	EchoStar X, XI, XIV and XVI. We lease all available capacity on the EchoStar X, XI, XIV and XVI satellites from a wholly-owned subsidiary of DISH Network. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life..

●	EchoStar XXIII. On March 1, 2023, we began leasing certain capacity on the EchoStar XXIII satellite from a wholly-owned subsidiary of DISH Network on a month to month basis.

●	Nimiq 5. DISH Network has a 15-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location with the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. We are receiving transponder service on on all 32 of the DBS transponders on this satellite from DISH Network and have exercised our option to renew for a one-year period through September 2024. As discussed in Note 6, “Property and Equipment,” the Nimiq 5 satellite lease is accounted for as a finance lease. Expenses related to this lease are recorded in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During each of the three months ended March 31, 2024 and 2023, we recorded $9 million of “Depreciation and amortization” expense and $1 million and $2 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5.

TT&C Agreement. We receive TT&C services from a wholly-owned subsidiary of DISH Network for certain satellites (the “TT&C Agreement”). In February 2018, we amended the TT&C Agreement to, among other things, extend the term for one-year with four automatic one-year renewal periods. The fees for services provided under the TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which vary depending on the nature of the services provided. We and EchoStar are able to terminate the TT&C Agreement for any reason upon 12 months’ notice.

“Selling, general and administrative expenses”

During the three months ended March 31, 2024 and 2023, we incurred $4 million and $3 million, respectively, for selling, general and administrative expenses for services provided to us by DISH Network. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Other Agreements

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to our parent’s broadband, wireless and other operations. During the three months ended March 31, 2024 and 2023, the costs associated with these services were $35 million and $35 million, respectively.

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

f

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$8,602	$9,545

	As of
	March 31,	December 31,
	2024	2023

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$6,452	$9,821
Commitments to NagraStar	$1,177	$1,727

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

Overview

Segments

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

Recent Developments

Asset Transfer

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network. As of December 31, 2023, the receivable including capitalized paid in kind interest was $7.496 billion.

On January 10, 2024, we, in our capacity as “Lender” under the terms of the Loan and Security Agreement related to the Intercompany Loan between DISH Network and us, have consummated the assignment pursuant to such terms, without any modification or amendment thereto, of our receivable in respect to the 2026 Tranche of $4.7 billion to DBS Intercompany Receivable L.L.C.  DBS Intercompany Receivable L.L.C. has subsequently assigned its rights as lender thereunder to EchoStar Intercompany Receivable Company L.L.C., our ultimate parent, EchoStar’s direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable L.L.C. As of March 31, 2024, our total Intercompany Loan amount outstanding plus interest paid in kind was $2.799 billion, not including accrued interest receivable of $58 million, of which $28 million must be paid to us in cash.

Prior to January 10, 2024, we designated a newly formed subsidiary of DISH Network L.L.C. (the “DBS Subscriber Subsidiary”) as an unrestricted subsidiary. DBS Subscriber Subsidiary holds approximately 3.0 million DISH TV subscribers immediately following the unrestricting of the entity.

EchoStar Merger with DISH Network

On December 31, 2023, EchoStar, our ultimate parent, completed the acquisition of DISH Network, our parent, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023 (the “Amended Merger Agreement”), by and among EchoStar, EAV Corp., a Nevada corporation and EchoStar’s wholly owned subsidiary (“Merger Sub”), and DISH Network, pursuant to which EchoStar acquired DISH Network by means of the merger of Merger Sub with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as EchoStar’s wholly-owned subsidiary. For further information, refer to the Consolidated Financial Statements and notes thereto included in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2023.

With the Merger complete, EchoStar is currently focused on the process of integrating its and DISH Network’s business in a manner that facilitates synergies, cost savings, growth opportunities and achieves other anticipated benefits (the “Integration”).

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments, and debt service requirements from cash generated from operations, existing cash, restricted cash, cash equivalents and marketable investment securities balances, and cash generated through raising additional capital. We do not currently have the necessary cash, cash equivalents and marketable investment securities and/or projected future cash flows to fund the November 2024 debt maturity. To address our capital needs, we are in active discussions with funding sources to raise additional capital.

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

Economic Environment

During 2023 and the first three months of 2024, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

Pay-TV

We offer Pay-TV services under the DISH brand and the SLING brand. As of March 31, 2024, we had 8.178 million Pay-TV subscribers in the United States, including 6.258 million DISH TV subscribers and 1.920 million SLING TV subscribers. We promote our Pay-TV services by providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, SLING Latino and SLING Freestream video programming services.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are rapidly increasing their Internet-based video offerings and direct to consumer exclusive and non-exclusive content. We also face competition from providers of video content, many of which are providers of programming content to us, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to, Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, Max, STARZ, Peacock, Fubo, Philo and Tubi and certain bundles of these offerings.

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

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services and may exacerbate the risks described under the caption “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in our public filings. These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.

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

Other Developments

Adaptive Bitrate Streaming Patents

Through our subsidiaries, we hold dozens of issued United States and foreign patents that relate to Adaptive Bitrate Streaming.  On September 9, 2022, the chief administrative law judge at the United States International Trade Commission (“ITC”) issued an Initial Determination holding that the video streaming in certain Peloton, NordicTrack and Mirror exercise equipment infringes four of those patents, and recommended that the ITC prevent the importation of the infringing products.  On March 8, 2023, the ITC issued its Final Determination, which affirmed the Initial Determination for three of the four patents in all material aspects, and issued the recommended exclusion and cease and desist orders, which will become effective after a Presidential review period. On February 9, 2023, we entered into a confidential license agreement covering Mirror exercise equipment that resolves our litigation involving those products. On May 1, 2023, we entered into a $75 million license agreement covering Peloton exercise equipment that resolves our litigation involving those products. During the second quarter of 2023, we recorded the $75 million license agreement in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). On March 6, 2024, we entered into a license agreement covering NordicTrack exercise equipment that resolves our litigation involving those products and received the initial payment.

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

Debt Issuances and Maturity

Our 5 7/8% Senior Notes due 2024 with remaining balance of approximately $1.983 billion matures on November 15, 2024. We do not currently have the necessary cash, cash equivalents and marketable investment securities and/or projected future cash flows to fund the November 2024 debt maturity. To address our capital needs, we are in active discussions with funding sources to raise additional capital.

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

SLING TV subscribers. We include customers obtained through direct sales and third-party marketing agreements in our SLING TV subscriber count. SLING TV subscriber additions are recorded net of disconnects. SLING TV customers receiving SLING TV Freestream service, or service for no charge, under certain new subscriber promotions, are excluded from our SLING TV subscriber count. For customers who subscribe to multiple SLING TV packages, each customer is only counted as one SLING TV subscriber.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,687,040	$2,925,944	$(238,904)	(8.2)
Equipment sales and other revenue	20,297	20,467	(170)	(0.8)
Total revenue	2,707,337	2,946,411	(239,074)	(8.1)

Costs and Expenses:
Cost of services	1,699,945	1,856,592	(156,647)	(8.4)
% of Service revenue	63.3%	63.5%
Cost of sales - equipment and other	14,763	17,300	(2,537)	(14.7)
Selling, general and administrative expenses	285,445	335,720	(50,275)	(15.0)
% of Total revenue	10.5%	11.4%
Depreciation and amortization	70,680	83,900	(13,220)	(15.8)
Total costs and expenses	2,070,833	2,293,512	(222,679)	(9.7)

Operating income (loss)	636,504	652,899	(16,395)	(2.5)

Other Income (Expense):
Interest income	59,327	120,386	(61,059)	(50.7)
Interest expense, net of amounts capitalized	(184,854)	(198,800)	13,946	7.0
Other, net	(569)	(579)	10	1.7
Total other income (expense)	(126,096)	(78,993)	(47,103)	(59.6)

Income (loss) before income taxes	510,408	573,906	(63,498)	(11.1)
Income tax (provision) benefit, net	(124,867)	(140,623)	15,756	11.2
Effective tax rate	24.5%	24.5%
Net income (loss)	$385,541	$433,283	$(47,742)	(11.0)

Other Data:
Pay-TV subscribers, as of period end (in millions)	8.178	9.198	(1.020)	(11.1)
DISH TV subscribers, as of period end (in millions)	6.258	7.098	(0.840)	(11.8)
SLING TV subscribers, as of period end (in millions)	1.920	2.100	(0.180)	(8.6)
Pay-TV subscriber additions (losses), net (in millions)	(0.348)	(0.552)	0.204	37.0
DISH TV subscriber additions (losses), net (in millions)	(0.213)	(0.318)	0.105	33.0
SLING TV subscriber additions (losses), net (in millions)	(0.135)	(0.234)	0.099	42.3
Pay-TV ARPU	$107.38	$102.71	$4.67	4.5
DISH TV subscriber additions, gross (in millions)	0.079	0.113	(0.034)	(30.1)
DISH TV churn rate	1.53%	1.98%	(0.45)%	(22.7)
DISH TV SAC	$1,054	$1,055	$(1)	(0.1)
Purchases of property and equipment	$26,693	$31,386	$(4,693)	(15.0)
EBITDA	$706,615	$736,220	$(29,605)	(4.0)
OIBDA	$707,184	$736,799	$(29,615)	(4.0)

* Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 213,000 net DISH TV subscribers during the three months ended March 31, 2024 compared to the loss of approximately 318,000 net DISH TV subscribers during the same period in 2023. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 135,000 net SLING TV subscribers during the three months ended March 31, 2024 compared to the loss of approximately 234,000 net SLING TV subscribers during the same period in 2023. The decrease in net SLING TV subscriber losses was primarily related to lower SLING TV subscriber disconnects in 2024 due to our emphasis on acquiring higher quality subscribers, partially offset by lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the three months ended March 31, 2024, we activated approximately 79,000 gross new DISH TV subscribers compared to approximately 113,000 gross new DISH TV subscribers during the same period in 2023, a decrease of 30.1%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior, and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended March 31, 2024 was 1.53% compared to 1.98% for the same period in 2023. Our DISH TV churn rate for the three months ended March 31, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts. In addition, our DISH TV churn rate for the three months ended March 31, 2023 was briefly elevated due to the cyber-security incident.

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

Service revenue. “Service revenue” totaled $2.687 billion for the three months ended March 31, 2024, a decrease of $239 million or 8.2% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $107.38 during the three months ended March 31, 2024 versus $102.71 during the same period in 2023. The $4.67 or 4.5% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2023.

Cost of services. “Cost of services” totaled $1.700 billion during the three months ended March 31, 2024, a decrease of $157 million or 8.4% compared to the same period in 2023. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and lower variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended March 31, 2024 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber during the three months ended March 31, 2023 were negatively impacted by approximately $30 million in cyber-security-related expenses to remediate the incident and provide additional customer support. “Cost of services” represented 63.3% and 63.5% of “Service revenue” during the three months ended March 31, 2024 and 2023, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $285 million during the three months ended March 31, 2024, a $50 million or 15.0% decrease compared to the same period in 2023. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $71 million during the three months ended March 31, 2024, a $13 million or 15.8% decrease compared to the same period in 2023. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

DISH TV SAC. DISH TV SAC was $1,054 during the three months ended March 31, 2024 compared to $1,055 during the same period in 2023, a decrease of $1 or 0.1%. This change was primarily attributable to a decrease in advertising costs per subscriber, partially offset by higher installation costs due to an increase in labor and other installation costs and higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the three months ended March 31, 2024 and 2023, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $7 million and $15 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations.

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

Interest income. “Interest income” totaled $59 million during the three months ended March 31, 2024, a decrease of $61 million compared to the same period in 2023. This decrease was primarily related to the reduction in interest income associated with our Intercompany Loan to DISH Network. On January 10, 2024, $4.7 billion of this receivable was transferred to EchoStar, our ultimate parent.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $185 million during the three months ended March 31, 2024, a decrease of $14 million compared to the same period in 2023. This decrease was primarily related to a reduction in interest expense resulting from the redemption of our 5% Senior Notes due 2023 on March 15, 2023.

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

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Net income (loss)	$385,541	$433,283
Interest, net	125,527	78,414
Income tax provision (benefit), net	124,867	140,623
Depreciation and amortization	70,680	83,900
EBITDA	$706,615	$736,220

The changes in EBITDA during the three months ended March 31, 2024, compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Operating income (loss)	$636,504	$652,899
Depreciation and amortization	70,680	83,900
OIBDA	$707,184	$736,799

The changes in OIBDA during the three months ended March 31, 2024, compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

GUARANTOR FINANCIAL INFORMATION

Our registered senior notes, consisting of our 5 7/8% Senior Notes due 2024, 7 3/4% Senior Notes due 2026, 7 3/8% Senior Notes due 2028, and 5 1/8% Senior Notes due 2029, are fully and unconditionally guaranteed, jointly and severally on a senior unsecured basis by certain of our wholly-owned subsidiaries (the “Guarantors”).

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

The summarized balance sheet information for the combined obligor group of our registered senior notes is presented in the table below.

	As of
	March 31,	December 31,
	2024	2023

	(In thousands)
Current assets	$2,782,858	$2,337,400
Noncurrent assets	4,515,206	9,256,110
Current liabilities	4,932,303	4,435,452
Noncurrent liabilities	10,278,687	10,294,282
Due from non-guarantors	597,409	589,361
Due from related parties	3,833,020	7,945,151
Due to non-guarantors	428,023	—

The summarized results of operations information for the combined obligor group of our registered senior notes is presented in the table below.

For the Three Months Ended
March 31, 2024
(In thousands)
Total revenues	$1,202,586
Operating income	190,831
Net income	48,899

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

PART II — OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

See Note 8 “Commitments and Contingencies - Contingencies - Litigation” in the Notes to our Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of our risk factors.

Item 6.EXHIBITS

(a)	Exhibits.

22◻	List of Subsidiary Guarantors

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended March 31, 2024, filed on May 15, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104◻	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

◻Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISH DBS CORPORATION

By:	/s/ Hamid Akhavan
Hamid Akhavan
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Paul W. Orban
Paul W. Orban
Executive Vice President and Chief Financial Officer, DISH
(Principal Financial Officer)

By:	/s/ James S. Allen
James S. Allen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:  May 15, 2024