Form 10-Q
period 2024-06-30
DISH DBS CORP
filed 2024-08-14
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of August 9, 2024, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.

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

iii

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$211,334	$373,641
Marketable investment securities	—	397
Trade accounts receivable, net of allowance for credit losses of $42,042 and $34,884, respectively	560,764	619,604
Advances to affiliates	—	421,457
Inventory	232,991	267,841
Interest receivable - DISH Network (Note 11)	14,222	17,761
Prepaids and other assets	141,562	147,740
Other current assets	1,986	2,306
Total current assets	1,162,859	1,850,747

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	56,424	54,980
Property and equipment, net	699,081	808,065
Regulatory authorizations, net	611,794	611,794
Other investments, net	24,967	90,168
Operating lease assets	82,664	92,972
Notes receivable - DISH Network (Note 11)	2,844,401	7,495,755
Interest receivable - DISH Network (Note 11)	—	19,322
Long-term advances to affiliates, including interest	1,523,938	—
Other noncurrent assets, net	105,332	107,987
Total noncurrent assets	5,948,601	9,281,043
Total assets	$7,111,460	$11,131,790

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$247,829	$248,640
Deferred revenue and other	448,871	505,361
Accrued programming	1,546,376	1,427,762
Accrued interest	160,205	160,137
Other accrued expenses and liabilities	390,316	415,109
Current portion of long-term debt and finance lease obligations (Note 7)	2,002,602	2,023,976
Total current liabilities	4,796,199	4,780,985

Long-Term Obligations, Net of Current Portion:
Long-term debt and finance lease obligations, net of current portion (Note 7)	9,752,743	9,755,538
Deferred tax liabilities, net	232,702	268,170
Operating lease liabilities	50,945	61,381
Long-term deferred revenue and other long-term liabilities	220,615	211,414
Total long-term obligations, net of current portion	10,257,005	10,296,503
Total liabilities	15,053,204	15,077,488

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,553,177	1,547,164
Accumulated other comprehensive income (loss)	(2,508)	(2,501)
Accumulated earnings (deficit)	(9,492,413)	(5,490,361)
Total stockholder’s equity (deficit)	(7,941,744)	(3,945,698)
Total liabilities and stockholder’s equity (deficit)	$7,111,460	$11,131,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Service revenue	$2,645,461	$2,854,244	$5,332,501	$5,780,189
Equipment sales and other revenue	13,697	96,915	33,994	117,381
Total revenue	2,659,158	2,951,159	5,366,495	5,897,570

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	1,674,252	1,782,237	3,374,197	3,638,829
Cost of sales - equipment and other	16,043	22,438	30,806	39,738
Selling, general and administrative expenses	262,249	380,182	547,694	715,902
Depreciation and amortization	70,339	81,832	141,019	165,732
Total costs and expenses	2,022,883	2,266,689	4,093,716	4,560,201

Operating income (loss)	636,275	684,470	1,272,779	1,337,369

Other Income (Expense):
Interest income	72,039	111,404	131,366	231,790
Interest expense, net of amounts capitalized	(184,787)	(184,511)	(369,641)	(383,311)
Other, net	(64,296)	(95)	(64,865)	(674)
Total other income (expense)	(177,044)	(73,202)	(303,140)	(152,195)

Income (loss) before income taxes	459,231	611,268	969,639	1,185,174
Income tax (provision) benefit, net	(128,307)	(153,630)	(253,174)	(294,253)
Net income (loss)	$330,924	$457,638	$716,465	$890,921

Comprehensive Income (Loss):
Net income (loss)	$330,924	$457,638	$716,465	$890,921
Other comprehensive income (loss):
Foreign currency translation adjustments	(28)	53	(5)	189
Unrealized holding gains (losses) on available-for-sale debt securities	—	1	—	13
Deferred income tax (expense) benefit, net	5	(7)	(2)	(20)
Total other comprehensive income (loss), net of tax	(23)	47	(7)	182
Comprehensive income (loss)	$330,901	$457,685	$716,458	$891,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2022	$—	$1,532,906	$(2,445)	$(7,234,990)	$(5,704,529)
Non-cash, stock-based compensation	—	6,131	—	—	6,131
Other comprehensive income (loss)	—	—	135	—	135
Net income (loss)	—	—	—	433,283	433,283
Balance, March 31, 2023	$—	$1,539,037	$(2,310)	$(6,801,707)	$(5,264,980)
Non-cash, stock-based compensation	—	4,273	—	—	4,273
Other comprehensive income (loss)	—	—	47	—	47
Net income (loss)	—	—	—	457,638	457,638
Balance, June 30, 2023	$—	$1,543,310	$(2,263)	$(6,344,069)	$(4,803,022)

Balance, December 31, 2023	$—	$1,547,164	$(2,501)	$(5,490,361)	$(3,945,698)
Non-cash, stock-based compensation	—	1,987	—	—	1,987
Other comprehensive income (loss)	—	—	16	—	16
I/C Loan Receivable Transferred to EchoStar	—	—	—	(4,718,517)	(4,718,517)
Net income (loss)	—	—	—	385,541	385,541
Balance, March 31, 2024	$—	$1,549,151	$(2,485)	$(9,823,337)	$(8,276,671)
Non-cash, stock-based compensation	—	4,026	—	—	4,026
Other comprehensive income (loss)	—	—	(23)	—	(23)
Net income (loss)	—	—	—	330,924	330,924
Balance, June 30, 2024	$—	$1,553,177	$(2,508)	$(9,492,413)	$(7,941,744)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$716,465	$890,921
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	141,019	165,732
Realized and unrealized losses (gains) on investments and other	—	(49)
Non-cash, stock-based compensation	6,013	10,404
Deferred tax expense (benefit)	(35,471)	(35,082)
Changes in allowance for credit losses	7,158	(1,741)
Other, net	90,219	26,321
Non-cash interest income - DISH Network	(62,564)	(203,588)
Changes in current assets and current liabilities, net	121,100	(96,750)
Net cash flows from operating activities	983,939	756,168

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	397	238,633
Purchases of property and equipment	(44,586)	(61,414)
Long-term advances to affiliates	(1,081,227)	—
Other, net	8,298	1,230
Net cash flows from investing activities	(1,117,118)	178,449

Cash Flows From Financing Activities:
Repayment of long-term debt and finance lease obligations	(27,684)	(27,547)
Redemption and repurchases of senior notes	—	(1,443,179)
Other, net	—	51
Net cash flows from financing activities	(27,684)	(1,470,675)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(160,863)	(536,058)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	428,621	675,500
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$267,758	$139,442

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of June 30, 2024, we had 8.074 million Pay-TV subscribers in the United States, including 6.076 million DISH TV subscribers and 1.998 million SLING TV subscribers.

Recent Developments

Asset Transfer

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 and using the proceeds thereof, we made two advances to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (the “Intercompany Loan”) to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network. As of December 31, 2023, the receivable including capitalized paid in kind interest was $7.496 billion. On January 10, 2024, we, in our capacity as “Lender” under the terms of the Loan and Security Agreement related to the Intercompany Loan between DISH Network and us, have consummated the assignment pursuant to such terms, without any modification or amendment thereto, of our receivable in respect to the first tranche which matures on December 1, 2026 (“2026 Tranche”) of $4.7 billion to DBS Intercompany Receivable L.L.C.  DBS Intercompany Receivable L.L.C. has subsequently assigned its rights as lender thereunder to EchoStar Intercompany Receivable Company L.L.C., our ultimate parent, EchoStar’s direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable L.L.C. As of June 30, 2024, our remaining intercompany receivable (the “Intercompany Loan – 2028 Tranche”) amount outstanding plus interest paid in kind was $2.844 billion, not including accrued interest receivable of $14 million which must be paid to us in cash.

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

Our cash and cash equivalents and marketable investment securities totaled $211 million as of June 30, 2024 (“Cash on Hand”). As reflected in the condensed consolidated financial statements as of June 30, 2024, we have $1.983 billion of debt maturing in November 2024.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. We apply the following hierarchy in determining fair value:

●	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;
●	Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; and quoted prices for identical or similar instruments in markets that are not active and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and
●	Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

As of June 30, 2024 and December 31, 2023, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and finance lease obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values of our marketable investment securities are measured on a recurring basis based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Additionally, we use fair value measurements from time to time in connection with other investments, asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy. Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. See Note 4 for the fair value of our marketable investment securities.

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $48 million and $112 million for the three months ended June 30, 2024 and 2023, respectively. Advertising expenses totaled $103 million and $198 million for the six months ended June 30, 2024 and 2023, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $7 million and $11 million for the three months ended June 30, 2024 and 2023, respectively. Research and development costs totaled $14 million and $22 million for the six months ended June 30, 2024 and 2023, respectively.

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

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data.

	For the Six Months Ended
	June 30,
	2024	2023

	(In thousands)
Cash paid for interest	$356,388	$390,963
Cash received for interest	15,579	8,593
Cash received for interest - Intercompany Loan	41,984	—
Cash paid for income taxes, net of (refunds)	5,002	7,756
Cash paid for income taxes to DISH Network	275,463	360,548
I/C Loan Receivable Transferred to EchoStar	4,718,517	—

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

EchoStar Exchange Offer

On March 4, 2024, EchoStar commenced a tender offer to eligible employees to exchange eligible stock options for new options as detailed in its Schedule TO filed March 4, 2024 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on April 1, 2024 and EchoStar accepted for exchange approximately 7 million stock options. As a result of the Exchange Offer, during the second quarter of 2024, the exercise price of approximately 3 million new stock options associated with our employees, affecting approximately 580 eligible employees, was adjusted to $14.04. The total incremental non-cash stock-based compensation expense resulting from the Exchange Offer is $9 million, which will be recognized over the remaining vesting period of the applicable options.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	June 30,	December 31,
	2024	2023

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$—	$397

Restricted cash and cash equivalents (1)	56,424	54,980

Other investments, net:
Equity method investments	22,766	90,168
Cost method investments	2,201	—
Total other investments, net	24,967	90,168

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$81,391	$145,545

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2024 and December 31, 2023, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit and trusts.

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

Invidi Technologies Corporation. We own a 35% interest in Invidi Technologies Corporation (“Invidi”), an entity that provides proprietary software for the addressable advertising market. Invidi contracts with multichannel video programming distributers to include its software in their respective set-top boxes and DVRs in order to deliver targeted advertisements based on a variety of demographic attributes selected by the advertisers. Invidi has also developed a cloud-based solution for internet protocol-based platforms. During the three months ended June 30, 2024, Invidi impaired the goodwill on their financial statements and our portion of this impairment resulted in a $63 million loss in “Equity in earnings (losses) of affiliates” recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the three months ended June 30, 2024.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$258,362	$205,702	$52,660	$—	$411,571	$358,545	$53,026	$—

Debt securities (including restricted):
Other	$—	$—	$—	$—	$397	$—	$397	$—
Total	$—	$—	$—	$—	$397	$—	$397	$—

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2024	2023	2024	2023

	(In thousands)
Gains (losses) related to early redemption of debt	$—	$—	$—	$49
Equity in earnings (losses) of affiliates	(64,204)	(2)	(64,912)	(765)
Other	(92)	(93)	47	42
Total	$(64,296)	$(95)	$(64,865)	$(674)

5.Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2024	2023

	(In thousands)
Finished goods	$184,077	$208,049
Work-in-process and service repairs	32,897	35,457
Raw materials	16,017	24,335
Total inventory	$232,991	$267,841

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	June 30,	December 31,
	(In Years)	2024	2023

		(In thousands)
Equipment leased to customers	2-5	$1,084,134	$1,175,734
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements	5	174,685	174,685
Furniture, fixtures, equipment and other	2-10	747,298	755,163
Software and computer equipment	2-5	1,220,033	1,197,632
Buildings and improvements	5-40	288,721	294,890
Land	-	12,007	12,505
Construction in progress	-	27,281	45,413
Total property and equipment		4,243,072	4,344,935
Accumulated depreciation		(3,543,991)	(3,536,870)
Property and equipment, net		$699,081	$808,065

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Equipment leased to customers	$34,705	$44,853	$71,573	$91,565
Satellites	20,073	20,073	40,146	40,146
Buildings, furniture, fixtures, equipment and other	5,453	6,426	9,461	12,735
Software and computer equipment	10,108	10,480	19,839	21,286
Total depreciation and amortization	$70,339	$81,832	$141,019	$165,732

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

As of June 30, 2024, our Pay-TV satellite fleet in service consisted of the following:

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.	Long-Term Debt and Finance Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2024 and December 31, 2023:

		As of
		June 30, 2024		December 31, 2023
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
5 7/8% Senior Notes due 2024	DDBS	$1,982,544	$1,885,796	$1,982,544	$1,872,275
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,248,620	2,000,000	1,388,060
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,179,375	2,750,000	2,366,073
7 3/8% Senior Notes due 2028	DDBS	1,000,000	427,500	1,000,000	600,160
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	1,742,525	2,500,000	2,013,125
5 1/8% Senior Notes due 2029	DDBS	1,500,000	594,375	1,500,000	774,600
Other notes payable		35,470	35,470	42,678	42,678
Subtotal		11,768,014	$8,113,661	11,775,222	$9,056,971
Unamortized deferred financing costs and other debt discounts, net		(23,296)		(26,812)
Finance lease obligations (1)		10,627		31,104
Total long-term debt and finance lease obligations (including current portion)		$11,755,345		$11,779,514

(1)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

8.	Commitments and Contingencies

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

EchoStar’s Spectrum and 5G Network Deployment

EchoStar has invested a total of over $30 billion in wireless spectrum licenses. EchoStar’s wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. EchoStar plans to commercialize its wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (the “5G Network Deployment”). EchoStar currently expects capital expenditures, excluding capitalized interest, for its 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022, 2023 and the first six months of 2024.

EchoStar may need to make significant additional investments or partner with others to, among other things, continue its 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as EchoStar continues its 5G Network Deployment, EchoStar has and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, EchoStar plans to raise additional capital, which may not be available on favorable terms. EchoStar may also determine that additional wireless spectrum licenses may be required for its 5G Network Deployment and to compete effectively with other wireless service providers.

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

See Note 10 “Commitments and Contingencies – 5G Network Deployment” in the Notes to EchoStar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 for further information.

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

In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable, and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 patent and the 318 patent, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. On October 31, 2016, the stay was lifted, and in May 2017, ClearPlay agreed to dismiss EchoStar and DISH Network as defendants, leaving DISH Network L.L.C. and DISH Technologies L.L.C. as the sole defendants.

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

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. On June 2, 2023, the Court entered its formal order granting judgment as a matter of law. On December 12, 2023, the Court denied ClearPlay’s motion to alter or amend the judgment. ClearPlay has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit and briefing is underway.

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

On October 24, 2022, this case was ordered to be transferred to the United States District Court for the Central District of California. A companion case against DirecTV was also ordered transferred to the United States District Court for the Central District of California. In January and February of 2023, DISH Network L.L.C. and Dish Network Service L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 715 patent, all claims of the 008 patent, and 25 claims of the 576 patent, which includes all of its asserted claims. In August and September 2023, the Patent Office denied institution on the petitions challenging the 715 patent and the 576 patent. In September 2023, at the parties’ joint request, the Patent Office dismissed the petition challenging the 008 patent, as Entropic agreed to drop its claims against DISH Network on that patent. On July 12, 2024, the United States Patent and Trademark Office granted a request for reexamination of the 715 patent.

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

Entropic Communications, LLC (second action)

On February 10, 2023, Entropic filed a second lawsuit against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent No. 7,295,518 (the “518 patent”), entitled “Broadband network for coaxial cable using multi-carrier modulation”; U.S. Patent No. 7,594,249 (the “249 patent”), entitled “Network interface device and broadband local area network using coaxial cable”; U.S. Patent Nos. 7,889,759 (the “759 patent”), entitled “Broadband cable network utilizing common bit-loading”; U.S. Patent No. 8,085,802 (the “802 Patent”), entitled “Multimedia over coaxial cable access protocol”; U.S. Patent No. 9,838,213 (the “213 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 10,432,422 (the “422 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 8,631,450 (the “450 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,621,539 (the “539 patent”), entitled “Physical layer transmitter for use in a broadband local area network”; U.S. Patent No. 8,320,566 (the “0,566 patent”), entitled “Method and apparatus for performing constellation scrambling in a multimedia home network”; U.S. Patent No. 10,257,566 (the “7,566 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,228,910 (the “910 Patent”), entitled “Aggregating network packets for transmission to a destination mode”; and U.S. Patent No. 8,363,681 (the “681 patent”), entitled “Method and apparatus for using ranging measurements in a multimedia home network.” Generally, the patents relate to Multimedia over Coax Alliance standards and the manner in which we provide a whole-home DVR network over an on-premises coaxial cable network. Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV. On September 7, 2023, the Court granted the motion of DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation to dismiss the claims arising from the 7,566 patent and the 910 patent on the grounds that they claimed in eligible subject matter. In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the ’0,566 patent, and the ’681 patent. In July 2024, the United States Patent and Trademark Office agreed to institute proceedings on the petitions challenging the 249 patent and the 518 patent, but denied institution on the petition challenging the 539 patent.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Freedom Patents

On April 7, 2023, Freedom Patents LLC filed a complaint against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C. and Dish Network Service L.L.C. in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent No. 8,284,686 (the “686 Patent”), entitled “Antenna/Beam Selection Training in MIMO Wireless LANS with Different Sounding Frames”; U.S. Patent No. 8,374,096 (the “096 Patent”), entitled “Method for Selecting Antennas and Beams in MIMO Wireless LANs”; and U.S. Patent No. 8,514,815 (the “815 Patent”), entitled “Training Signals for Selecting Antennas and Beams in MIMO Wireless LANs.” Similar complaints were also filed against Acer, Altice, Charter, Comcast and Verizon. In general, the asserted patents relate to the 802.11 wireless standard, and the products accused of infringement are the Wireless Joey, its access point, and certain Ring, Nest and Linksys products that we sell. On March 15, 2024, the Court denied the defendants’ motion to transfer the case to the United States District Court for the District of Colorado. On May 24, 2024, the case was dismissed pursuant to a settlement under which DISH Network, DISH Network L.L.C. and Dish Network Service L.L.C. paid an immaterial amount. This matter is now concluded.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Lingam Securities Class Action (formerly Jaramillo)

On March 23, 2023, a securities fraud class action complaint was filed against DISH Network and Messrs. Ergen, Carlson and Orban in the United States District Court for the District of Colorado. The complaint is brought on behalf of a putative class of purchasers of DISH Network’s securities during the February 22, 2021 to February 27, 2023 class period. In general, the complaint alleges that DISH Network’s public statements during that period were false and misleading and contained material omissions, because they did not disclose that DISH Network allegedly maintained a deficient cyber-security and information technology infrastructure, were unable to properly secure customer data and DISH Network’s operations were susceptible to widespread service outages.

In August 2023, the Court appointed a new lead plaintiff and lead plaintiff’s counsel, and on October 20, 2023, they filed an amended complaint that abandoned the original allegations. In their amended complaint, plaintiffs allege that, during the class period, the defendants concealed problems concerning the 5G network buildout that prevented scaling and commercializing the network to obtain enterprise customers. The amended complaint added as individual defendants James S. Allen, DISH Network’s Senior Vice President and Chief Accounting Officer; John Swieringa, DISH Network’s President, Technology and Chief Operating Officer; Dave Mayo, DISH Network’s former Executive Vice President of Network Development; Marc Rouanne, DISH Network’s former Executive Vice President and Chief Network Officer; and Stephen Bye, DISH Network’s former Executive Vice President and Chief Commercial Officer. After the defendants filed a motion to dismiss, the plaintiffs filed a further amended complaint, asserting the same theory, on February 23, 2024. The new complaint drops Erik Carlson, John Swieringa, Paul Orban and James Allen as individual defendants.

DISH Network intends to vigorously defend this case. DISH Network cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Quantum Technology Innovations LLC

On June 5, 2024, Quantum Technology Innovations, LLC filed a complaint in the United States District Court for the Eastern District of Texas against DISH Network alleging infringement of United States Patent No. 7,650,376, entitled “Content Distribution System for Distributing Content Over a Network, with Particular Applicability to Distributing High-Bandwidth Content.” The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. On August 8, 2024, Quantum Technology Innovations dismissed its complaint without prejudice. This matter is now concluded.

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

Realtime alleges that DISH Network’s, Sling TV L.L.C.’s, Sling Media L.L.C.’s and Arris Group, Inc.’s streaming video products and services compliant with various versions of the H.264 video compression standard infringe the 897 patent, the 610 patent and the 535 patent, and that the data compression system in HNS’ products and services infringes the 204 patent, the 728 patent, the 867 patent, the 707 patent and the 759 patent.

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

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and that court heard oral argument on April 2, 2024 and has not yet ruled.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against DISH Network in the United States District Court for the Western District of Texas. The complaint alleges that DISH Network infringes U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts” (the “302 patent”). On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon. On October 24, 2022, in response to the parties’ joint motion, the Court ordered the case against DISH Network transferred to the United States District Court for the District of Colorado. On December 1, 2022, SafeCast filed an amended complaint naming our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. as defendants and withdrawing the allegations as to DISH Network. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent, and on June 26, 2024, the United States Patent and Trademark Office agreed to institute proceedings on that petition. On August 28, 2023, the Court stayed the case pending resolution of the petition.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. Sling TV L.L.C. appealed that decision to the United States Court of Appeals for the Federal Circuit, and on February 2, 2022, the Federal Circuit vacated the final written decision and remanded to the United States Patent and Trademark Office to reconsider its ruling. On remand, on September 7, 2022, the United States Patent and Trademark Office issued a revised final written decision finding all challenged claims of the 273 patent invalid. Uniloc filed a notice of appeal of that revised final written decision to the United States Court of Appeals for the Federal Circuit, the appeal has been fully briefed, and it heard oral argument on August 8, 2024.

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

U.S. Bank Trust Company

On April 26, 2024, U.S. Bank Trust Company, in its capacity as Trustee under the Indentures for DISH DBS Corporation’s 5.75% Senior Secured Notes due 2028 and 7.75% Senior Notes due 2026, filed an action in state court in New York City against DISH DBS Corporation, DISH Network L.L.C., EchoStar Intercompany Receivable Company L.L.C., DISH DBS Issuer LLC, and DBS Intercompany Receivable L.L.C. In its complaint, the Trustee contends that certain intracompany asset transfers in January 2024 breached the Indentures for those Notes, and that the transfers were intentional and constructive fraudulent transfers under the Colorado Uniform Fraudulent Transfer Act. The Trustee seeks a declaratory judgment that DISH DBS Corporation breached the Indentures and that an Event of Default occurred under the DBS Indentures. It further asks the Court to unwind certain intracompany asset transfers and to award damages. On May 13, 2024, the defendants removed the case to the United States District Court for the Southern District of New York and, on June 28, 2024, filed a motion to dismiss the complaint. Rather than opposing the motion, on July 18, 2024, the Trustee filed a first amended complaint, which adds a new declaratory judgment claim challenging certain intercompany advances and new factual allegations challenging a certification of compliance with the DBS Indentures.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.	Disaggregation of Revenue

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Category:	2024	2023	2024	2023

	(In thousands)
Pay-TV subscriber and related revenue	$2,645,461	$2,854,244	$5,332,501	$5,780,189
Pay-TV equipment sales and other revenue	13,697	96,915	33,994	117,381
Total	$2,659,158	$2,951,159	$5,366,495	$5,897,570

10.	Revenue Recognition

Contract Balances

Our valuation and qualifying accounts as of June 30, 2024 were as follows:

For the Six Months Ended
June 30, 2024
(In thousands)
Balance at beginning of period	$34,884
Current period provision for expected credit losses	34,584
Write-offs charged against allowance	(27,426)
Balance at end of period	$42,042

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of
	June 30,	December 31,
	2024	2023

	(In thousands)
Contract liabilities	$398,714	$427,319

Our beginning of period contract liability recorded as customer contract revenue during 2024 was $422 million.

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

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Balance at beginning of period	$163,291	$212,159	$175,685	$230,146
Additions	20,429	19,417	34,384	36,394
Amortization expense	(25,025)	(33,122)	(51,374)	(68,086)
Balance at end of period	$158,695	$198,454	$158,695	$198,454

11.	Related Party Transactions

Related Party Transactions with EchoStar

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

During the three months ended June 30, 2024 and 2023, we recorded $44 million and $110 million, respectively, of “Interest income” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the six months ended June 30, 2024 and 2023, we recorded $94 million and $221 million, respectively, of “Interest income” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of June 30, 2024 and December 31, 2023, “Notes receivable – DISH Network” on our Condensed Consolidated Balance Sheets was $2.844 billion and $7.496 billion, respectively, including interest paid in kind, respectively. In addition, as of June 30, 2024 and December 31, 2023, “Interest receivable – DISH Network” on our Condensed Consolidated Balance Sheets was $14 million which must be paid in cash and $37 million ($18 million which was paid in cash and $19 million which was paid in kind), respectively.

“Long-Term Advances to Affiliates”

Our ordinary course business practice routinely involves entities within our corporate family making intercompany loans, which are part of our routine cash management system, and consistent with many years of past practice.  Such advances are obligations of the recipient entity and an asset of the advancing entity within our corporate family, and historically are short duration in nature.  Effective for the quarter ended June 30, 2024, we and DISH Network determined that the balance of such intercompany loans previously classified as current “Advances to affiliates” on our Condensed Consolidated Balance Sheets has become longer-term in nature.  As a result, we and DISH Network entered into an intercompany loan agreement of $1.5 billion, including accrued interest, as of June 30, 2024. These balances are reflected in “Long-term advances to affiliates, including interest” on our Condensed Consolidated Balance Sheets.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Among other things, the intercompany loan agreement established an interest rate and a maturity date on the intercompany loans subject to such agreement.  The intercompany loan is due in August 2028.  Interest accrues monthly on a variable rate, currently at 6.8% effective April 1, 2024, subject to adjustments based on, among other things, the weighted average cost of borrowing or the borrowing rate for new debt incurred by the company. Interest payments with respect to the new intercompany loan shall be payable “in kind” and shall be added to the principal amount of the loan on each interest payment date. During each of the three and six months ended June 30, 2024, we recorded $21 million of “Interest income” related to the above on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

“Cost of services”

During each of the three months ended June 30, 2024 and 2023, we incurred expenses of $52 million for satellite capacity leased from DISH Network, and telemetry, tracking and control (“TT&C”) and other professional services provided to us by DISH Network. During the six months ended June 30, 2024 and 2023, we incurred expenses of $104 million and $102 million, respectively, for satellite capacity leased from DISH Network, and telemetry, tracking and control (“TT&C”) and other professional services provided to us by DISH Network.DISH Network is a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Satellite Capacity Leased from DISH Network. We lease satellite capacity on satellites owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. See “Satellites” in Note 6 for further information. The term of each lease is set forth below:

●	EchoStar X, XI, XIV and XVI. We lease all available capacity on the EchoStar X, XI, XIV and XVI satellites from a wholly-owned subsidiary of DISH Network. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life..

●	EchoStar XXIII. On March 1, 2023, we began leasing certain capacity on the EchoStar XXIII satellite from a wholly-owned subsidiary of DISH Network on a month to month basis.

●	Nimiq 5. DISH Network has a 15-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location with the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. We are receiving transponder service on on all 32 of the DBS transponders on this satellite from DISH Network and have exercised our option to renew for a one-year period through September 2024. As discussed in Note 6, “Property and Equipment,” the Nimiq 5 satellite lease is accounted for as a finance lease. Expenses related to this lease are recorded in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During each of the three months ended June 30, 2024 and 2023, we recorded $8 million of “Depreciation and amortization” expense and less than $1 million and $1 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5. During each of the six months ended June 30, 2024 and 2023, we recorded $17 million of “Depreciation and amortization” expense and $1 million and $3 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5.

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

“Selling, general and administrative expenses”

During the three months ended June 30, 2024 and 2023, we incurred $6 million and $1 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. During the six months ended June 30, 2024 and 2023, we incurred $10 million and $4 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar.These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Agreements

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to our parent’s broadband, wireless and other operations. During the three months ended June 30, 2024 and 2023, the pass through costs associated with these services were $34 million and $31 million, respectively. During the six months ended June 30, 2024 and 2023, the pass through costs associated with these services were $69 million and $66 million, respectively.

Related Party Transactions with NagraStar L.L.C.

We own a 50% interest in NagraStar, a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming. Certain payments related to NagraStar are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, certain other payments are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Selling, general and administrative expenses” or “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed. We record all payables in “Trade accounts payable” or “Other accrued expenses and liabilities” on our Condensed Consolidated Balance Sheets. Our investment in NagraStar is accounted for using the equity method.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$8,526	$9,495	$17,127	$19,040

	As of
	June 30,	December 31,
	2024	2023

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$5,912	$9,821
Commitments to NagraStar	$1,414	$1,727

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

Recent Developments

Asset Transfer

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 and using the proceeds thereof, we made two advances to DISH Network pursuant to a Loan and Security Agreement dated November 26, 2021 (the “Intercompany Loan”) to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network. As of December 31, 2023, the receivable including capitalized paid in kind interest was $7.496 billion.

On January 10, 2024, we, in our capacity as “Lender” under the terms of the Loan and Security Agreement related to the Intercompany Loan between DISH Network and us, have consummated the assignment pursuant to such terms, without any modification or amendment thereto, of our receivable in respect to the first tranche which matures on December 1, 2026 (“2026 Tranche”) of $4.7 billion to DBS Intercompany Receivable L.L.C.  DBS Intercompany Receivable L.L.C. has subsequently assigned its rights as lender thereunder to EchoStar Intercompany Receivable Company L.L.C., our ultimate parent, EchoStar’s direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable L.L.C. As of June 30, 2024, our remaining intercompany receivable (the “Intercompany Loan – 2028 Tranche”) amount outstanding plus interest paid in kind was $2.844 billion, not including accrued interest receivable of $14 million which must be paid to us in cash.

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

Economic Environment

During 2023 and the first six months of 2024, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

Pay-TV

We offer Pay-TV services under the DISH brand and the SLING brand. As of June 30, 2024, we had 8.074 million Pay-TV subscribers in the United States, including 6.076 million DISH TV subscribers and 1.998 million SLING TV subscribers. We promote our Pay-TV services by providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, SLING Latino and SLING Freestream video programming services.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are rapidly increasing their Internet-based video offerings and direct-to-consumer exclusive and non-exclusive content. We also face competition from providers of video content, many of which are providers of programming content to us, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to, Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, Max, STARZ, Peacock, Fubo, Philo, Tubi and Venu Sports and certain bundles of these offerings.

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

Debt Issuances and Maturity

Our 5 7/8% Senior Notes due 2024 with remaining balance of approximately $1.983 billion mature on November 15, 2024. We do not currently have the necessary cash, cash equivalents and marketable investment securities and/or projected future cash flows to fund the November 2024 debt maturity. To address our capital needs, we are in active discussions with funding sources to raise additional capital.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,645,461	$2,854,244	$(208,783)	(7.3)
Equipment sales and other revenue	13,697	96,915	(83,218)	(85.9)
Total revenue	2,659,158	2,951,159	(292,001)	(9.9)

Costs and Expenses:
Cost of services	1,674,252	1,782,237	(107,985)	(6.1)
% of Service revenue	63.3%	62.4%
Cost of sales - equipment and other	16,043	22,438	(6,395)	(28.5)
Selling, general and administrative expenses	262,249	380,182	(117,933)	(31.0)
% of Total revenue	9.9%	12.9%
Depreciation and amortization	70,339	81,832	(11,493)	(14.0)
Total costs and expenses	2,022,883	2,266,689	(243,806)	(10.8)

Operating income (loss)	636,275	684,470	(48,195)	(7.0)

Other Income (Expense):
Interest income	72,039	111,404	(39,365)	(35.3)
Interest expense, net of amounts capitalized	(184,787)	(184,511)	(276)	(0.1)
Other, net	(64,296)	(95)	(64,201)	*
Total other income (expense)	(177,044)	(73,202)	(103,842)	*

Income (loss) before income taxes	459,231	611,268	(152,037)	(24.9)
Income tax (provision) benefit, net	(128,307)	(153,630)	25,323	16.5
Effective tax rate	27.9%	25.1%
Net income (loss)	$330,924	$457,638	$(126,714)	(27.7)

Other Data:
Pay-TV subscribers, as of period end (in millions)	8.074	8.904	(0.830)	(9.3)
DISH TV subscribers, as of period end (in millions)	6.076	6.901	(0.825)	(12.0)
SLING TV subscribers, as of period end (in millions)	1.998	2.003	(0.005)	(0.2)
Pay-TV subscriber additions (losses), net (in millions)	(0.104)	(0.294)	0.190	64.6
DISH TV subscriber additions (losses), net (in millions)	(0.182)	(0.197)	0.015	7.6
SLING TV subscriber additions (losses), net (in millions)	0.078	(0.097)	0.175	*
Pay-TV ARPU	$108.42	$104.07	$4.35	4.2
DISH TV subscriber additions, gross (in millions)	0.076	0.120	(0.044)	(36.7)
DISH TV churn rate	1.39%	1.51%	(0.12)%	(7.9)
DISH TV SAC	$938	$1,169	$(231)	(19.8)
Purchases of property and equipment	$17,893	$30,028	$(12,135)	(40.4)
EBITDA	$642,318	$766,207	$(123,889)	(16.2)
OIBDA	$706,614	$766,302	$(59,688)	(7.8)

* Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 182,000 net DISH TV subscribers during the three months ended June 30, 2024 compared to the loss of approximately 197,000 net DISH TV subscribers during the same period in 2023. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We added approximately 78,000 net SLING TV subscribers during the three months ended June 30, 2024 compared to the loss of approximately 97,000 net SLING TV subscribers during the same period in 2023. The change in net SLING TV subscribers was primarily related to lower SLING TV subscriber disconnects in 2024 due to our emphasis on acquiring higher quality subscribers, partially offset by lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the three months ended June 30, 2024, we activated approximately 76,000 gross new DISH TV subscribers compared to approximately 120,000 gross new DISH TV subscribers during the same period in 2023, a decrease of 36.7%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended June 30, 2024 was 1.39% compared to 1.51% for the same period in 2023. Our DISH TV churn rate for the three months ended June 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Our net Pay-TV subscriber additions, gross new DISH TV subscriber activations and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations and DISH TV subscriber churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future. As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

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

Service revenue. “Service revenue” totaled $2.645 billion for the three months ended June 30, 2024, a decrease of $209 million or 7.3% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $14 million for the three months ended June 30, 2024, a decrease of $83 million compared to the same period in 2023. The decrease in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products during the three months ended June 30, 2023.

Pay-TV ARPU. Pay-TV ARPU was $108.42 during the three months ended June 30, 2024 versus $104.07 during the same period in 2023. The $4.35 or 4.2% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2023.

Cost of services. “Cost of services” totaled $1.674 billion during the three months ended June 30, 2024, a decrease of $108 million or 6.1% compared to the same period in 2023. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended June 30, 2024 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 63.3% and 62.4% of “Service revenue” during the three months ended June 30, 2024 and 2023, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $262 million during the three months ended June 30, 2024, a $118 million or 31.0% decrease compared to the same period in 2023. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $70 million during the three months ended June 30, 2024, an $11 million or 14.0% decrease compared to the same period in 2023. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

DISH TV SAC. DISH TV SAC was $938 during the three months ended June 30, 2024 compared to $1,169 during the same period in 2023, a decrease of $231 or 19.8%. This change was primarily attributable to a decrease in advertising costs per subscriber, partially offset by higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the three months ended June 30, 2024 and 2023, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $6 million and $12 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations.

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

Interest income. “Interest income” totaled $72 million during the three months ended June 30, 2024, a decrease of $39 million compared to the same period in 2023. This decrease was primarily related to the reduction in interest income associated with our Intercompany Loan to DISH Network. On January 10, 2024, $4.7 billion of this receivable was transferred to EchoStar, our ultimate parent. This change was partially offset by the increase in interest income associated with the “Long-term advances to affiliates, including interest.”

Other, net. “Other, net” expense totaled $64 million during the three months ended June 30, 2024, compared to $95 thousand during the same period in 2023. This change resulted from a $64 million loss in equity in earnings primarily from our Invidi investment during the three months ended June 30, 2024.

Income tax (provision) benefit, net. Our income tax provision was $128 million during the three months ended June 30, 2024, compared to a provision of $154 million during the same period in 2023. This change was primarily related to a decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$5,332,501	$5,780,189	$(447,688)	(7.7)
Equipment sales and other revenue	33,994	117,381	(83,387)	(71.0)
Total revenue	5,366,495	5,897,570	(531,075)	(9.0)

Costs and Expenses:
Cost of services	3,374,197	3,638,829	(264,632)	(7.3)
% of Service revenue	63.3%	63.0%
Cost of sales - equipment and other	30,806	39,738	(8,932)	(22.5)
Selling, general and administrative expenses	547,694	715,902	(168,208)	(23.5)
% of Total revenue	10.2%	12.1%
Depreciation and amortization	141,019	165,732	(24,713)	(14.9)
Total costs and expenses	4,093,716	4,560,201	(466,485)	(10.2)

Operating income (loss)	1,272,779	1,337,369	(64,590)	(4.8)

Other Income (Expense):
Interest income	131,366	231,790	(100,424)	(43.3)
Interest expense, net of amounts capitalized	(369,641)	(383,311)	13,670	3.6
Other, net	(64,865)	(674)	(64,191)	*
Total other income (expense)	(303,140)	(152,195)	(150,945)	(99.2)

Income (loss) before income taxes	969,639	1,185,174	(215,535)	(18.2)
Income tax (provision) benefit, net	(253,174)	(294,253)	41,079	14.0
Effective tax rate	26.1%	24.8%
Net income (loss)	$716,465	$890,921	$(174,456)	(19.6)

Other Data:
Pay-TV subscribers, as of period end (in millions)	8.074	8.904	(0.830)	(9.3)
DISH TV subscribers, as of period end (in millions)	6.076	6.901	(0.825)	(12.0)
SLING TV subscribers, as of period end (in millions)	1.998	2.003	(0.005)	(0.2)
Pay-TV subscriber additions (losses), net (in millions)	(0.452)	(0.846)	0.394	46.6
DISH TV subscriber additions (losses), net (in millions)	(0.395)	(0.515)	0.120	23.3
SLING TV subscriber additions (losses), net (in millions)	(0.057)	(0.331)	0.274	82.8
Pay-TV ARPU	$107.89	$103.38	$4.51	4.4
DISH TV subscriber additions, gross (in millions)	0.155	0.233	(0.078)	(33.5)
DISH TV churn rate	1.46%	1.74%	(0.28)%	(16.1)
DISH TV SAC	$997	$1,114	$(117)	(10.5)
Purchases of property and equipment	$44,586	$61,414	$(16,828)	(27.4)
EBITDA	$1,348,933	$1,502,427	$(153,494)	(10.2)
OIBDA	$1,413,798	$1,503,101	$(89,303)	(5.9)

* Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 395,000 net DISH TV subscribers during the six months ended June 30, 2024 compared to the loss of approximately 515,000 net DISH TV subscribers during the same period in 2023. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 57,000 net SLING TV subscribers during the six months ended June 30, 2024 compared to the loss of approximately 331,000 net SLING TV subscribers during the same period in 2023. The decrease in net SLING TV subscriber losses was primarily related to lower SLING TV subscriber disconnects in 2024 due to our emphasis on acquiring higher quality subscribers, partially offset by lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the six months ended June 30, 2024, we activated approximately 155,000 gross new DISH TV subscribers compared to approximately 233,000 gross new DISH TV subscribers during the same period in 2023, a decrease of 33.5%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the six months ended June 30, 2024 was 1.46% compared to 1.74% for the same period in 2023. Our DISH TV churn rate for the six months ended June 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts. In addition, our DISH TV churn rate for the six months ended June 30, 2023 was briefly elevated due to the cyber-security incident in the first quarter of 2023.

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

Service revenue. “Service revenue” totaled $5.333 billion for the six months ended June 30, 2024, a decrease of $448 million or 7.7% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $34 million for the six months ended June 30, 2024, a decrease of $83 million compared to the same period in 2023. The decrease in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products during the three months ended June 30, 2023.

Pay-TV ARPU. Pay-TV ARPU was $107.89 during the six months ended June 30, 2024 versus $103.38 during the same period in 2023. The $4.51 or 4.4% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2023.

Cost of services. “Cost of services” totaled $3.374 billion during the six months ended June 30, 2024, a decrease of $265 million or 7.3% compared to the same period in 2023. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and lower variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the six months ended June 30, 2024 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber during the six months ended June 30, 2023 were negatively impacted by approximately $30 million in cyber-security-related expenses to remediate the incident and provide additional customer support. “Cost of services” represented 63.3% and 63.0% of “Service revenue” during the six months ended June 30, 2024 and 2023, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $548 million during the six months ended June 30, 2024, a $168 million or 23.5% decrease compared to the same period in 2023. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $141 million during the six months ended June 30, 2024, a $25 million or 14.9% decrease compared to the same period in 2023. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

DISH TV SAC. DISH TV SAC was $997 during the six months ended June 30, 2024 compared to $1,114 during the same period in 2023, a decrease of $117 or 10.5%. This change was primarily attributable to a decrease in advertising costs per subscriber, partially offset by higher installation costs due to an increase in labor and other installation costs and higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the six months ended June 30, 2024 and 2023, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $13 million and $27 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations.

Interest income. “Interest income” totaled $131 million during the six months ended June 30, 2024, a decrease of $100 million compared to the same period in 2023. This decrease was primarily related to the reduction in interest income associated with our Intercompany Loan to DISH Network. On January 10, 2024, $4.7 billion of this receivable was transferred to EchoStar, our ultimate parent. This change was partially offset by the increase in interest income associated with the “Long-term advances to affiliates, including interest.”

Other, net. “Other, net” expense totaled $65 million during the six months ended June 30, 2024, an increase of $64 million compared to the same period in 2023. This change resulted from a $65 million loss in equity in earnings, primarily from our Invidi investment during the six months ended June 30, 2024.

Income tax (provision) benefit, net. Our income tax provision was $253 million during the six months ended June 30, 2024, compared to a provision of $294 million during the same period in 2023. This change was primarily related to a decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Net income (loss)	$330,924	$457,638	$716,465	$890,921
Interest, net	112,748	73,107	238,275	151,521
Income tax provision (benefit), net	128,307	153,630	253,174	294,253
Depreciation and amortization	70,339	81,832	141,019	165,732
EBITDA	$642,318	$766,207	$1,348,933	$1,502,427

The changes in EBITDA during the three and six months ended June 30, 2024, compared to the same periods in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses, as well as the impact from changes in “Other, net” during the three and six months ended June 30, 2024.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Operating income (loss)	$636,275	$684,470	$1,272,779	$1,337,369
Depreciation and amortization	70,339	81,832	141,019	165,732
OIBDA	$706,614	$766,302	$1,413,798	$1,503,101

The changes in OIBDA during the three and six months ended June 30, 2024, compared to the same periods in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

We and our subsidiaries participate with our parent company, DISH Network, in a centralized system for the management of our cash and marketable investment securities. Please see Note 3 to our Condensed Consolidated Financial Statements for further information.

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

The summarized balance sheet information for the combined obligor group of our registered senior notes is presented in the table below.

	As of
	June 30,	December 31,
	2024	2023

	(In thousands)
Current assets	$1,596,148	$2,337,400
Noncurrent assets	5,929,302	9,256,110
Current liabilities	5,277,211	4,435,452
Noncurrent liabilities	10,255,970	10,294,282
Due from non-guarantors	544,536	589,361
Due from related parties	4,382,062	7,945,151
Due to non-guarantors	832,618	—
Due to related parties	48,550	55,392

The summarized results of operations information for the combined obligor group of our registered senior notes is presented in the table below.

For the Six Months Ended
June 30, 2024
(In thousands)
Total revenues	$2,405,448
Operating income	397,514
Net income	69,733
Operating expenses to related parties	135,197
Other income from related parties	115,788

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

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended June 30, 2024, filed on August 14, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date:  August 14, 2024