Form 10-Q
period 2024-09-30
DISH DBS CORP
filed 2024-11-14
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of November 1, 2024, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.

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

SUMMARY OF RISK FACTORS

Risks Relating to the DIRECTV Transaction

●	We are subject to a number of risks while the DIRECTV Transaction is pending, which may have an adverse effect on our business, financial condition and results of operations.

Risks Related to the Integration

●	Although we expect that the Merger will result in synergies and other benefits, those synergies and benefits may not be realized in the amounts anticipated, or may not be realized within the expected timeframe, or at all, and risks associated with the foregoing may also result from any extended delay in the Integration.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

i

●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.
●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.
●	We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.
●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.
●	The confidentiality, integrity, and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.
●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.
●	Our ultimate parent, EchoStar, has made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we have made and may continue to make funds available to EchoStar or, our parent, DISH Network in the form of cash distributions or loans in connection with the development of EchoStar’s wireless business.

ii

●	Our Senior Secured Notes (defined herein) are subordinated to our existing unsecured notes and certain future unsecured notes with respect to certain realizations under the Intercompany Loan (defined herein) and any collateral pledged as security therefor.
●	We may need additional capital, which may not be available on favorable terms, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.
●	Our ultimate parent, EchoStar, is controlled by one principal stockholder, who is also our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

iii

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$339,685	$373,641
Current restricted cash and cash equivalents	2,047,489	—
Marketable investment securities	—	397
Trade accounts receivable, net of allowance for credit losses of $49,850 and $34,884, respectively	565,384	619,604
Advances to affiliates	—	421,457
Inventory	209,380	267,841
Interest receivable - DISH Network (Note 11)	56,888	17,761
Prepaids and other assets	128,859	147,740
Other current assets	2,056	2,306
Total current assets	3,349,741	1,850,747

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	57,085	54,980
Property and equipment, net	652,887	808,065
Regulatory authorizations, net	611,794	611,794
Other investments, net	21,590	90,168
Operating lease assets	86,966	92,972
Notes Receivable - DISH Network, including interest (Note 11)	4,878,889	7,515,077
Other noncurrent assets, net	104,983	107,987
Total noncurrent assets	6,414,194	9,281,043
Total assets	$9,763,935	$11,131,790

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$185,176	$248,640
Deferred revenue and other	427,901	505,361
Accrued programming	1,499,376	1,427,762
Accrued interest	222,978	160,137
Other accrued expenses and liabilities	421,893	415,109
Current portion of debt, finance lease and other obligations (Note 7)	2,465,256	2,023,976
Total current liabilities	5,222,580	4,780,985

Long-Term Obligations, Net of Current Portion:
Long-term debt, finance lease and other obligations, net of current portion (Note 7)	11,638,420	9,755,538
Deferred tax liabilities, net	223,775	268,170
Operating lease liabilities	53,115	61,381
Long-term deferred revenue and other long-term liabilities	225,436	211,414
Total long-term obligations, net of current portion	12,140,746	10,296,503
Total liabilities	17,363,326	15,077,488

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,555,819	1,547,164
Accumulated other comprehensive income (loss)	(2,624)	(2,501)
Accumulated earnings (deficit)	(9,152,586)	(5,490,361)
Total stockholder’s equity (deficit)	(7,599,391)	(3,945,698)
Total liabilities and stockholder’s equity (deficit)	$9,763,935	$11,131,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Service revenue	$2,590,379	$2,761,678	$7,922,880	$8,541,867
Equipment sales and other revenue	11,423	21,709	45,417	139,090
Total revenue	2,601,802	2,783,387	7,968,297	8,680,957

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	1,675,206	1,749,627	5,049,403	5,388,456
Cost of sales - equipment and other	18,157	24,881	48,963	64,619
Selling, general and administrative expenses	273,792	356,125	821,486	1,072,027
Depreciation and amortization	73,290	70,474	214,309	236,206
Total costs and expenses	2,040,445	2,201,107	6,134,161	6,761,308

Operating income (loss)	561,357	582,280	1,834,136	1,919,649

Other Income (Expense):
Interest income	79,312	112,715	210,678	344,505
Interest expense, net of amounts capitalized	(184,543)	(184,407)	(554,184)	(567,718)
Other, net	(3,270)	65	(68,135)	(609)
Total other income (expense)	(108,501)	(71,627)	(411,641)	(223,822)

Income (loss) before income taxes	452,856	510,653	1,422,495	1,695,827
Income tax (provision) benefit, net	(113,029)	(121,899)	(366,203)	(416,152)
Net income (loss)	$339,827	$388,754	$1,056,292	$1,279,675

Comprehensive Income (Loss):
Net income (loss)	$339,827	$388,754	$1,056,292	$1,279,675
Other comprehensive income (loss):
Foreign currency translation adjustments	(123)	(200)	(128)	(11)
Unrealized holding gains (losses) on available-for-sale debt securities	—	(1)	—	12
Deferred income tax (expense) benefit, net	7	(4)	5	(24)
Total other comprehensive income (loss), net of tax	(116)	(205)	(123)	(23)
Comprehensive income (loss)	$339,711	$388,549	$1,056,169	$1,279,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2022	$—	$1,532,906	$(2,445)	$(7,234,990)	$(5,704,529)
Non-cash, stock-based compensation	—	6,131	—	—	6,131
Other comprehensive income (loss)	—	—	135	—	135
Net income (loss)	—	—	—	433,283	433,283
Balance, March 31, 2023	$—	$1,539,037	$(2,310)	$(6,801,707)	$(5,264,980)
Non-cash, stock-based compensation	—	4,273	—	—	4,273
Other comprehensive income (loss)	—	—	47	—	47
Net income (loss)	—	—	—	457,638	457,638
Balance, June 30, 2023	$—	$1,543,310	$(2,263)	$(6,344,069)	$(4,803,022)
Non-cash, stock-based compensation	—	2,296	—	—	2,296
Other comprehensive income (loss)	—	—	(205)	—	(205)
Net income (loss)	—	—	—	388,754	388,754
Balance, September 30, 2023	$—	$1,545,606	$(2,468)	$(5,955,315)	$(4,412,177)

Balance, December 31, 2023	$—	$1,547,164	$(2,501)	$(5,490,361)	$(3,945,698)
Non-cash, stock-based compensation	—	1,987	—	—	1,987
Other comprehensive income (loss)	—	—	16	—	16
Intercompany Loan - 2026 Tranche	—	—	—	(4,718,517)	(4,718,517)
Net income (loss)	—	—	—	385,541	385,541
Balance, March 31, 2024	$—	$1,549,151	$(2,485)	$(9,823,337)	$(8,276,671)
Non-cash, stock-based compensation	—	4,026	—	—	4,026
Other comprehensive income (loss)	—	—	(23)	—	(23)
Net income (loss)	—	—	—	330,924	330,924
Balance, June 30, 2024	$—	$1,553,177	$(2,508)	$(9,492,413)	$(7,941,744)
Non-cash, stock-based compensation	—	2,642	—	—	2,642
Other comprehensive income (loss)	—	—	(116)	—	(116)
Net income (loss)	—	—	—	339,827	339,827
Balance, September 30, 2024	$—	$1,555,819	$(2,624)	$(9,152,586)	$(7,599,391)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$1,056,292	$1,279,675
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	214,309	236,206
Realized and unrealized losses (gains) on investments and other	—	(804)
Non-cash, stock-based compensation	8,655	12,700
Deferred tax expense (benefit)	(44,390)	(66,140)
Equity in (earnings) losses of affiliates	68,257	1,656
Changes in allowance for credit losses	14,966	4,404
Other, net	31,173	30,720
Non-cash interest income - DISH Network	(93,257)	(260,671)
Changes in current assets and current liabilities, net	57,212	(68,964)
Net cash flows from operating activities	1,313,217	1,168,782

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	397	198,024
Purchases of property and equipment	(65,153)	(98,728)
Notes Receivable - DISH Network, including interest (Note 11)	(1,564,589)	—
Other, net	9,406	3,914
Net cash flows from investing activities	(1,619,939)	103,210

Cash Flows From Financing Activities:
Repayment of long-term debt, finance lease and other obligations	(41,432)	(39,987)
Proceeds from New DISH DBS Financing (Note 7)	2,500,000	—
Debt issuance costs and debt (discount) premium from New DISH DBS Financing	(136,208)	—
Redemption and repurchases of senior notes	—	(1,451,250)
Other, net	—	812
Net cash flows from financing activities	2,322,360	(1,490,425)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	2,015,638	(218,433)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	428,621	675,500
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$2,444,259	$457,067

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

Recent Developments

DIRECTV Transaction

On September 29, 2024, EchoStar and DIRECTV Holdings, LLC (“DTV”), entered into an Equity Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, DTV agreed to acquire from EchoStar all of its issued and outstanding equity interests of DISH DBS, which operates its Pay-TV business (the “Business” and such acquisition of the Business the “DIRECTV Transaction”). Prior to the closing of the DIRECTV Transaction (the “DIRECTV Closing”), EchoStar will complete the Pre-Closing Restructuring, as defined in the Purchase Agreement, and the Pre-Closing Reorganization, as defined in the Purchase Agreement, following which, among other things, DISH DBS will hold all of the properties, rights, assets and liabilities primarily related to the Business, except for certain excluded assets and excluded liabilities.

During the period between signing of the Purchase Agreement and the DIRECTV Closing, DISH DBS and its subsidiaries are not permitted to declare or pay dividends or otherwise cause or permit any leakage (which includes, among other things, cash payments and certain other value transfers by DISH DBS and its subsidiaries, on the one hand, to EchoStar, DISH Network or certain other related persons, on the other hand), other than (i) certain permitted cash transfers prior to September 30, 2025 in an aggregate amount not to exceed the permitted cash transfer cap set forth in the Purchase Agreement, and (ii) certain permitted tax sharing payments, in each case, on terms and conditions as set forth in the Purchase Agreement. The permitted cash transfer cap is initially equal to $1.52 billion, calculated in accordance with the Purchase Agreement, (“Permitted Transfer Cap”) and is subject to certain adjustments set forth in the Purchase Agreement, including transaction expenses and certain accrued interest adjustments and adjustments tied to certain key performance indicators.

As set forth in the Reorganization Plan, immediately prior to the DIRECTV Closing, DISH DBS will distribute the Intercompany Loan – 2028 Tranche, defined below (see Note 11) to our seller subsidiary. At the DIRECTV Closing, our seller subsidiary will sell and transfer to DTV all of the issued and outstanding equity interests of DISH DBS in exchange for a total cash purchase price of $1.00 plus the assumption of net debt of DISH DBS and its subsidiaries that is outstanding as of the DIRECTV Closing. Additionally, effective with the DIRECTV Closing, certain other intercompany amounts between DISH DBS and DISH Network (in addition to the Intercompany Loan – 2028 Tranche) will be subject to cancellation.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of September 30, 2024, the balance of the DISH DBS intercompany receivables for the Intercompany Loan – 2028 Tranche and other intercompany amounts totaled $4.606 billion, not including Permitted Transfer Cap receivables of up to $1.52 billion and certain other amounts of residual capital remaining based on performance. Upon the completion of the DIRECTV Transaction, DISH DBS will become a direct and wholly-owned subsidiary of DTV.

Completion of the DIRECTV Transaction is subject to satisfaction or waiver of closing conditions set forth in the Purchase Agreement, including, but not limited to, the receipt of governmental approvals and the success of the DISH DBS Exchange Offers, as detailed and defined in Note 7 in the Notes to our Condensed Consolidated Financial Statements. The DISH DBS Exchange Offers expired at 5:00 p.m., New York City time on November 12, 2024, and the DISH DBS Exchange Offers have been terminated due to the failure to satisfy the Minimum Series Exchange Condition and the Acquisition Consent Threshold Condition, each as defined in the Exchange Offering Memorandum (as defined below). Pursuant to the terms of the Purchase Agreement, DIRECTV may terminate the Purchase Agreement by November 22, 2024 due to the failure to consummate the DISH DBS Exchange Offers by November 12, 2024 or the failure to satisfy the Acquisition Consent Threshold Condition.

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

On January 10, 2024, we, in our capacity as “Lender” under the terms of the Loan and Security Agreement related to the Intercompany Loan between DISH Network and us, have consummated the assignment pursuant to such terms, without any modification or amendment thereto, of our receivable in respect to the first tranche which matures on December 1, 2026 (“2026 Tranche”) of $4.7 billion (the “Intercompany Loan – 2026 Tranche”) to DBS Intercompany Receivable L.L.C.   DBS Intercompany Receivable L.L.C. has subsequently assigned its rights as lender thereunder to EchoStar Intercompany Receivable Company L.L.C., our ultimate parent, EchoStar’s direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable L.L.C. As of September 30, 2024, our remaining intercompany receivable (the “Intercompany Loan – 2028 Tranche”) amount outstanding plus interest paid in kind was $2.844 billion, not including accrued interest receivable of $57 million which must be paid to us in cash.

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

During the third quarter of 2024, we completed our issuance of $2.5 billion (including $136 million of debt issuance costs) of New DISH DBS Financing, as detailed and defined in Note 7, which includes $2.047 billion of funds required to be used for the redemption, repayment or repurchase of the principal balance and remaining interest outstanding on our 5 7/8% Senior Notes due November 15, 2024. As a result of this transaction, substantial doubt no longer exists about our ability to continue as a going concern.

Our cash and cash equivalents, current restricted cash and cash equivalents, and marketable investment securities totaled $2.387 billion as of September 30, 2024 (“Cash on Hand”) and we will fund the $1.983 billion of debt maturing in November 2024 from Cash on Hand.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of September 30, 2024, we had 8.031 million Pay-TV subscribers in the United States, including 5.888 million DISH TV subscribers and 2.143 million SLING TV subscribers.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses (including those related to our installment billing programs), self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, inputs used to recognize revenue over time, including the relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, nonrefundable upfront fees, independent third-party retailer incentives, programming expenses, subscriber lives and likelihood of certain contingent events. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Fair Value Measurements

We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. We apply the following hierarchy in determining fair value:

●	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;
●	Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; and quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
●	Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of September 30, 2024 and December 31, 2023, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt, finance lease and other obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values of our marketable investment securities are measured on a recurring basis based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Additionally, we use fair value measurements from time to time in connection with other investments, asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy. Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. See Note 4 for the fair value of our marketable investment securities.

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $57 million and $95 million for the three months ended September 30, 2024 and 2023, respectively. Advertising expenses totaled $160 million and $293 million for the nine months ended September 30, 2024 and 2023, respectively.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $6 million and $11 million for the three months ended September 30, 2024 and 2023, respectively. Research and development costs totaled $20 million and $33 million for the nine months ended September 30, 2024 and 2023, respectively.

New Accounting Pronouncements

Joint Ventures. On August 23, 2023, the FASB issued ASU 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60) (“ASU 2023-05”), which requires an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB Accounting Standards Codification (ASC) master glossary to apply a new basis of accounting upon the formation of the joint venture. This standard will be effective for all joint venture formations with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. We plan to adopt the standard if applicable and we expect the adoption of the standard will have an immaterial impact on our disclosures.

Segment Reporting. On November 27, 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures (“ASU 2023-07”), which will enhance financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. This standard will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2024 annual financial statements, and we expect the adoption of the standard will impact certain of our segment reporting disclosures.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data.

	For the Nine Months Ended
	September 30,
	2024	2023

	(In thousands)
Cash paid for interest	$471,726	$506,172
Cash received for interest	20,843	10,706
Cash received for interest - Intercompany Loan	41,984	—
Cash paid for income taxes, net of (refunds)	10,714	11,090
Cash paid for income taxes to DISH Network	391,326	568,689
Intercompany Loan - 2026 Tranche	4,718,517	—
Vendor financing	—	26,751

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

EchoStar Exchange Offer

On March 4, 2024, EchoStar commenced a tender offer to eligible employees to exchange eligible stock options for new options as detailed in its Schedule TO filed March 4, 2024 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on April 1, 2024 and EchoStar accepted for exchange approximately 7 million stock options. As a result of the Exchange Offer, during the second quarter of 2024, the exercise price of approximately 3 million new stock options associated with our employees, affecting approximately 580 eligible employees, was adjusted to $14.04. The total incremental non-cash stock-based compensation expense resulting from the Exchange Offer was $9 million, which will be recognized over the remaining vesting period of the applicable options.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	September 30,	December 31,
	2024	2023

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$—	$397

Restricted cash and cash equivalents (1) (2)	2,104,574	54,980

Other investments, net:
Equity method investments (3)	19,389	90,168
Cost method investments	2,201	—
Total other investments, net	21,590	90,168

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$2,126,164	$145,545

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Current restricted cash and cash equivalents” and “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.
(2)	Includes $2.047 billion in proceeds received from the New DBS Financing, as detailed and defined in Note 7.
(3)	This decrease primarily resulted from our Invidi Technologies Corporation investment, discussed below.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2024 and December 31, 2023, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

Current restricted cash and cash equivalents. As of September 30, 2024, “Current restricted cash and cash equivalents” on our Condensed Consolidated Balance Sheets includes $2.047 billion in proceeds received from the New DBS Financing, as detailed and defined in Note 7, which is required to be used for the redemption, repayment or repurchase of the principal balance and remaining interest outstanding on our 5 7/8% Senior Notes due November 15, 2024.

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

NagraStar L.L.C. We own a 50% interest in NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming. The three main technologies NagraStar provides to its customers are microchips, set-top box software and uplink computer systems. NagraStar also provides end-to-end platform security testing services.

Invidi Technologies Corporation. We own a 35% interest in Invidi Technologies Corporation (“Invidi”), an entity that provides proprietary software for the addressable advertising market. Invidi contracts with multichannel video programming distributers to include its software in their respective set-top boxes and DVRs in order to deliver targeted advertisements based on a variety of demographic attributes selected by the advertisers. Invidi has also developed a cloud-based solution for internet protocol-based platforms. During the three months ended June 30, 2024, Invidi impaired the goodwill on their financial statements and our portion of this impairment resulted in a $63 million loss in “Equity in earnings (losses) of affiliates” recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the nine months ended September 30, 2024.

We also hold investments that are not accounted for using the equity method of accounting, which are measured at fair value. Investments in equity securities without readily determinable fair values are accounted for at cost, less impairment and adjusted for observable price changes for identical or similar investments of the same issuer.

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$2,427,597	$434,221	$1,993,376	$—	$411,571	$358,545	$53,026	$—

Debt securities (including restricted):
Other	$—	$—	$—	$—	$397	$—	$397	$—
Total	$—	$—	$—	$—	$397	$—	$397	$—

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2024	2023	2024	2023

	(In thousands)
Gains (losses) related to early redemption of debt	$—	$755	$—	$804
Equity in earnings (losses) of affiliates	(3,345)	(891)	(68,257)	(1,656)
Other	75	201	122	243
Total	$(3,270)	$65	$(68,135)	$(609)

5.Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2024	2023

	(In thousands)
Finished goods	$170,904	$208,049
Work-in-process and service repairs	31,187	35,457
Raw materials	7,289	24,335
Total inventory	$209,380	$267,841

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	September 30,	December 31,
	(In Years)	2024	2023

		(In thousands)
Equipment leased to customers	2-5	$1,040,595	$1,175,734
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements	5	174,685	174,685
Furniture, fixtures, equipment and other	2-10	746,715	755,163
Software and computer equipment	2-5	1,225,577	1,197,632
Buildings and improvements	5-40	288,549	294,890
Land	-	12,007	12,505
Construction in progress	-	30,160	45,413
Total property and equipment		4,207,201	4,344,935
Accumulated depreciation		(3,554,314)	(3,536,870)
Property and equipment, net		$652,887	$808,065

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Equipment leased to customers	$38,489	$34,469	$110,062	$126,034
Satellites	20,073	20,073	60,219	60,219
Buildings, furniture, fixtures, equipment and other	5,426	6,259	14,887	18,994
Software and computer equipment	9,302	9,673	29,141	30,959
Total depreciation and amortization	$73,290	$70,474	$214,309	$236,206

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of September 30, 2024, our Pay-TV satellite fleet in service consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A

Under Construction:
EchoStar XXV (1)	2026	110	N/A

Leased from DISH Network (2):
EchoStar X	February 2006	110	February 2025
EchoStar XI	July 2008	110	February 2025
EchoStar XIV	March 2010	119	February 2025
EchoStar XVI	November 2012	61.5	January 2025
EchoStar XXIII	March 2017	110	Month to Month
Nimiq 5 (3)	September 2009	72.7	October 2025

Leased from Other Third-Party:
Anik F3	April 2007	118.7	April 2025

(1)	EchoStar XXV. On March 20, 2023, DISH Network entered into a contract with Maxar Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the continental United States (“CONUS”) and is intended to be used at the 110 degree orbital location. During the fourth quarter of 2023, DISH Network entered into an agreement with Space Exploration Technologies Corp (“SpaceX”) for launch services for this satellite, which is expected to be launched during 2026.
(2)	See Note 11 for further information on our Related Party Transactions.
(3)	Subsequent to September 30, 2024, we extended the Nimiq 5 lease with DISH Network and as a result, beginning in the fourth quarter of 2024, we will account for the Nimiq 5 lease as an operating lease.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.	Debt and Finance Lease Obligations

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2024 and December 31, 2023:

		As of
		September 30, 2024		December 31, 2023
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
Current:
5 7/8% Senior Notes due 2024	DDBS	$1,982,544	$1,978,559	$1,982,544	$1,872,275
Term Loan due 2025 (1)	DBS SubscriberCo	500,000	500,000	—	—
Long-Term:
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,718,660	2,000,000	1,388,060
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,536,875	2,750,000	2,366,073
7 3/8% Senior Notes due 2028	DDBS	1,000,000	729,150	1,000,000	600,160
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	2,200,000	2,500,000	2,013,125
5 1/8% Senior Notes due 2029	DDBS	1,500,000	981,000	1,500,000	774,600
Term Loan due 2029 (1)	DBS SubscriberCo	1,800,000	1,800,000	—	—
Mandatorily Redeemable Preferred Shares due 2029 (1) (2)	DBS SubscriberCo	200,000	200,000	—	—
Subtotal		14,232,544	12,644,244	11,732,544	9,014,293
Other notes payable		32,350	32,350	42,678	42,678
Unamortized deferred financing costs and other debt discounts, net		(161,218)	—	(26,812)	—
Finance lease obligations (3)		—	—	31,104	—
Total long-term debt, finance lease and other obligations (including current portion)		$14,103,676	$12,676,594	$11,779,514	$9,056,971

(1)	See “New DISH DBS Financing” below for further information.
(2)	Due to the mandatory redemption feature of this instrument, it is considered a debt instrument.
(3)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Recent Transactions

DISH DBS Exchange Offers

On September 30, 2024, we commenced offers to exchange (the “DISH DBS Exchange Offers”) any and all of our (a) 5 1/4% Senior Secured Notes due 2026 (the “Outstanding 2026 DBS Secured Notes”) for an equal principal amount of our new 5 1/4% First Lien Notes due 2026 (the “New 2026 DBS First Lien Notes”), (b) 5 3/4% Senior Secured Notes due 2028 (the “Outstanding 2028 DBS Secured Notes”) for an equal principal amount of our new 5 3/4 % First Lien Notes due 2028 (the “New 2028 DBS First Lien Notes”), (c) 7 3/4% Senior Notes due 2026 (the “Outstanding 2026 DBS Notes”) for an equal principal amount of our new 7 3/4% Second Lien Notes due 2026 (the “New 2026 DBS Second Lien Notes”), (d) 7 3/8% Senior Notes due 2028 (the “Outstanding 2028 DBS Notes”) for an equal principal amount of our new 7 3/8 % Second Lien Notes due 2028 (the “New 2028 DBS Second Lien Notes”) and (e) 5 1/8 % Senior Notes due 2029 (the “Outstanding 2029 DBS Notes” and, together with the Outstanding 2026 DBS Secured Notes, the Outstanding 2028 DBS Secured Notes, the Outstanding 2026 DBS Notes and the Outstanding 2028 DBS Notes, the “Outstanding DBS Notes”) for an equal principal amount of our new 5 1/8% Second Lien Notes due 2029 (the “New 2029 DBS Second Lien Notes” and, together with the New 2026 DBS First Lien Notes, the New 2028 DBS First Lien Notes, the New 2026 DBS Second Lien Notes and the New 2028 DBS Second Lien Notes, the “New DBS Notes”), in each case, pursuant to the terms described in a confidential exchange offering memorandum and consent solicitation statement, dated September 30, 2024 (“Original Exchange Offering Memorandum”). On October 28, 2024, we amended certain terms of the DISH DBS Exchange Offers pursuant to the terms described in Supplement No. 1, dated October 28, 2024 (the “Supplement” and together with the Original Exchange Offering Memorandum, the “Exchange Offering Memorandum”).

The DISH DBS Exchange Offers expired at 5:00 p.m., New York City time on November 12, 2024, and the DISH DBS Exchange Offers have been terminated due to the failure to satisfy the Minimum Series Exchange Condition and the Acquisition Consent Threshold Condition, each as defined in the Exchange Offering Memorandum.

New DISH DBS Financing

On September 29, 2024 (the “Financing Closing Date”), we and our subsidiary, DISH DBS Issuer LLC (“DBS SubscriberCo”), received $2.5 billion in financing from TPG Angelo Gordon and other co-lenders in the form of Term Loans and Mandatorily Redeemable Preferred Shares (each as defined below and together, the “New DISH DBS Financing”). Approximately $2.047 billion in proceeds received from the New DISH DBS Financing are included in “Current restricted cash and cash equivalents” on our Condensed Consolidated Balance Sheets and are required to be used for the redemption, repayment or repurchase of the principal balance and remaining interest outstanding on our 5 7/8% Senior Notes due November 15, 2024. If the DISH DBS Exchange Offers and the DIRECTV Transaction fails, the $2.5 billion in New DISH DBS Financing can be redeemed at our election with no prepayment penalty for 180 days.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Term Loans

On the Financing Closing Date, DBS SubscriberCo, Alter Domus (US) LLC, as Administrative Agent, and the lenders party thereto, entered into a Loan and Security Agreement (together with all the exhibits, annexes and schedules thereto, the “Loan and Security Agreement”), pursuant to which, among other things and subject to the terms and conditions set forth therein, the lenders agreed to extend credit to DBS SubscriberCo in an aggregate principal amount of up to $2.3 billion secured by the assets of DBS SubscriberCo, which includes approximately three million DISH TV subscribers and their related subscription and equipment agreements (such transactions, the “Loan Financing”). The Loan Financing consists of the following: (i) initial term loans in an aggregate principal amount of $1.8 billion that mature on June 30, 2029 (the “Term Loan due 2029”), (ii) incremental term loans in an aggregate principal amount of $500 million that are payable in equal monthly installments beginning in January 2025 and mature on September 30, 2025 (the “Term Loan due 2025”) and (iii) an additional amount of incremental term loans (the “Roll-up Incremental Term Loans” and, together with the Term Loan due 2029 and the Term Loan due 2025, the “Term Loans”). The Roll-up Incremental Term Loans may be incurred from time to time, subject to DBS SubscriberCo’s prior approval and pro forma compliance with a leverage ratio set forth in the Loan and Security Agreement, and mature on June 30, 2029.

The Roll-up Incremental Term Loans may be incurred in exchange for Outstanding DBS Notes in an aggregate principal amount equal to (i) the price at which certain lenders acquire such notes plus (ii)(A) in the case of Outstanding 2028 DBS Notes and Outstanding 2029 DBS Notes, 15% of the difference between the aggregate principal amount of such notes and the purchase price thereof, or (B) in the case of Outstanding 2026 DBS Notes, Outstanding 2026 DBS Secured Notes and Outstanding 2028 DBS Secured Notes, 20% of the difference between the aggregate principal amount of such notes and the purchase price thereof.

Interest on the Term Loans accrues and is payable monthly, generally in cash. The interest rate with respect to the Term Loan due 2029 is (i) from (and including) the Financing Closing Date and until (but excluding) the date that is twelve months thereafter, 10.75% per annum and (ii) from (and including) the date that is twelve months after the Financing Closing Date and until June 30, 2029, 11.25% per annum. The interest rate with respect to the Term Loan Due 2025 is 11.00% per annum. The interest rate with respect to the Roll-up Incremental Term Loans is (i) from (and including) the Financing Closing Date and until (but excluding) the date that is twelve months thereafter, 11.00% per annum and (ii) from (and including) the date that is twelve months after the Financing Closing Date and until the Maturity Date, 11.50% per annum.

The Loan and Security Agreement specifies a priority of payments for funds received by DBS SubscriberCo from subscriber payments and certain other revenue. Specifically, on each Transfer Date, as defined in the Loan and Security Agreement, payments will be made, as applicable to the Administrative Agent for certain administrative and other fees, to DBS SubscriberCo for reimbursement of certain operating costs, to a subsidiary of DISH Network as Manager under the Loan and Security Agreement and as Servicer for DBS SubscriberCo, and to an account used to collect and remit interest on the Term Loans, preferred distributions with respect to Preferred Membership interests (as defined below), and monthly principal payments on the Term Loan due 2025. After remitting those payments, through September 30, 2025 if DBS SubscriberCo is in compliance with the terms of the Loan and Security Agreement, it will have the ability to accumulate any excess collections, subject to the terms of the Loan and Security Agreement. At its election, any such excess collections can be distributed by DBS SubscriberCo to its parent via an intercompany loan. No later than September 30, 2025, all excess collections will be used to fund the payment of the Term Loans, the Mandatorily Redeemable Preferred Shares and the associated interest and preferred distributions. If DBS SubscriberCo is not in compliance with its covenants, the entity will lose the ability to accumulate any excess collections with those proceeds being utilized to satisfy the debt obligation and associated interest.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Mandatorily Redeemable Preferred Shares Due 2029

On the Financing Closing Date, DBS SubscriberCo, entered into an amended and restated limited liability company agreement (the “SubscriberCo LLCA”), pursuant to which, among other things, DBS SubscriberCo issued to certain investors (the “Preferred Members”) redeemable preferred equity interests (the “Preferred Membership Interests”) with an aggregate liquidation preference of $200 million (the “Mandatorily Redeemable Preferred Shares”). The Mandatorily Redeemable Preferred Shares mature on June 30, 2029. Due to the mandatory redemption feature of this instrument, it is considered a debt instrument and recorded in “Long-term debt, finance lease and other obligations, net of current portion” on our Condensed Consolidated Balance Sheets.

The Preferred Membership Interests have a preferential cumulative return that accumulates daily in arrears at a rate of: (a) from (and including) the Financing Closing Date and until (but excluding) the date that is 12 months thereafter, 13.25% per annum and (b) from (and including) the date that is 12 months after the Financing Closing Date and until June 30, 2029 (or the first business day thereafter), 13.75% per annum, payable in cash monthly and a liquidation preference equal to the issue price plus all accrued and unpaid dividends.

The Preferred Membership Interests are redeemable at DBS SubscriberCo’s option prior to the June 30, 2029 maturity date at a premium as described in the SubscriberCo LLCA. Upon the maturity date, DBS SubscriberCo is required to redeem all of the Preferred Membership Interests issued and outstanding at such time, and upon payment in full of the aggregate liquidation preference, all rights of the Preferred Members will terminate. The Preferred Members also have certain governance and economic rights set forth in the SubscriberCo LLCA.

DBS SubscriberCo Intercompany Loan (Eliminated in Consolidations at DISH DBS)

A portion of the net proceeds from the New DISH DBS Financing were used by DBS SubscriberCo to make an intercompany loan of $323 million to DISH DBS pursuant to a Loan, Guaranty and Security Agreement dated September 29, 2024 (the “DBS SubscriberCo Intercompany Loan”) between DBS SubscriberCo and DISH DBS as funding for general corporate purposes. The DBS SubscriberCo Intercompany Loan matures on June 30, 2029. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DBS SubscriberCo Intercompany Loan is (i) for the first twelve months following the effective date of September 29, 2024 at 11% per annum and (ii) thereafter at 11.50% per annum. The DBS SubscriberCo Intercompany Loan is secured by DISH DBS’s rights and interest receivable in respect to the Intercompany Loan – 2028 Tranche. As of September 30, 2024, the total DBS SubscriberCo Intercompany Loan amount outstanding plus interest paid in kind was $323 million.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.	Commitments and Contingencies

Commitments

Our commitments include certain obligations incurred by us on behalf of EchoStar’s Wireless segment. These obligations will be either paid directly by EchoStar or settled as part of our centralized cash management system with our parent, DISH Network.  See Note 3 for further information.

EchoStar’s Spectrum and 5G Network Deployment

EchoStar has invested a total of over $30 billion in wireless spectrum licenses. EchoStar’s wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. EchoStar plans to commercialize its wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (the “5G Network Deployment”). EchoStar currently expects capital expenditures, excluding capitalized interest, for its 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022, 2023 and the first nine months of 2024.

EchoStar may need to make significant additional investments or partner with others to, among other things, continue its 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as EchoStar continues its 5G Network Deployment, EchoStar has and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, EchoStar may need to raise additional capital, which may not be available on favorable terms. EchoStar may also determine that additional wireless spectrum licenses may be required for its 5G Network Deployment and to compete effectively with other wireless service providers.

In connection with the development of EchoStar’s wireless business, including, without limitation, the efforts described above, we have made cash distributions and the intercompany loans to partially finance these efforts to date and may make additional cash distributions or loans to finance, in whole or in part, EchoStar’s future efforts, including, among other things, any potential Northstar re-auction payment and SNR re-auction payment. There can be no assurance that EchoStar will be able to profitably deploy these wireless spectrum licenses.

See Note 10 “Commitments and Contingencies – 5G Network Deployment” in the Notes to EchoStar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 for further information.

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

In October and November 2021, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of certain asserted claims of the 784 patent, the 799 patent and the 970 patent. In November and December 2021, the United States Patent and Trademark Office granted review of the challenged claims of the 799 patent and the 970 patent, but denied review of the challenged claims of the 784 patent. On January 24, 2022, an examiner of the United States Patent and Trademark Office affirmed the challenged claims of the 799 patent, and on January 19, 2023, an examiner of the United States Patent and Trademark Office affirmed the challenged claims of the 970 patent.

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. On June 2, 2023, the Court entered its formal order granting judgment as a matter of law. On December 12, 2023, the Court denied ClearPlay’s motion to alter or amend the judgment. ClearPlay has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit and briefing should be completed by November 27, 2024.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Data Breach Class Actions

On May 9, 2023, Susan Owen-Brooks, an alleged customer, filed a putative class action complaint against DISH Network, our parent, in the United States District Court for the District of Colorado. She purports to represent a nationwide class of all individuals in the United States who allegedly had private information stolen as a result of the February 23, 2023 Cyber-security Incident (and a North Carolina statewide subclass of the same individuals). Since that filing, ten additional putative class action complaints have been filed in the United States District Court for the District of Colorado, purporting to represent the same nationwide class of people, and Owen-Brooks has filed an amended complaint. On August 2, 2023, the Court issued an order consolidating the first ten cases (the eleventh was dismissed) and, on November 16, 2023 and January 16, 2024, the plaintiffs filed consolidated amended class action complaints. On September 27, 2024, the Court granted DISH Network’s motion to dismiss the First Amended Consolidated Class Action Complaint as to eight of the eleven named plaintiffs and as to certain causes of action. On October 29, 2024, the Plaintiffs filed the operative Second Amended Consolidated Class Action Complaint, which deletes the allegations as to the dismissed plaintiffs and causes of action, leaving three named plaintiffs and causes of action for negligence, negligence per se, breach of implied contract, and declaratory judgment.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Entropic Communications, LLC (second action)

On February 10, 2023, Entropic filed a second lawsuit against DISH Network and our wholly-owned subsidiaries DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent No. 7,295,518 (the “518 patent”), entitled “Broadband network for coaxial cable using multi-carrier modulation”; U.S. Patent No. 7,594,249 (the “249 patent”), entitled “Network interface device and broadband local area network using coaxial cable”; U.S. Patent Nos. 7,889,759 (the “759 patent”), entitled “Broadband cable network utilizing common bit-loading”; U.S. Patent No. 8,085,802 (the “802 Patent”), entitled “Multimedia over coaxial cable access protocol”; U.S. Patent No. 9,838,213 (the “213 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 10,432,422 (the “422 patent”), entitled “Parameterized quality of service architecture in a network”; U.S. Patent No. 8,631,450 (the “450 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,621,539 (the “539 patent”), entitled “Physical layer transmitter for use in a broadband local area network”; U.S. Patent No. 8,320,566 (the “0,566 patent”), entitled “Method and apparatus for performing constellation scrambling in a multimedia home network”; U.S. Patent No. 10,257,566 (the “7,566 patent”), entitled “Broadband local area network”; U.S. Patent No. 8,228,910 (the “910 Patent”), entitled “Aggregating network packets for transmission to a destination mode”; and U.S. Patent No. 8,363,681 (the “681 patent”), entitled “Method and apparatus for using ranging measurements in a multimedia home network.” Generally, the patents relate to Multimedia over Coax Alliance standards and the manner in which we provide a whole-home DVR network over an on-premises coaxial cable network. Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV. On September 7, 2023, the Court granted the motion of DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation to dismiss the claims arising from the 7,566 patent and the 910 patent on the grounds that they claimed in eligible subject matter. In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the ’0,566 patent, and the ’681 patent. In July and August 2024, the United States Patent and Trademark Office agreed to institute proceedings on the petitions challenging the 249 patent and the 518 patent, but denied institution on the remaining petitions.

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

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against DISH Network, DISH Network’s Board of Directors, and DISH Network’s Retirement Plan Committee alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds. On February 1, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the complaint be granted, and on March 27, 2023, the district court judge granted the motion. As permitted by the Court’s order, the plaintiffs filed an amended complaint on April 10, 2023, which is limited to allegations regarding the alleged underperformance of the Fidelity Freedom Funds. On November 7, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the amended complaint be denied as to the duty to prudently monitor fund performance, but be granted as to the duty of loyalty and, on November 27, 2023, the district court judge entered an order adopting the recommendation. On March 1, 2024, by stipulation, the plaintiffs dismissed their claims against the Board of Directors and the Retirement Plan Committee, leaving DISH Network as the sole defendant. On April 30, 2024, pursuant to the parties’ stipulation, the Court certified the proposed plaintiff class. On October 30, 2024, pursuant to the parties’ stipulation, the Court stayed the litigation pending a mediation.

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

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and on August 23, 2024, that Court vacated the exceptionality finding and remanded for further consideration of the issue. On October 23, 2024, DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. filed a petition with the United States Court of Appeals for the Federal Circuit seeking rehearing en banc.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

SafeCast Limited

On June 27, 2022, SafeCast Limited filed a complaint against DISH Network in the United States District Court for the Western District of Texas. The complaint alleges that DISH Network infringes U.S. Patent No. 9,392,302, entitled “System for providing improved facilities in time-shifted broadcasts” (the “302 patent”). On the same day, it brought complaints in the same court asserting infringement of the same patent against AT&T, Google, HBO, NBCUniversal, Paramount and Verizon. On October 24, 2022, in response to the parties’ joint motion, the Court ordered the case against DISH Network transferred to the United States District Court for the District of Colorado. On December 1, 2022, SafeCast filed an amended complaint naming our wholly-owned subsidiaries DISH Network L.L.C. and DISH Technologies L.L.C. as defendants and withdrawing the allegations as to DISH Network. The plaintiff is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent, and on June 26, 2024, the United States Patent and Trademark Office agreed to institute proceedings on that petition. On August 28, 2023, the Court stayed the case pending resolution of the petition. On October 3, 2024, in connection with a third party’s petition citing different prior art, the United States Patent and Trademark Office invalidated all claims asserted against DISH Network L.L.C. and DISH Technologies L.L.C. but that decision remains subject to a potential appeal.

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

On April 20, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of one of the asserted claims of the 213 patent, and reexamination was ordered on June 16, 2022. On January 18, 2023, they filed another petition requesting ex parte reexamination of the validity of the four additional asserted claims of the 213 patent, and reexamination was ordered on April 17, 2023. On November 13, 2023, the United States Patent and Trademark Office confirmed the patentability of the claim challenged in our first petition. On October 17, 2024, the Court ordered that the stay of the case, which had been entered for the pendency of the petitions before the United States Patent and Trademark Office, would remain in place pending the outcome of Sound View’s appeal in a parallel action against Hulu.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. TQ Delta filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings. On April 13, 2021, the Court lifted the stay, and the case is proceeding on the 243 patent and the 158 patent. On April 23 and April 26, 2021, the United States Patent and Trademark Office issued orders granting requests for ex parte reexamination of, respectively, the 243 patent and the 158 patent, but on July 27, 2023 and October 11, 2023, respectively, the United States Patent and Trademark Office confirmed the challenged claims of the 243 patent and the 158 patent. In a proposed supplemental report, TQ Delta’s damages expert contends that TQ Delta is entitled to $251 million in damages.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. Sling TV L.L.C. appealed that decision to the United States Court of Appeals for the Federal Circuit, and on February 2, 2022, the Federal Circuit vacated the final written decision and remanded to the United States Patent and Trademark Office to reconsider its ruling. On remand, on September 7, 2022, the United States Patent and Trademark Office issued a revised final written decision finding all challenged claims of the 273 patent invalid. Uniloc filed a notice of appeal of that revised final written decision to the United States Court of Appeals for the Federal Circuit, and on September 4, 2024, that court affirmed the United States Patent and Trademark Office’s invalidity finding.

On January 5, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 005 patent. On January 19, 2021, the United States Patent and Trademark Office issued a final written decision invalidating all challenged claims of the 609 patent (and a second final written decision invalidating all challenged claims of the 609 patent based on a third party’s petition). Uniloc did not appeal those decisions. Thus, the sole remaining asserted patent is the 118 patent.

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

U.S. Bank Trust Company

On April 26, 2024, U.S. Bank Trust Company, in its capacity as Trustee under the Indentures for DISH DBS Corporation’s 5.75% Senior Secured Notes due 2028 and 7.75% Senior Notes due 2026, filed an action in state court in New York City against DISH DBS Corporation, DISH Network L.L.C., EchoStar Intercompany Receivable Company L.L.C., DISH DBS Issuer LLC, and DBS Intercompany Receivable L.L.C. In its complaint, the Trustee contends that certain intracompany asset transfers in January 2024 breached the Indentures for those Notes, and that the transfers were intentional and constructive fraudulent transfers under the Colorado Uniform Fraudulent Transfer Act. The Trustee seeks a declaratory judgment that DISH DBS Corporation breached the Indentures and that an Event of Default occurred under the DBS Indentures. It further asks the Court to unwind certain intracompany asset transfers and to award damages. On May 13, 2024, the defendants removed the case to the United States District Court for the Southern District of New York and, on June 28, 2024, filed a motion to dismiss the complaint. Rather than opposing the motion, on July 18, 2024, the Trustee filed an amended complaint, which added a new declaratory judgment claim challenging certain intercompany advances. The defendants filed a renewed motion to dismiss the amended complaint on August 15, 2024.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Vermont National Telephone Company

On September 23, 2016, the United States District Court for the District of Columbia unsealed a qui tam complaint that, on May 13, 2015, Vermont National Telephone Company (“Vermont National”) filed against DISH Network; DISH Network’s wholly-owned subsidiaries, American AWS-3 Wireless I L.L.C., American II, American III, and DISH Wireless Holding L.L.C.; Charles W. Ergen (DISH Network’s Chairman) and Cantey M. Ergen (a member of DISH Network’s Board of Directors, at that time); Northstar Wireless; Northstar Spectrum; Northstar Manager, LLC; SNR Wireless; SNR HoldCo; SNR Wireless Management, LLC; and certain other parties. The complaint alleges violations of the federal civil False Claims Act (the “FCA”) based on, among other things, allegations that Northstar Wireless and SNR Wireless falsely claimed bidding credits of 25% in the AWS-3 Auction when they were allegedly under the de facto control of DISH Network and, therefore, were not entitled to the bidding credits as designated entities under applicable FCC rules. Vermont National participated in the AWS-3 Auction through its wholly-owned subsidiary, VTel Wireless. The complaint was unsealed after the United States Department of Justice notified the District Court that it had declined to intervene in the action. Vermont National seeks to recover on behalf of the United States government approximately $10 billion, which reflects the $3.3 billion in bidding credits that Northstar Wireless and SNR Wireless claimed in the AWS-3 Auction, trebled under the FCA. Vermont National also seeks civil penalties of not less than $5,500 and not more than $11,000 for each violation of the FCA. On March 2, 2017, the United States District Court for the District of Columbia entered a stay of the litigation until such time as the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) issued its opinion in SNR Wireless LicenseCo, LLC, et al. v. F.C.C. The D.C. Circuit issued its opinion on August 29, 2017 and remanded the matter to the FCC for further proceedings.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

9.	Disaggregation of Revenue

The revenue from customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Category:	2024	2023	2024	2023

	(In thousands)
Pay-TV subscriber and related revenue	$2,590,379	$2,761,678	$7,922,880	$8,541,867
Pay-TV equipment sales and other revenue	11,423	21,709	45,417	139,090
Total	$2,601,802	$2,783,387	$7,968,297	$8,680,957

10.	Revenue Recognition

Contract Balances

Our valuation and qualifying accounts as of September 30, 2024 were as follows:

For the Nine Months Ended
September 30, 2024
(In thousands)
Balance at beginning of period	$34,884
Current period provision for expected credit losses	53,747
Write-offs charged against allowance	(38,781)
Balance at end of period	$49,850

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of
	September 30,	December 31,
	2024	2023

	(In thousands)
Contract liabilities	$392,484	$427,319

Our beginning of period contract liability recorded as customer contract revenue during 2024 was $424 million.

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

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Balance at beginning of period	$158,695	$198,454	$175,685	$230,146
Additions	21,007	20,923	55,391	57,317
Amortization expense	(23,289)	(30,309)	(74,663)	(98,395)
Balance at end of period	$156,413	$189,068	$156,413	$189,068

11.	Related Party Transactions

Related Party Transactions with DISH Network, our parent, and EchoStar, our ultimate parent.

The following table summarizes our notes receivable balances with DISH Network:

	As of September 30, 2024
Notes Receivable - DISH Network	Principal	Interest	Total

	(In thousands)
Intercompany Loan - DISH Network - 2028 Tranche	$2,844,401	$56,888	$2,901,289
Q2 2024 Notes Receivable - DISH Network (1)	1,550,005	—	1,550,005
Q3 2024 Notes Receivable - DISH Network (1)	484,483	—	484,483
Total Notes Receivable - DISH Network	$4,878,889	$56,888	$4,935,777

(1)	Interest is recorded monthly as paid in kind.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Intercompany Loan – DISH Network”

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

During the three months ended September 30, 2024 and 2023, we recorded $42 million and $110 million, respectively, of “Interest income” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the nine months ended September 30, 2024 and 2023, we recorded $136 million and $331 million, respectively, of “Interest income” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2024 and December 31, 2023, “Notes Receivable – DISH Network” on our Condensed Consolidated Balance Sheets related to the Intercompany Loan – 2028 Tranche was $2.844 billion and $7.496 billion, respectively, including interest paid in kind, respectively. In addition, as of September 30, 2024 and December 31, 2023, “Interest receivable – DISH Network” on our Condensed Consolidated Balance Sheets was $57 million which must be paid in cash and $37 million ($18 million which was paid in cash and $19 million which was paid in kind), respectively.

“Q2 2024 Notes Receivable – DISH Network”

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

As a result, in June 2024, we and DISH Network entered into an intercompany loan (the “Q2 2024 Notes Receivable – DISH Network”) with an initial principal amount of $1.508 billion. The Q2 2024 Notes Receivable – DISH Network matures on August 13, 2028. Interest accrues and is payable monthly and interest payments shall be payable “in kind” and shall be added to the principal amount of the loan on each interest payment date. The interest rate with respect to the Q2 2024 Notes Receivable – DISH Network is at a variable rate subject to adjustments based on, among other things, the weighted average cost of borrowing. During the three and nine months ended September 30, 2024, we recorded $26 million and $47 million, respectively, of “Interest income” related to the above on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2024, the total Q2 2024 Notes Receivable – DISH Network amount outstanding plus interest paid in kind was $1.550 billion. This is recorded in “Notes Receivable – DISH Network, including interest” on our Condensed Consolidated Balance Sheets.

“Q3 2024 Notes Receivable – DISH Network”

During the three months ended September 30, 2024, we and DISH Network entered into an intercompany loan (the “Q3 2024 Notes Receivable – DISH Network”) with an initial principal amount of $481 million. The Q3 2024 Notes Receivable – DISH Network matures on November 13, 2028. Interest accrues and is payable monthly and interest payments shall be payable “in kind” and shall be added to the principal amount of the loan on each interest payment date. The interest rate with respect to the Q3 2024 Notes Receivable – DISH Network is at a variable rate subject to adjustments based on, among other things, the weighted average cost of borrowing. During each of the three and nine months ended September 30, 2024, we recorded $5 million of “Interest income” related to the above on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2024, the total Q3 2024 Notes Receivable – DISH Network amount outstanding plus interest paid in kind was $484 million. This is recorded in “Notes Receivable – DISH Network, including interest” on our Condensed Consolidated Balance Sheets.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Cost of services”

During each of the three months ended September 30, 2024 and 2023, we incurred expenses of $52 million for satellite capacity leased from DISH Network, and telemetry, tracking and control (“TT&C”) and other professional services provided to us by DISH Network. During the nine months ended September 30, 2024 and 2023, we incurred expenses of $156 million and $154 million, respectively, for satellite capacity leased from DISH Network, and telemetry, tracking and control (“TT&C”) and other professional services provided to us by DISH Network. DISH Network is a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

Satellite Capacity Leased from DISH Network. We lease satellite capacity on satellites owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. See “Satellites” in Note 6 for further information. The term of each lease is set forth below:

●	EchoStar X, XI, XIV and XVI. We lease all available capacity on the EchoStar X, XI, XIV and XVI satellites from a wholly-owned subsidiary of DISH Network. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life..

●	EchoStar XXIII. On March 1, 2023, we began leasing certain capacity on the EchoStar XXIII satellite from a wholly-owned subsidiary of DISH Network on a month to month basis.

●	Nimiq 5. DISH Network has a 15-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location with the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. We are receiving transponder service on all 32 of the DBS transponders on this satellite from DISH Network via a lease and have exercised our option to renew for a one-year period through September 2024. As discussed in Note 6, “Property and Equipment,” the Nimiq 5 satellite lease is accounted for as a finance lease. Expenses related to this lease are recorded in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During each of the three months ended September 30, 2024 and 2023, we recorded $9 million of “Depreciation and amortization” expense and less than $1 million and $1 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5. During each of the nine months ended September 30, 2024 and 2023, we recorded $26 million of “Depreciation and amortization” expense and $1 million and $4 million of “Interest expense, net of amounts capitalized,” respectively, related to Nimiq 5. Subsequent to September 30, 2024, we extended the Nimiq 5 lease with DISH Network and as a result, beginning in the fourth quarter of 2024, we will account for the Nimiq 5 lease as an operating lease.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TT&C Agreement. We receive TT&C services from a wholly-owned subsidiary of EchoStar for certain satellites (the “TT&C Agreement”). In February 2018, we amended the TT&C Agreement to, among other things, extend the term for one-year with four automatic one-year renewal periods. The fees for services provided under the TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which vary depending on the nature of the services provided. We and EchoStar are able to terminate the TT&C Agreement for any reason upon 12 months’ notice.

“Selling, general and administrative expenses”

During the three months ended September 30, 2024 and 2023, we incurred $8 million and $3 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. During the nine months ended September 30, 2024 and 2023, we incurred $18 million and $7 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Agreements

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to our parent’s broadband, wireless and other operations. During the three months ended September 30, 2024 and 2023, the pass through costs associated with these services were $33 million and $31 million, respectively. During the nine months ended September 30, 2024 and 2023, the pass through costs associated with these services were $102 million and $97 million, respectively.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$7,596	$8,972	$24,723	$28,012

	As of
	September 30,	December 31,
	2024	2023

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$5,095	$9,821
Commitments to NagraStar	$1,798	$1,727

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

Overview

Recent Developments

DIRECTV Transaction

On September 29, 2024, EchoStar and DIRECTV Holdings, LLC (“DTV”), entered into an Equity Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, DTV agreed to acquire from EchoStar all of its issued and outstanding equity interests of DISH DBS Corporation (“DISH DBS”), which operates its Pay-TV business (the “Business” and such acquisition of the Business the “DIRECTV Transaction”). Prior to the closing of the DIRECTV Transaction (the “DIRECTV Closing”), EchoStar will complete the Pre-Closing Restructuring, as defined in the Purchase Agreement, and the Pre-Closing Reorganization, as defined in the Purchase Agreement, following which, among other things, DISH DBS will hold all of the properties, rights, assets and liabilities primarily related to the Business, except for certain excluded assets and excluded liabilities.

During the period between signing of the Purchase Agreement and the DIRECTV Closing, DISH DBS and its subsidiaries are not permitted to declare or pay dividends or otherwise cause or permit any leakage (which includes, among other things, cash payments and certain other value transfers by DISH DBS and its subsidiaries, on the one hand, to EchoStar, DISH Network or certain other related persons, on the other hand), other than (i) certain permitted cash transfers prior to September 30, 2025 in an aggregate amount not to exceed the permitted cash transfer cap set forth in the Purchase Agreement, and (ii) certain permitted tax sharing payments, in each case, on terms and conditions as set forth in the Purchase Agreement. The permitted cash transfer cap is initially equal to $1.52 billion, calculated in accordance with the Purchase Agreement, (“Permitted Transfer Cap”) and is subject to certain adjustments set forth in the Purchase Agreement, including transaction expenses and certain accrued interest adjustments and adjustments tied to certain key performance indicators.

As set forth in the Reorganization Plan, immediately prior to the DIRECTV Closing, DISH DBS will distribute the Intercompany Loan – 2028 Tranche, defined below (see Note 11 in the Notes to our Condensed Consolidated Financial Statements) to our seller subsidiary. At the DIRECTV Closing, our seller subsidiary will sell and transfer to DTV all of the issued and outstanding equity interests of DISH DBS in exchange for a total cash purchase price of $1.00 plus the assumption of net debt of DISH DBS and its subsidiaries that is outstanding as of the DIRECTV Closing. Additionally, effective with the DIRECTV Closing, certain other intercompany amounts between DISH DBS and DISH Network (in addition to the Intercompany Loan – 2028 Tranche) will be subject to cancellation.

As of September 30, 2024, the balance of the DISH DBS intercompany receivables for the Intercompany Loan – 2028 Tranche and other intercompany amounts totaled $4.606 billion, not including Permitted Transfer Cap receivables of up to $1.52 billion and certain other amounts of residual capital remaining based on performance. Upon the completion of the DIRECTV Transaction, DISH DBS will become a direct and wholly-owned subsidiary of DTV.

Completion of the DIRECTV Transaction is subject to satisfaction or waiver of closing conditions set forth in the Purchase Agreement, including, but not limited to, the receipt of governmental approvals and the success of the DISH DBS Exchange Offers, as detailed and defined in Note 7 in the Notes to our Condensed Consolidated Financial Statements. The DISH DBS Exchange Offers expired at 5:00 p.m., New York City time on November 12, 2024, and the DISH DBS Exchange Offers have been terminated due to the failure to satisfy the Minimum Series Exchange Condition and the Acquisition Consent Threshold Condition, each as defined in the Exchange Offering Memorandum (as defined below). Pursuant to the terms of the Purchase Agreement, DIRECTV may terminate the Purchase Agreement by November 22, 2024 due to the failure to consummate the DISH DBS Exchange Offers by November 12, 2024 or the failure to satisfy the Acquisition Consent Threshold Condition.

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

On January 10, 2024, we, in our capacity as “Lender” under the terms of the Loan and Security Agreement related to the Intercompany Loan between DISH Network and us, have consummated the assignment pursuant to such terms, without any modification or amendment thereto, of our receivable in respect to the first tranche which matures on December 1, 2026 (“2026 Tranche”) of $4.7 billion (the “Intercompany Loan – 2026 Tranche”) to DBS Intercompany Receivable L.L.C.  DBS Intercompany Receivable L.L.C. has subsequently assigned its rights as lender thereunder to EchoStar Intercompany Receivable Company L.L.C., our ultimate parent, EchoStar’s direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable L.L.C. As of September 30, 2024, our remaining intercompany receivable (the “Intercompany Loan – 2028 Tranche”) amount outstanding plus interest paid in kind was $2.844 billion, not including accrued interest receivable of $57 million which must be paid to us in cash.

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

We have made cash distributions and the intercompany loans to partially finance the development of EchoStar’s 5G Network Deployment, including, but not limited to, the purchase of wireless spectrum licenses and the retail wireless business to date, and we may make additional funds available to EchoStar in the form of cash distributions or loans to finance, in whole or in part, EchoStar’s future efforts. These factors, including, but not limited to, debt maturities, continuing investment in our business, financing acquisitions and other strategic transactions, may require us to raise additional capital in the future which may not be available on favorable terms, or at all.

Economic Environment

During 2023 and the first nine months of 2024, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

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

Debt Issuances and Maturity

Our 5 7/8% Senior Notes due 2024 with remaining balance of approximately $1.983 billion mature on November 15, 2024. We expect to fund this obligation from our current restricted cash and cash equivalents balances on hand.

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

As of the date of filing of this Quarterly Report on Form 10-Q, we were in compliance with the covenants and restrictions related to our respective long-term debt recorded on our Condensed Consolidated Balance Sheets as of September 30, 2024.

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

Pay-TV

We offer Pay-TV services under the DISH brand and the SLING brand. As of September 30, 2024, we had 8.031 million Pay-TV subscribers in the United States, including 5.888 million DISH TV subscribers and 2.143 million SLING TV subscribers. We promote our Pay-TV services by providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, SLING Latino and SLING Freestream video programming services.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,590,379	$2,761,678	$(171,299)	(6.2)
Equipment sales and other revenue	11,423	21,709	(10,286)	(47.4)
Total revenue	2,601,802	2,783,387	(181,585)	(6.5)

Costs and Expenses:
Cost of services	1,675,206	1,749,627	(74,421)	(4.3)
% of Service revenue	64.7%	63.4%
Cost of sales - equipment and other	18,157	24,881	(6,724)	(27.0)
Selling, general and administrative expenses	273,792	356,125	(82,333)	(23.1)
% of Total revenue	10.5%	12.8%
Depreciation and amortization	73,290	70,474	2,816	4.0
Total costs and expenses	2,040,445	2,201,107	(160,662)	(7.3)

Operating income (loss)	561,357	582,280	(20,923)	(3.6)

Other Income (Expense):
Interest income	79,312	112,715	(33,403)	(29.6)
Interest expense, net of amounts capitalized	(184,543)	(184,407)	(136)	(0.1)
Other, net	(3,270)	65	(3,335)	*
Total other income (expense)	(108,501)	(71,627)	(36,874)	(51.5)

Income (loss) before income taxes	452,856	510,653	(57,797)	(11.3)
Income tax (provision) benefit, net	(113,029)	(121,899)	8,870	7.3
Effective tax rate	25.0%	23.9%
Net income (loss)	$339,827	$388,754	$(48,927)	(12.6)

Other Data:
Pay-TV subscribers, as of period end (in millions)	8.031	8.840	(0.809)	(9.2)
DISH TV subscribers, as of period end (in millions)	5.888	6.720	(0.832)	(12.4)
SLING TV subscribers, as of period end (in millions)	2.143	2.120	0.023	1.1
Pay-TV subscriber additions (losses), net (in millions)	(0.043)	(0.064)	0.021	32.8
DISH TV subscriber additions (losses), net (in millions)	(0.188)	(0.181)	(0.007)	(3.9)
SLING TV subscriber additions (losses), net (in millions)	0.145	0.117	0.028	23.9
Pay-TV ARPU	$108.88	$105.25	$3.63	3.4
DISH TV subscriber additions, gross (in millions)	0.075	0.142	(0.067)	(47.2)
DISH TV churn rate	1.47%	1.58%	(0.11)%	(7.0)
DISH TV SAC	$985	$1,065	$(80)	(7.5)
Purchases of property and equipment	$20,567	$37,314	$(16,747)	(44.9)
EBITDA	$631,377	$652,819	$(21,442)	(3.3)
OIBDA	$634,647	$652,754	$(18,107)	(2.8)

* Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 188,000 net DISH TV subscribers during the three months ended September 30, 2024 compared to the loss of approximately 181,000 net DISH TV subscribers during the same period in 2023. This increase in net DISH TV subscriber losses primarily resulted from lower gross new DISH TV subscriber activations, partially offset by a lower DISH TV churn rate.

SLING TV subscribers. We added approximately 145,000 net SLING TV subscribers during the three months ended September 30, 2024 compared to the addition of approximately 117,000 net SLING TV subscribers during the same period in 2023. The change in net SLING TV subscribers was primarily related to higher SLING TV subscriber activations and lower SLING TV subscriber disconnects in 2024 due to our emphasis on acquiring higher quality subscribers. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the three months ended September 30, 2024, we activated approximately 75,000 gross new DISH TV subscribers compared to approximately 142,000 gross new DISH TV subscribers during the same period in 2023, a decrease of 47.2%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended September 30, 2024 was 1.47% compared to 1.58% for the same period in 2023. Our DISH TV churn rate for the three months ended September 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $2.590 billion for the three months ended September 30, 2024, a decrease of $171 million or 6.2% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $108.88 during the three months ended September 30, 2024 versus $105.25 during the same period in 2023. The $3.63 or 3.4% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2023.

Cost of services. “Cost of services” totaled $1.675 billion during the three months ended September 30, 2024, a decrease of $74 million or 4.3% compared to the same period in 2023. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended September 30, 2024 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 64.7% and 63.4% of “Service revenue” during the three months ended September 30, 2024 and 2023, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $274 million during the three months ended September 30, 2024, an $82 million or 23.1% decrease compared to the same period in 2023. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

DISH TV SAC. DISH TV SAC was $985 during the three months ended September 30, 2024 compared to $1,065 during the same period in 2023, a decrease of $80 or 7.5%. This change was primarily attributable to a decrease in advertising costs per subscriber and a higher percentage of remanufactured receivers being activated on new subscriber accounts, partially offset by higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the three months ended September 30, 2024 and 2023, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $6 million and $16 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Interest income. “Interest income” totaled $79 million during the three months ended September 30, 2024, a decrease of $33 million compared to the same period in 2023. This decrease was primarily related to the reduction in interest income associated with our Intercompany Loan to DISH Network. On January 10, 2024, $4.7 billion of this receivable was transferred to EchoStar, our ultimate parent. This change was partially offset by the increase in interest income associated with the additional intercompany loans to DISH Network. See Note 11 in the Notes to our Condensed Consolidated Financial Statements for further information.

Income tax (provision) benefit, net. Our income tax provision was $113 million during the three months ended September 30, 2024, compared to a provision of $122 million during the same period in 2023. This change was primarily related to a decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$7,922,880	$8,541,867	$(618,987)	(7.2)
Equipment sales and other revenue	45,417	139,090	(93,673)	(67.3)
Total revenue	7,968,297	8,680,957	(712,660)	(8.2)

Costs and Expenses:
Cost of services	5,049,403	5,388,456	(339,053)	(6.3)
% of Service revenue	63.7%	63.1%
Cost of sales - equipment and other	48,963	64,619	(15,656)	(24.2)
Selling, general and administrative expenses	821,486	1,072,027	(250,541)	(23.4)
% of Total revenue	10.3%	12.3%
Depreciation and amortization	214,309	236,206	(21,897)	(9.3)
Total costs and expenses	6,134,161	6,761,308	(627,147)	(9.3)

Operating income (loss)	1,834,136	1,919,649	(85,513)	(4.5)

Other Income (Expense):
Interest income	210,678	344,505	(133,827)	(38.8)
Interest expense, net of amounts capitalized	(554,184)	(567,718)	13,534	2.4
Other, net	(68,135)	(609)	(67,526)	*
Total other income (expense)	(411,641)	(223,822)	(187,819)	(83.9)

Income (loss) before income taxes	1,422,495	1,695,827	(273,332)	(16.1)
Income tax (provision) benefit, net	(366,203)	(416,152)	49,949	12.0
Effective tax rate	25.7%	24.5%
Net income (loss)	$1,056,292	$1,279,675	$(223,383)	(17.5)

Other Data:
Pay-TV subscribers, as of period end (in millions)	8.031	8.840	(0.809)	(9.2)
DISH TV subscribers, as of period end (in millions)	5.888	6.720	(0.832)	(12.4)
SLING TV subscribers, as of period end (in millions)	2.143	2.120	0.023	1.1
Pay-TV subscriber additions (losses), net (in millions)	(0.495)	(0.910)	0.415	45.6
DISH TV subscriber additions (losses), net (in millions)	(0.583)	(0.696)	0.113	16.2
SLING TV subscriber additions (losses), net (in millions)	0.088	(0.214)	0.302	*
Pay-TV ARPU	$108.21	$103.98	$4.23	4.1
DISH TV subscriber additions, gross (in millions)	0.230	0.375	(0.145)	(38.7)
DISH TV churn rate	1.46%	1.69%	(0.23)%	(13.6)
DISH TV SAC	$993	$1,095	$(102)	(9.3)
Purchases of property and equipment	$65,153	$98,728	$(33,575)	(34.0)
EBITDA	$1,980,310	$2,155,246	$(174,936)	(8.1)
OIBDA	$2,048,445	$2,155,855	$(107,410)	(5.0)

* Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 583,000 net DISH TV subscribers during the nine months ended September 30, 2024 compared to the loss of approximately 696,000 net DISH TV subscribers during the same period in 2023. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We added approximately 88,000 net SLING TV subscribers during the nine months ended September 30, 2024 compared to the loss of approximately 214,000 net SLING TV subscribers during the same period in 2023. The change in net SLING TV subscribers was primarily related to lower SLING TV subscriber disconnects in 2024 due to our emphasis on acquiring higher quality subscribers, partially offset by lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the nine months ended September 30, 2024, we activated approximately 230,000 gross new DISH TV subscribers compared to approximately 375,000 gross new DISH TV subscribers during the same period in 2023, a decrease of 38.7%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand, shifting consumer behavior and lower marketing expenditures, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the nine months ended September 30, 2024 was 1.46% compared to 1.69% for the same period in 2023. Our DISH TV churn rate for the nine months ended September 30, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts. In addition, our DISH TV churn rate for the nine months ended September 30, 2023 was briefly elevated due to the cyber-security incident in the first quarter of 2023.

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

Service revenue. “Service revenue” totaled $7.923 billion for the nine months ended September 30, 2024, a decrease of $619 million or 7.2% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $45 million for the nine months ended September 30, 2024, a decrease of $94 million compared to the same period in 2023. The decrease in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products during the second quarter of 2023.

Pay-TV ARPU. Pay-TV ARPU was $108.21 during the nine months ended September 30, 2024 versus $103.98 during the same period in 2023. The $4.23 or 4.1% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2023.

Cost of services. “Cost of services” totaled $5.049 billion during the nine months ended September 30, 2024, a decrease of $339 million or 6.3% compared to the same period in 2023. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and lower variable and retention costs per subscriber, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the nine months ended September 30, 2024 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber during the nine months ended September 30, 2023 were negatively impacted by approximately $30 million in cyber-security-related expenses to remediate the incident and provide additional customer support. “Cost of services” represented 63.7% and 63.1% of “Service revenue” during the nine months ended September 30, 2024 and 2023, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $821 million during the nine months ended September 30, 2024, a $251 million or 23.4% decrease compared to the same period in 2023. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $214 million during the nine months ended September 30, 2024, a $22 million or 9.3% decrease compared to the same period in 2023. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers.

DISH TV SAC. DISH TV SAC was $993 during the nine months ended September 30, 2024 compared to $1,095 during the same period in 2023, a decrease of $102 or 9.3%. This change was primarily attributable to a decrease in advertising costs per subscriber and a higher percentage of remanufactured receivers being activated on new subscriber accounts, partially offset by higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the nine months ended September 30, 2024 and 2023, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $19 million and $43 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

Interest income. “Interest income” totaled $211 million during the nine months ended September 30, 2024, a decrease of $134 million compared to the same period in 2023. This decrease was primarily related to the reduction in interest income associated with our Intercompany Loan to DISH Network. On January 10, 2024, $4.7 billion of this receivable was transferred to EchoStar, our ultimate parent. This change was partially offset by the increase in interest income associated with the additional intercompany loans to DISH Network. See Note 11 in the Notes to our Condensed Consolidated Financial Statements for further information.

Other, net. “Other, net” expense totaled $68 million during the nine months ended September 30, 2024, an increase of $68 million compared to the same period in 2023. The nine months ended September 30, 2024 was negatively impacted by a $70 million loss in equity in earnings from our Invidi investment, including $63 million from our portion of Invidi’s goodwill impairment.

Income tax (provision) benefit, net. Our income tax provision was $366 million during the nine months ended September 30, 2024, compared to a provision of $416 million during the same period in 2023. This change was primarily related to a decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Net income (loss)	$339,827	$388,754	$1,056,292	$1,279,675
Interest, net	105,231	71,692	343,506	223,213
Income tax provision (benefit), net	113,029	121,899	366,203	416,152
Depreciation and amortization	73,290	70,474	214,309	236,206
EBITDA	$631,377	$652,819	$1,980,310	$2,155,246

The changes in EBITDA during the three and nine months ended September 30, 2024, compared to the same periods in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses, as well as the impact from changes in “Other, net” during the three and nine months ended September 30, 2024.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Operating income (loss)	$561,357	$582,280	$1,834,136	$1,919,649
Depreciation and amortization	73,290	70,474	214,309	236,206
OIBDA	$634,647	$652,754	$2,048,445	$2,155,855

The changes in OIBDA during the three and nine months ended September 30, 2024, compared to the same periods in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

The summarized balance sheet information for the combined obligor group of our registered senior notes is presented in the table below.

	As of
	September 30,	December 31,
	2024	2023

	(In thousands)
Current assets	$1,746,060	$2,337,400
Noncurrent assets	6,396,043	9,256,110
Current liabilities	4,408,232	4,435,452
Noncurrent liabilities	10,576,209	10,294,282
Due from non-guarantors	548,971	589,361
Due from related parties	4,935,718	7,945,151
Due to non-guarantors	330,274	—
Due to related parties	36,816	55,392

The summarized results of operations information for the combined obligor group of our registered senior notes is presented in the table below.

For the Nine Months Ended
September 30, 2024
(In thousands)
Total revenues	$3,590,788
Operating income	574,152
Net income	120,253
Operating expenses to related parties	203,352
Other income from related parties	189,560

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

Risks Relating to the DIRECTV Transaction

Termination of the Purchase Agreement or failure to otherwise complete the DIRECTV Transaction could have a material adverse impact on our business, financial condition and results of operations.

Termination of the Purchase Agreement or any failure to otherwise complete the DIRECTV Transaction may result in various adverse consequences, including:

●	our not being able to realize the anticipated benefits of the DIRECTV Transaction;
●	our business being materially adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the DIRECTV Transaction, without realizing any of the anticipated benefits of completing the DIRECTV Transaction; and
●	negative reactions from the financial markets, respective customers and other stakeholders possibly related to the above.

If any of the foregoing consequences were to occur as a result of termination of the Purchase Agreement, it could have a material adverse impact on our business, financial condition and results of operations.

The timing of the completion of the DIRECTV Transaction is not certain, and is subject to certain conditions, some of which we cannot control, which could result in the DIRECTV Transaction not being completed or being completed later than we expect, which could have a material adverse impact on our costs and revenues or otherwise reducing the anticipated benefits of the DIRECTV Transaction.

Pursuant to the Purchase Agreement, the completion of the DIRECTV Transaction is subject to certain closing conditions, including, for example, the satisfaction of certain antitrust and other regulatory approvals and the successful exchange of DISH DBS Notes, none of which have been satisfied, and the absence of legal restraints prohibiting the completion of the DIRECTV Transaction. Governmental agencies may not approve the DIRECTV Transaction or may impose conditions to any such approval or require changes to the terms of the DIRECTV Transaction. Any such conditions or changes could have the effect of delaying completion of the DIRECTV Transaction, imposing costs on or limiting our revenues or otherwise reducing the anticipated benefits of the DIRECTV Transaction. Furthermore, under the Purchase Agreement, each party’s obligation to consummate the DIRECTV Transaction is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Purchase Agreement, including, with respect to us, certain covenants regarding the operation of our business prior to completion of the DIRECTV Transaction. As a result of these conditions, we cannot provide assurance that the DIRECTV Transaction will be completed on the terms or timeline currently contemplated, or at all. If such conditions are not fulfilled by the Outside Date or, if for any other reason, the DIRECTV Transaction is not completed on or prior to the Outside Date (as defined in the Purchase Agreement), the Purchase Agreement may be terminated and the DIRECTV Transaction may not be completed.

There is no assurance that we will be able to obtain the required governmental and regulatory approvals to complete the DIRECTV Transaction, which, if delayed or not granted, is likely to delay or jeopardize the DIRECTV Transaction.

The DIRECTV Transaction is conditioned on the expiration or termination of the applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, approval from the U.S. Federal Communications Commission (“FCC”) and possibly the consent of certain other merger control authorities and other governmental entities as set forth in the Purchase Agreement (collectively, “Regulatory Approval”). These governmental and regulatory agencies have broad discretion in administering the applicable governing regulations. As a condition to their approval of the transactions contemplated by the Purchase Agreement, those agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business. The required approvals may not be obtained or the required conditions to the DIRECTV Transaction may not be satisfied, or, even if the required approvals are obtained and the conditions to the completion of the DIRECTV Transaction are satisfied, the terms, conditions and timing of such approvals are uncertain. Any delay in completing the DIRECTV Transaction could have a material adverse impact on our business, financial condition and results of operations.

The DIRECTV Transaction is conditioned on the consummation of a pre-closing reorganization, which requires the completion of transfers of certain assets and liabilities between us and certain of our affiliates, which transfers may require consents from or approval of third parties.

The Purchase Agreement is conditioned, among other things, upon the consummation of a pre-closing reorganization, which requires, among other things, that certain contracts and other assets, rights and liabilities are to be transferred between DISH DBS and certain of its affiliates in connection with the DIRECTV Transaction, as further described in the Purchase Agreement. The transfer of certain of these contracts and other assets, rights and liabilities may require consents or approvals of third parties or provide other rights to third parties.

Some parties may use consent requirements or other rights to terminate contracts or obtain more favorable contractual terms from us, which, for example, could take the form of price increases for services or assets that we require, forcing us and/or our affiliates to either expend additional resources in order to obtain the services or assets previously provided under the contracts or to make arrangements with new third parties. If we do not obtain required consents or approvals, the DIRECTV Transaction may not be completed, or, if completed, we may not be reflective of the currently intended DIRECTV Transaction and we may be required to seek alternative arrangements, which may not come on a timely basis or at all, or be more costly and/or of lower quality.

The termination, modification, replacement or replication of these contracts or permits or the failure to timely complete the transfer or assignment of these contracts could have a material adverse impact on our business, financial condition and results of operations and on the prospects for completion of the DIRECTV Transaction.

We have and continue to incur substantial transaction-related costs in connection with the DIRECTV Transaction. If the DIRECTV Transaction does not occur, we will not benefit from these transaction related costs.

We have incurred and will continue to incur a number of non-recurring costs associated with the completion of the DIRECTV Transaction and the satisfaction of the related closing conditions, which could be substantial. Nonrecurring transaction costs may include, but are not limited to, fees paid to legal, financial, consulting, investment banking and accounting advisors and costs incurred in connection with obtaining required consents or approvals from governmental authorities or contract counterparties. Such costs may be material and could have a material adverse impact on our business, financial condition and results of operations. Furthermore, if the DIRECTV Transaction does not occur in a timely manner or at all, we may not be able to derive any benefit from such costs.

The announcement and pendency of the DIRECTV Transaction could have a material adverse impact on our business, financial condition and results of operations.

The announcement and pendency of the DIRECTV Transaction could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with respective existing and future customers, suppliers, vendors and employees, which could have a material adverse impact on our business, financial condition and results of operations, regardless of whether the DIRECTV Transaction is completed. In particular, we could potentially lose customers, suppliers or vendors, and new contracts with any of these third parties could be delayed, increased or decreased, and we may lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the DIRECTV Transaction.

Additionally, uncertainty about the completion and effect of the DIRECTV Transaction on our business, financial condition and results of operations may impair our ability to attract, retain and motivate personnel until the DIRECTV Transaction is completed. Employee retention may be particularly challenging during the pendency of the DIRECTV Transaction, as employees may feel uncertain about their future roles within each company after the completion of the DIRECTV Transaction. If such employees depart because of issues relating to the uncertainty relating to the DIRECTV Transaction or a desire not to continue to be employees of ours or DTV after the completion of the DIRECTV Transaction, this could have a material adverse impact on our business, financial condition and results of operations.

In addition, we have expended, and continue to expend, significant management resources in an effort to complete the DIRECTV Transaction, which are being diverted from our day-to-day operations and future growth plans. In addition, the failure to complete the DIRECTV Transaction may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, customers and other partners in the business community.

The Purchase Agreement subjects us to restrictions on our business activities prior to the completion of the DIRECTV Transaction.

The Purchase Agreement subjects us and our subsidiaries to restrictions on our business activities prior to the completion of the DIRECTV Transaction. The Purchase Agreement obligates us generally to, among other things, operate our Pay-TV business in the ordinary course until the completion of the DIRECTV Transaction and to use our commercially reasonable efforts to preserve a substantially intact business organizations, operations and goodwill of the business and maintain in all material respects commercial relationships.

These restrictions on our business activities may adversely affect our ability to execute certain business strategies outside of the ordinary course of business, including paying dividends or making distributions, pursuing attractive business opportunities, making certain investments or acquisitions, hiring or terminating certain employees, selling, leasing, or licensing material real property, settling litigation matters, entering into certain material contracts, selling assets, engaging in capital expenditures, incurring indebtedness or making changes to its business. Such limitations could have a material adverse impact on our business, financial condition and results of operations prior to the completion of the DIRECTV Transaction.

The risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the DIRECTV Transaction. For additional information, see the complete set of terms and conditions of the DIRECTV Transaction included in the Purchase Agreement.

The Purchase Agreement also obligates us to, among other things, incur certain costs, make substantial investments in the Pay-TV business and take other actions, that absent the Purchase Agreement, we may or may not have taken. Absent certain exemptions in the Purchase Agreement, we are obligated to take such actions regardless if the DIRECTV Transaction is completed. These actions may be different than the historical manner in which we ran the business.

As a holding company, we are dependent on the operations and funds of our subsidiaries.

We are a holding company with no business operations of our own. Our only significant assets are the outstanding equity interests in our subsidiaries. As a result, we rely on cash flows from subsidiaries to meet our obligations, including to service any of our debt obligations. On September 30, 2024, we announced a sale of our Pay-TV business, from which we derive a substantial portion of our cash flow. With the sale of that business, and the interim operating covenants that restrict our access to that cash, we will be required to, among other things, sell our Pay-TV business and transfer at least $400 million of cash (subject to certain upward adjustments) to DTV upon closing of the DIRECTV Transaction and we are prevented from declaring any dividend or otherwise permitting any leakage in excess of $1.520 billion (subject to certain adjustments set forth in the Purchase Agreement, including transaction expenses and certain accrued interest adjustments and adjustments tied to certain key performance indicators) between the signing and closing of the DIRECTV Transaction.

As a result, our ability to fund our Wireless business will be limited to by our cash flow from operations and ability to generate capital from our other businesses.

Item 6.EXHIBITS

(a)	Exhibits.

2.1*

Equity Purchase Agreement, dated September 29, 2024, by and between EchoStar Corporation and DirecTV Holdings, LLC (incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K of EchoStar Corporation filed September 30, 2024).

10.1*

Loan and Security Agreement, dated September 29, 2024, by and among DISH DBS Issuer LLC, as borrower, Alter Domus (US) LLC, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K of EchoStar Corporation filed September 30, 2024).

22◻	List of Subsidiary Guarantors

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended September 30, 2024, filed on November 14, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104◻	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

◻Filed herewith.

*Incorporated by reference.

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

Date:  November 14, 2024