Form 10-K
period 2024-12-31
DISH DBS CORP
filed 2025-03-19
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2024 was $0.

As of March 19, 2025, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.

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

SUMMARY OF RISK FACTORS

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.
●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.
●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.
●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.
●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

i

●	We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.
●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.
●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.
●	The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.
●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.
●	Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we have made and may continue to make funds available to DISH Network in the form of cash distributions or loans in connection with the development of DISH Network’s wireless business.
●	Our Senior Secured Notes (defined herein) are subordinated to our existing unsecured notes and certain future unsecured notes with respect to certain realizations under the Intercompany Loan (defined herein) and any collateral pledged as security therefor.
●	We may need additional capital, which may not be available on favorable terms or at all, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.

ii

●	Our ultimate parent, EchoStar, is controlled by one principal stockholder who is also our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

iii

PART I

Item 1. BUSINESS

Brief Description of our Business

DISH DBS is a holding company that was organized in 1996 as a corporation under the laws of the State of Colorado. Its subsidiaries, together with DISH DBS Corporation, are referred to as “DISH DBS,” “DDBS,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context. DISH DBS is an indirect, wholly-owned subsidiary of DISH Network, which is a wholly-owned subsidiary of EchoStar Corporation (“EchoStar”), a publicly traded company listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SATS.” Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000. We refer readers of this report to EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2024. Our subsidiaries operate one business segment.

Merger with EchoStar

On December 31, 2023, EchoStar completed the acquisition of DISH Network pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023 (the “Amended Merger Agreement”), by and among EchoStar, EAV Corp., a Nevada corporation and its wholly owned subsidiary (“Merger Sub”), and DISH Network, our parent, pursuant to which EchoStar acquired DISH Network by means of the merger of Merger Sub with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as EchoStar’s wholly owned subsidiary. For further information, refer to the Consolidated Financial Statements and notes thereto included in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Developments

DIRECTV Transaction

On September 29, 2024, EchoStar and DIRECTV Holdings, LLC (“DTV”) entered into an Equity Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, DTV agreed to acquire from EchoStar all of the issued and outstanding equity interests of DISH DBS, which operates its Pay-TV business.

Following written notice from DTV received on November 20, 2024, DTV terminated the Purchase Agreement effective at 11:59 pm ET on November 22, 2024 pursuant to Section 7.01(a)(iv) of the Purchase Agreement because the DISH DBS Exchange Offers (as defined in Note 8 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K) were not consummated by the Exchange Offer Settlement Date (as defined in the Purchase Agreement). No termination fee or other payment was due from either party to the other as a result of the termination of the Purchase Agreement.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations and certain other assets utilized in our operations (“DISH TV”).

We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of December 31, 2024, we had 7.778 million Pay-TV subscribers in the United States, including 5.686 million DISH TV subscribers and 2.092 million SLING TV subscribers.

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

●	Products with the Best Technology. We offer a wide selection of local and national HD programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper® whole-home HD DVR), multiple tuner receivers, video on demand and external hard drives. We offer several SLING TV services, including SLING Orange (our single-stream SLING domestic service), SLING Blue (our multi-stream SLING domestic service), International, Latino and Freestream, among others, as well as add-on extras, direct to consumer services, pay-per-view events and a cloud-based DVR service.

●	Outstanding Customer Service. We strive to provide outstanding customer service by, among other things, improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they arise.

●	Great Value. We have historically been viewed as the low-cost provider in the pay-TV industry in the United States. However, today with DISH TV, we are focused on a message of Service, Value and Technology. We also offer a differentiated customer experience with our award-winning Hopper® platform that integrates voice control, access to apps including Netflix, Prime Video and YouTube and the ability to watch live, recorded and On Demand content anywhere with the DISH Anywhere mobile application. As another example, our SLING Orange service and our SLING Blue service are two of the lowest priced live-linear online streaming services in the industry.

WEBSITE ACCESS

We voluntarily file with the SEC and are not subject to the informational requirements of Section 13(a) or 15(d) of the Exchange Act.  Our SEC filings may be accessed free of charge through the website of our ultimate parent, EchoStar, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The address of that website is https://ir.echostar.com/.

Item 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. If any of the following events occur or evolve in a way different than expected, our business, financial condition, or results of operations could be materially and adversely affected.

Competition and Economic Risks

We face intense and increasing competition from providers of video, broadband and/or wireless services, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

Our Pay-TV business faces substantial competition from established pay-TV providers and broadband service providers and increasing competition from companies providing/facilitating the delivery of video content via the Internet to computers, televisions and other streaming and mobile devices, including, but not limited to, wireless service providers. In recent years, the traditional pay-TV industry has matured, and industry consolidation and convergence have created competitors with greater scale and multiple product/service offerings. Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services. Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including, but not limited to, competition from piracy-based video offerings. These developments, among others, have contributed to intense and increasing competition, which we expect to continue.

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

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services and may exacerbate the risks described herein. Such providers may be able to, among other things, utilize their increased leverage over third-party content owners and programmers to withhold online rights from us and reduce the price they pay for programming at the expense of other MVPDs, including us; underutilize key orbital spectrum resources that could be more efficiently used by us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings. See “Item 7. Management’s Narrative Analysis of Results of Operations – Trends – Programming” in this Annual Report on Form 10-K for further information.

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

The cost of programming represents the largest percentage of our overall Pay-TV costs. Certain of our competitors own directly, partner with and/or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective or existing subscribers. Unlike our larger cable and satellite competitors, some of which also provide internet or broadband based pay-TV services, we have not made significant investments in programming providers. In addition, certain programmers have begun offering a greater amount of their content on a direct-to-consumer basis, including, but not limited to, exclusive and non-exclusive content. As a result, it may be more difficult for us to obtain access to such programming networks on nondiscriminatory and fair terms, or at all. See “Item 1. Business – Government Regulations – FCC Regulations Applicable to Our Operations – Cable Act and Program Access” in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2024 for further information.

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

In addition, many network operators that provide consumers with broadband service also provide these consumers with video programming, and these network operators may have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. These risks may be exacerbated to the extent network operators are able to provide preferential treatment to their data, including, for example, by offering wireless subscribers access to owned or preferred video content over the Internet without counting against a subscriber’s monthly data caps, which may give an unfair advantage to the network operator’s own or partners video content.

We cannot predict with any certainty the impact to our business that may result from changes in how network operators handle and charge for access to data that travels across their networks.

Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

Our ability to grow or maintain our business may be adversely affected by economic weakness and uncertainty, which could result in the following:

●	Fewer subscriber activations and increased subscriber churn rate. We could face fewer subscriber activations and increased subscriber churn rate due to, among other things: (i) certain economic factors that impact consumers, including, among others, inflation, rising interest rates, a potential downturn in the housing market in the United States (including a decline in housing starts) and higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of independent third-party retailers, who generate a meaningful percentage of our gross new DISH TV subscriber activations, because many of them are small businesses that are more susceptible to the negative effects of economic weakness. In particular, our DISH TV churn rate may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to economic weakness.

●	Higher subscriber acquisition and retention costs. Our profits may be adversely affected by increased subscriber acquisition and retention costs necessary to attract and retain high-quality subscribers during a period of economic weakness.

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

In order to grow and remain competitive, we will need to adapt to changes in available technology, including, but not limited to, artificial intelligence and machine learning, enhance our existing service offerings and introduce new offerings to meet our current and potential subscribers’ changing service demands. Adopting new and sophisticated technologies may result in implementation issues, such as scheduling and supplier delays, unexpected or increased costs, technological constraints, regulatory permitting issues, actual or perceived subscriber dissatisfaction and other issues that could cause delays in launching new technological capabilities, which in turn could result in significant costs or reduce the anticipated benefits of the upgrades. If our new services fail to retain or gain acceptance in the marketplace or if costs associated with these services are higher than anticipated, this could have a material adverse effect on our operating results.

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

We may incur increased costs to acquire new subscribers and retain existing subscribers to some or all of our Pay-TV business. For example, with respect to our Pay-TV business, our gross new DISH TV subscriber activations, net DISH TV subscriber additions, and DISH TV churn rate continue to be negatively impacted by stricter subscriber acquisition and retention policies for our DISH TV subscribers including, but not limited to, higher quality subscribers. Retention costs with respect to our DISH TV services may be driven higher by, among other things, increased upgrades of existing subscribers’ equipment.

Although we expect to continue to incur expenses, such as providing retention credits and other subscriber acquisition and retention expenses to attract and retain subscribers, there can be no assurance that our efforts will generate new subscribers or result in a lower churn rate. Our subscriber acquisition costs and our subscriber retention costs can vary significantly from period to period and can cause material variability to our net income (loss). Any material increase in subscriber acquisition or retention costs from current levels could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, increases in programming costs cause us to increase the rates that we charge our Pay-TV subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect service. Therefore, we may be unable to pass increased programming costs on to our subscribers, which could have a material adverse effect on our business, financial condition and results of operations.

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

We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations and DISH TV churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future. As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

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

Extreme weather has the potential to directly damage our facilities and other infrastructure and/or disrupt our ability to operate our business, and could potentially disrupt suppliers’ ability to, among other things, provide the products and services we require to support our operations. Any such disruption could interrupt service for our customers, increase our costs and have a negative effect on our operating results and financial condition. The potential physical effects of extreme weather, such as storms, floods, fires, freezing conditions, sea-level rise and other adverse weather events could negatively affect our operations and infrastructure and, as a result, our financial results. Operational impacts resulting from extreme weather, such as, among other things, damage to our infrastructure, could result in increased costs and loss of revenue. We could be required to incur significant costs to improve the resiliency of our infrastructure and otherwise prepare for, respond to and mitigate such weather events. It is impossible to accurately predict the materiality of any potential losses or costs associated with extreme weather.

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

Technology in the pay-TV industry changes rapidly as new technologies are developed, which could cause our products and services to become obsolete. We and our suppliers may not be able to keep pace with technological developments. Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services, to upgrade existing products and services on a timely basis, and to reduce costs of our existing products and services. We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner. The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment. The success of new product and service development depends on many factors, including among others, the following:

●	the difficulties and delays in the development, production, timely completion, testing and marketing of products and services;
●	the cost of the products and services;
●	the proper identification of subscriber needs and subscriber acceptance of products and services;
●	the development of, approval of and compliance with industry standards;
●	the amount of resources we must devote to the development of new technologies; and
●	the ability to differentiate our products and services and compete with other companies in the same markets.

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

If our products and services are not competitive or perceived as not competitive, our business could suffer and our financial performance could be negatively impacted. Our products and services may also experience quality problems, including, but not limited to, outages and service slowdowns, from time to time. If the quality of our products and services does not meet our subscribers’ expectations, then our business, and ultimately our reputation, could be negatively impacted.

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

While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively or at all, which could materially impair our ability to timely deliver our products to our subscribers or operate our business. Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could require us to make substantial additional investments or find alternative arrangements.

We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

While we offer products and services through direct sales channels, a meaningful percentage of our total gross new subscriber activations are generated through independent third parties such as small retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies. Most of our independent third-party retailers are not exclusive to us and some of our independent third-party retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors. Furthermore, most of these independent third-party retailers are significantly smaller than we are and may be more susceptible to economic weaknesses that make it more difficult for them to operate profitably. From time to time, we may adjust the economic terms of agreements with our independent third-party retailers to, among other things, further align our interests with theirs. It may be difficult to better align our interests with our independent third-party retailers because of their capital and liquidity constraints. In addition, any changes we may make may not result in the intended benefits on an acceptable timeline or at all and, as a result, negatively affect our operating results. Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

Risks Related to our Human Capital

We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

We believe that our future success depends to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman, and certain other key executives. The loss of Mr. Ergen or certain other key executives, the ability to effectively provide for the succession of our senior management or the ability of Mr. Ergen or such other key executives to devote sufficient time and effort to our business could have a material adverse effect on our business, financial condition and results of operations. Although some of our key executives may have agreements relating to their equity compensation that limit their ability to work for or consult with competitors, we generally do not have employment agreements with them.

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

Satellite operators are required to enter into international spectrum coordination agreements with other affected satellite operators and must be approved by the relevant governments. If a required agreement cannot be negotiated, we may have to operate the applicable satellite(s) in a manner that does not cause harmful radio frequency interference with the affected satellite. If we cannot do so, we may have to cease operating such satellite(s) at the affected orbital locations.

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

We are, and may become, subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, intellectual property disputes. Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. See “Item 1. Business – Patents and Other Intellectual Property” in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2024 for further information. We may not be aware of all intellectual property rights that our services or the products used in connection with our services may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office either publishes the application or issues a patent (whichever arises first). Therefore, it is difficult to evaluate the extent to which our services or the products used in connection with our services may infringe claims contained in pending patent applications. Furthermore, it is sometimes not possible to determine definitively whether a claim of infringement is valid.

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

We are subject to persistent cybersecurity threats to our networks and systems. Although we take protective measures designed to secure our information technology systems and endeavor to modify such protective measures as circumstances warrant, our information technology hardware and software infrastructure and communications systems, or those of third parties that we use in our operations, may be vulnerable to a variety of interruptions, including, without limitation, natural disasters, terrorist attacks, telecommunications failures, cyber-attacks and other malicious activities such as unauthorized access, physical or electronic break-ins, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could disrupt or harm our business. The protective measures we take may not be sufficient for all eventualities and may themselves be vulnerable to hacking, malfeasance, system error, or other irregularities. For example, certain parties may attempt to fraudulently induce employees or subscribers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems.

In addition, cybersecurity threat actors are increasingly sophisticated through various techniques that involve social engineering and/or misrepresentation. Techniques used in cyberattacks to obtain unauthorized access to, disable or sabotage information technology systems are increasingly diverse and sophisticated, including as a result of emerging technologies, such as artificial intelligence and machine learning. Data breaches and other cybersecurity events have become increasingly commonplace, including as a result of the intensification of state-sponsored cyberattacks during periods of geopolitical conflict. Various events described above have occurred in the past and may occur in the future. Although impacts of past events have been immaterial, the impacts of such events in the future may be material, including, but not limited to, increase in our DISH TV churn rate, reduce new subscriber activations and reputational harm which could increase or accelerate any of the above risks.

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

In addition to our efforts to, among other things, mitigate the risk of cyber-attacks and improve our products and services, we are making significant investments to assure that our products are resistant to compromise. As a result of these efforts, we could discover new vulnerabilities within our products and systems that would be undesirable for our users and customers. We have discovered and remediated, and may discover new vulnerabilities due to the scale of activities on our platforms, and may not be able to mitigate or fix such vulnerabilities on acceptable timeframes or at all, due to other factors, including, but not limited to, issues outside of our control such as natural disasters/climate change such as sea level rise, drought, flooding, wildfires, increased storm severity, power loss, and we may be notified of such vulnerabilities via third parties. Any of the foregoing developments may, among other things, negatively affect user and customer trust, harm our reputation and brands and adversely affect our business and financial results.

Any such developments may also subject us to litigation and regulatory inquiries, which could result in monetary penalties and damages, distract management’s time and attention and lead to enhanced regulatory oversight.

Acquisition and Capital Structure Risks

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2024, our total debt, finance lease and other obligations (including current portion) outstanding, including the debt of our subsidiaries, was $12.147 billion. Our debt levels could have significant consequences, including, but not limited to;

●	making it more difficult to satisfy our obligations;
●	a dilutive effect on our future earnings;
●	increasing our vulnerability to general adverse economic conditions, including, but not limited to, changes in interest rates;
●	requiring us to devote a substantial portion of our cash to make interest and principal payments on our debt, thereby reducing the amount of cash available for other purposes. As a result, we would have limited financial and operating flexibility to changing economic and competitive conditions;
●	limiting our ability to raise additional debt because it may be more difficult for us to obtain debt financing on attractive terms or at all; and
●	placing us at a disadvantage compared to our competitors that are less leveraged or can borrow funds at a lower interest rate.

In addition, we may incur additional debt in the future. The terms of the indentures relating to our senior notes and senior secured notes permit us to incur additional debt. If new debt is added to our current debt levels, the risks we now face could intensify.

Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we have made and may continue to make funds available to DISH Network in the form of cash distributions or loans in connection with the development of DISH Network’s wireless business.

Our parent, DISH Network, initially invested a total of over $30 billion to acquire certain wireless spectrum licenses. See Note 13 in the Notes to the Consolidated Financial Statements in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2024 for detailed information regarding these licenses, including certain interim and final build-out requirements, as well as certain renewal requirements.

DISH Network may need to make significant additional investments or partner with others to, among other things, continue the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (“5G Network Deployment”) and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as DISH Network continues its 5G Network Deployment, DISH Network has and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. DISH Network may also determine that additional wireless spectrum licenses may be required for its 5G Network Deployment, which will enhance its ability to compete effectively with other wireless service providers.

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

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing business. To pursue acquisitions and other strategic transactions, we may need to raise additional capital in the future, which may not be available on favorable terms or at all. In addition, we make cash distributions or loans to DISH Network to finance acquisitions or investments that will not be part of our business.

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

We may need additional capital, which may not be available on favorable terms or at all, to fund current obligations, continue investing in our business and to finance acquisitions and other strategic transactions.

Adverse changes in the credit markets including, but not limited to, rising interest rates and macro-economic conditions, could increase our borrowing costs and/or make it more difficult for us to obtain financing for our operations or for us to refinance existing indebtedness on favorable terms.

Continued or prolonged higher interest rates could increase our cost of capital and require us to devote a higher percentage of our cash flow to interest payments, which could have a material adverse effect on our financial results.

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

Covenants in our and our subsidiaries’ Indentures restrict our business in many ways.

There are restrictive covenants in our and our subsidiaries’ Indentures that restrict us and our subsidiaries (as applicable), under certain circumstances, from taking certain actions such as, among other things:

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

Our ability to, among other things, recapitalize, incur additional debt, secure existing or future debt or take a number of other actions may be limited by the terms of our Indentures, business and tax considerations and legal restrictions, including, but not limited to, repurchasing indebtedness or paying dividends and could have the effect of diminishing our ability to make payments on our outstanding Indebtedness when due.

Risks Related to the Regulation of Our Business

Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

If the FCC were to cancel, revoke, suspend, restrict, significantly condition, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses that we may file from time to time, it could have a material adverse effect on our business, financial condition and results of operations. As an example, a loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of DISH TV offerings available to our subscribers. The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum. In addition, Congress and other Administrative and Regulatory agencies often consider and enact legislation that affects us and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing. We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

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

These laws and regulations are subject to the administrative and political process and do change from time to time. We may be affected by changes to government leadership and policy changes resulting from new leaders. We have been subject to such changes in the past and may be subject to such changes in the future and those changes may negatively impact us including, but not limited to, the addition of new regulations, the modification or rescission of past regulations which may be favorable and the increase or decrease of government programs which us or our subscribers may be recipients. Our business could suffer a material adverse impact if laws and regulations change and we are not able to adapt to these changes efficiently.

Additionally, we are subject to emerging and evolving regulatory requirements and frameworks regarding environmental, social and governance matters, including, but not limited to, potential new or revised disclosure rules proposed by the SEC and recently enacted or proposed legislation in jurisdictions such as California. The ultimate scope of these regulations may change as they are finalized, and they may not be uniform across jurisdictions. Meeting these obligations may require significant investments of time, capital and personnel.

If our internal controls are not effective, our business, EchoStar’s stock price and investor confidence in our financial results may be adversely affected.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2024. We depend on our third-party vendors’ internal controls and rely on these controls when evaluating the effectiveness of our internal controls. If in the future we are unable to report that our internal control over financial reporting is effective, investors, subscribers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business.

Risks Related to Ownership

Our ultimate parent, EchoStar, is controlled by one principal stockholder who is also our Chairman.

Charles W. Ergen, our, DISH Network and EchoStar’s Chairman, beneficially owns approximately 51.7% of EchoStar’s total equity securities (assuming conversion of the Class B common stock beneficially owned by Mr. Ergen into Class A common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days) and beneficially owns approximately 90.6% of the total voting power of all classes of EchoStar’s shares (assuming no conversion of any Class B common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days).  Through his beneficial ownership of EchoStar’s equity securities, Mr. Ergen has the ability to elect a majority of EchoStar’s directors and to control all other matters requiring the approval of its stockholders.  As a result of Mr. Ergen’s voting power, EchoStar is a “controlled company” as defined in the NASDAQ listing rules and, therefore, is not subject to NASDAQ requirements that would otherwise require EchoStar to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of EchoStar’s executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; (iv) a compensation committee charter which provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and/or (v) director nominees selected, or recommended for EchoStar’s Board of Directors selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

General Risks

Sociopolitical volatility and polarization may adversely affect our business operations and reputation.

The current sociopolitical environment is characterized by deep complexity, volatility and polarization on various social and political issues. The increasing intersection of technology and politics has led to rapid and unpredictable shifts in public sentiment. Social media and digital platforms have amplified the voices of various stakeholders, creating the potential for swift change in public opinion and stronger reactions to corporate actions. As a company that sells products and services across the nation to millions of customers, these dynamics increase the risk of negative government and customer reactions, including, but not limited to, potential reputational damage, boycotts and shifts in consumer behavior that could adversely affect our brand, sales and profitability. Our ability to respond effectively, sensitively and authentically to the expectations and concerns of our customers, employees and other stakeholders is key to mitigating these risks. If we are unable to manage these challenges effectively, there may be adverse impacts to our business, reputation, financial condition and operating results.

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

We have an enterprise-wide information security program designed to identify, protect against, detect, respond to and recover from cybersecurity risks, threats and events. Our cyber risk management system contributes significantly to the overall resilience and integrity of our business by, among other things, integrating the risk identification process in all major company initiatives and deployment processes, implementing a unified approach to managing both digital and traditional business risks, making continuous improvements and regularly reporting to management and EchoStar’s Board of Directors as a whole to ensure accountability.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We and certain third parties conduct regular reviews and tests of our information security program and also leverage, among other things, audits, tabletop exercises, penetration and vulnerability testing, cybersecurity maturity assessments, simulations and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. In addition, we evaluate third-party risks and perform third-party risk management to assess, identify and mitigate risks from third parties such as vendors, suppliers and other business partners.

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

We anticipate that we will continue to evaluate and address as needed our cybersecurity risk management, policies, structure, strategies and governance to meet our needs.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. As of March 19, 2025, all 1,015 issued and outstanding shares of our common stock were held by DOC. There is currently no established trading market for our common stock.

Item 6. [Reserved]

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of our results of operations together with the audited consolidated financial statements and notes to our financial statements included elsewhere in this Annual Report on Form 10-K. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under the caption “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we expressly disclaim any obligation to update any forward-looking statements.

Overview

Recent Developments

DIRECTV Transaction

On September 29, 2024, EchoStar and DTV entered into the Purchase Agreement. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, DTV agreed to acquire from EchoStar all of the issued and outstanding equity interests of DISH DBS, which operates our Pay-TV business.

Following written notice from DTV received on November 20, 2024, DTV terminated the Purchase Agreement effective at 11:59 pm ET on November 22, 2024 pursuant to Section 7.01(a)(iv) of the Purchase Agreement because the DISH DBS Exchange Offers were not consummated by the Exchange Offer Settlement Date (as defined in the Purchase Agreement). No termination fee or other payment was due from either party to the other as a result of the termination of the Purchase Agreement.

Financing Transactions

During the third quarter of 2024, we completed our issuance of $2.5 billion of New DISH DBS Financing (defined in Note 8 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K), which included $2.047 billion of funds used for the redemption of our 5 7/8% Senior Notes due November 15, 2024.

Other Developments

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

On January 10, 2024, we, in our capacity as “Lender” under the terms of the Loan and Security Agreement related to the Intercompany Loan between DISH Network and us, have consummated the assignment pursuant to such terms, without any modification or amendment thereto, of our receivable in respect to the first tranche which matures on December 1, 2026 (“2026 Tranche”) of $4.7 billion (the “Intercompany Loan – 2026 Tranche”) to DBS Intercompany Receivable L.L.C.  DBS Intercompany Receivable L.L.C. has subsequently assigned its rights as lender thereunder to EchoStar Intercompany Receivable Company L.L.C., our ultimate parent, EchoStar’s direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable L.L.C. As of December 31, 2024, our remaining intercompany receivable (the “Intercompany Loan – 2028 Tranche”) amount outstanding plus interest paid in kind was $2.844 billion, not including accrued interest receivable of $14 million which must be paid to us in cash.

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

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments and debt service requirements for the next twelve months from cash generated from operations, existing restricted and unrestricted cash, cash equivalents and marketable investment securities balances and cash generated through raising additional capital. We do not currently have cash, marketable investment securities balances and/or projected future cash flows to fully fund our 2026 debt maturities. We will need to refinance or restructure all or a portion of such obligations prior to maturity.

Our capital expenditures vary depending on, among other things, the number of satellites leased or under construction at any point in time and could increase materially as a result of increased competition, significant satellite failures or economic weakness and uncertainty. Our DISH TV subscriber base has been declining and there can be no assurance that our DISH TV subscriber base will not continue to decline and that the pace of such decline will not accelerate. In the event that our DISH TV subscriber base continues to decline, it will have a material adverse long-term effect on our cash flow.

Volatility in the financial markets has made it more difficult at times for issuers of high-yield indebtedness, such as us, to access capital markets at favorable terms or at all. These developments may have a significant effect on our cost of financing and our liquidity position.

We have made cash distributions and intercompany loans to partially finance the development of DISH Network’s 5G Network Deployment, including, but not limited to, the purchase of wireless spectrum licenses and the wireless business to date, and we may make additional funds available to DISH Network in the form of cash distributions or loans to finance, in whole or in part, DISH Network’s future efforts. These factors, including, but not limited to, debt maturities, continuing investment in our business, financing acquisitions and other strategic transactions, may require us to raise additional capital in the future which may not be available on favorable terms, or at all.

Economic Environment

During 2023 and 2024, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has significantly impacted our overall operating results.

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

Finally, our future cash flow is impacted by, among other things, the rate at which we make general investments, incur litigation expense, make cash interest payments, and any cash flow from financing activities. In addition, declines in our Pay-TV subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines will not continue.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty. While modest fluctuations in the cost of capital will not likely impact our current operational plans, significant fluctuations could have a material adverse effect on our business, results of operations and financial condition.

Debt Issuances and Maturity

New DISH DBS Financing

On September 29, 2024 (the “Financing Closing Date”), we and our subsidiary, DBS SubscriberCo, received $2.5 billion in financing from TPG Angelo Gordon and other co-lenders in the form of Term Loans and Mandatorily Redeemable Preferred Shares (each as defined below and together, the “New DISH DBS Financing”). On the Financing Closing Date, DBS SubscriberCo, entered into an amended and restated limited liability company agreement (the “SubscriberCo LLCA”), pursuant to which, among other things, DBS SubscriberCo issued to certain investors (the “Preferred Members”) redeemable preferred equity interests (the “Preferred Membership Interests”) with an aggregate liquidation preference of $200 million (the “Mandatorily Redeemable Preferred Shares”). Approximately $2.047 billion in proceeds received from the New DISH DBS Financing were used for the redemption of the principal balance and remaining interest outstanding on our 5 7/8% Senior Notes due November 15, 2024. The New DISH DBS Financing consists of the following: (i) initial term loans in an aggregate principal amount of $1.8 billion that mature on June 30, 2029 (the “Term Loan due 2029”), (ii) incremental term loans in an aggregate principal amount of $500 million that are payable in equal monthly installments which began in January 2025 and mature on September 30, 2025 (the “Term Loan due 2025”) and (iii) $200 million Mandatorily Redeemable Preferred Shares that mature on June 30, 2029.

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

5 7/8% Senior Notes due 2022

Our 5 7/8% Senior Notes due 2022 with an aggregate principal balance of $2.0 billion were repurchased or redeemed as of July 15, 2022, the instrument’s maturity date.

5% Senior Notes due 2023

Our 5% Senior Notes due 2023 with an aggregate principal balance of $1.5 billion were repurchased or redeemed as of March 15, 2023, the instrument’s maturity date.

5 7/8% Senior Notes due 2024

Our 5 7/8% Senior Notes due 2024 with an aggregate principal balance of $2.0 billion were repurchased or redeemed as of November 15, 2024, the instrument’s maturity date.

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

Other, net. The main components of “Other, net” are gains and losses realized on the sale and/or conversion of marketable and non-marketable investment securities, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of certain marketable and non-marketable investment securities and equity in earnings and losses of our affiliates.

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

DISH TV average monthly subscriber churn rate (“DISH TV churn rate”). We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses. We calculate our DISH TV churn rate for any period by dividing the number of DISH TV subscribers who terminated service during the period by the average number of DISH TV subscribers for the same period, and further dividing by the number of months in the period. The average number of DISH TV subscribers is calculated for the period by adding the average number of DISH TV subscribers for each month and dividing by the number of months in the period. The average number of DISH TV subscribers for each month is calculated by adding the beginning and ending DISH TV subscribers for the month and dividing by two.

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

Pay-TV

We offer Pay-TV services under the DISH® brand and the SLING® brand. As of December 31, 2024, we had 7.778 million Pay-TV subscribers in the United States, including 5.686 million DISH TV subscribers and 2.092 million SLING TV subscribers.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are rapidly increasing their Internet-based video offerings and direct-to-consumer exclusive and non-exclusive content. We also face competition from providers of video content, many of which are providers of programming content to us, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to: Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, Max, STARZ, Peacock, Fubo, Philo and Tubi and certain bundles of these offerings.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$10,564,288	$11,320,526	$(756,238)	(6.7)
Equipment sales and other revenue	53,749	153,699	(99,950)	(65.0)
Total revenue	10,618,037	11,474,225	(856,188)	(7.5)

Costs and Expenses:
Cost of services	6,691,649	7,100,543	(408,894)	(5.8)
% of Service revenue	63.3%	62.7%
Cost of sales - equipment and other	73,384	78,219	(4,835)	(6.2)
Selling, general and administrative expenses	1,064,544	1,375,908	(311,364)	(22.6)
% of Total revenue	10.0%	12.0%
Depreciation and amortization	276,031	315,660	(39,629)	(12.6)
Impairment of long-lived assets and goodwill	—	6,457	(6,457)	*
Total costs and expenses	8,105,608	8,876,787	(771,179)	(8.7)

Operating income (loss)	2,512,429	2,597,438	(85,009)	(3.3)

Other Income (Expense):
Interest income	306,669	464,939	(158,270)	(34.0)
Interest expense, net of amounts capitalized	(816,494)	(753,162)	(63,332)	(8.4)
Other, net	(65,174)	518	(65,692)	*
Total other income (expense)	(574,999)	(287,705)	(287,294)	(99.9)

Income (loss) before income taxes	1,937,430	2,309,733	(372,303)	(16.1)
Income tax (provision) benefit, net	(489,850)	(565,104)	75,254	13.3
Effective tax rate	25.3%	24.5%
Net income (loss)	$1,447,580	$1,744,629	$(297,049)	(17.0)

Other Data:
Pay-TV subscribers, as of period end (in millions)	7.778	8.526	(0.748)	(8.8)
DISH TV subscribers, as of period end (in millions)	5.686	6.471	(0.785)	(12.1)
SLING TV subscribers, as of period end (in millions)	2.092	2.055	0.037	1.8
Pay-TV subscriber additions (losses), net (in millions)	(0.748)	(1.224)	0.476	38.9
DISH TV subscriber additions (losses), net (in millions)	(0.785)	(0.945)	0.160	16.9
SLING TV subscriber additions (losses), net (in millions)	0.037	(0.279)	0.316	*
Pay-TV ARPU	$108.90	$104.56	$4.34	4.2
DISH TV subscriber additions, gross (in millions)	0.282	0.464	(0.182)	(39.2)
DISH TV churn rate	1.46%	1.69%	(0.23)%	(13.6)
DISH TV SAC	$999	$1,118	$(119)	(10.6)
Purchases of property and equipment, net of refunds	$88,756	$132,607	$(43,851)	(33.1)
OIBDA	$2,788,460	$2,913,098	$(124,638)	(4.3)

*	Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 785,000 net DISH TV subscribers during the year ended December 31, 2024 compared to the loss of approximately 945,000 net DISH TV subscribers during the same period in 2023. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We added approximately 37,000 net SLING TV subscribers during the year ended December 31, 2024 compared to the loss of approximately 279,000 net SLING TV subscribers during the same period in 2023. The change in net SLING TV subscribers was primarily related to lower SLING TV subscriber disconnects in 2024 due to our emphasis on acquiring higher quality subscribers, partially offset by lower SLING TV subscriber activations. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the year ended December 31, 2024, we activated approximately 282,000 gross new DISH TV subscribers compared to approximately 464,000 gross new DISH TV subscribers during the same period in 2023, a decrease of 39.2%. This decrease in our gross new DISH TV subscriber activations was primarily related to lower marketing expenditures, the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the year ended December 31, 2024 was 1.46% compared to 1.69% for the same period in 2023. Our DISH TV churn rate for the year ended December 31, 2024 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts. In addition, our DISH TV churn rate for the year ended December 31, 2023 was briefly elevated due to a cybersecurity incident in the first quarter of 2023.

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

Service revenue. “Service revenue” totaled $10.564 billion for the year ended December 31, 2024, a decrease of $756 million or 6.7% compared to the same period in 2023. The decrease in “Service revenue” compared to the same period in 2023 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $54 million for the year ended December 31, 2024, a decrease of $100 million or 65.0% compared to the same period in 2023. The decrease in “Equipment sales and other revenue” compared to the same period in 2023 was primarily related to a non-recurring $75 million license of our Adaptive Bitrate Streaming patents to Peloton covering certain Peloton products that resolves our litigation involving those products during the second quarter of 2023.

Pay-TV ARPU. Pay-TV ARPU was $108.90 during the year ended December 31, 2024 versus $104.56 during the same period in 2023. The $4.34 or 4.2% increase in Pay-TV ARPU was primarily attributable to DISH TV and SLING TV programming price increases and higher Pay-TV ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the fourth quarter of 2023.

Cost of services. “Cost of services” totaled $6.692 billion during the year ended December 31, 2024, a decrease of $409 million or 5.8% compared to the same period in 2023. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base and lower variable and retention costs per subscriber due to, among other things, operational efficiencies, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the year ended December 31, 2024 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. Variable and retention costs per subscriber during the year ended December 31, 2023 were negatively impacted by approximately $30 million in cybersecurity-related expenses to remediate a cybersecurity incident and provide additional customer support. “Cost of services” represented 63.3% and 62.7% of “Service revenue” during the years ended December 31, 2024 and 2023, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $1.065 billion during the year ended December 31, 2024, a $311 million or 22.6% decrease compared to the same period in 2023. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $276 million during the year ended December 31, 2024, a $40 million or 12.6% decrease compared to the same period in 2023. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the expiration of our Nimiq 5 finance lease in September 2024.

Impairment of long-lived assets and goodwill. “Impairment of long-lived assets and goodwill” totaled $6 million for the year ended December 31, 2023. This impairment represents a noncash impairment charge for goodwill. See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

DISH TV SAC. DISH TV SAC was $999 during the year ended December 31, 2024 compared to $1,118 during the same period in 2023, a decrease of $119 or 10.6%. This change was primarily attributable to a decrease in advertising costs per subscriber and a higher percentage of remanufactured receivers being activated on new subscriber accounts, partially offset by higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the years ended December 31, 2024 and 2023, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $26 million and $54 million, respectively. This decrease in capital expenditures primarily resulted from a decrease in gross new DISH TV subscriber activations and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Interest income. “Interest income” totaled $307 million during the year ended December 31, 2024, a decrease of $158 million or 34.0% compared to the same period in 2023. This decrease was primarily related to the reduction in interest income associated with our Intercompany Loan to DISH Network. On January 10, 2024, $4.7 billion of this receivable was transferred to EchoStar, our ultimate parent. This change was partially offset by the increase in interest income associated with the additional intercompany loans to DISH Network. See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $816 million during the year ended December 31, 2024, an increase of $63 million or 8.4% compared to the same period in 2023. This change was primarily related to an increase in interest expense as a result of the issuance of new debt during 2024, partially offset by a reduction in interest expense resulting from debt redemptions during 2023 and 2024.

Other, net. “Other, net” expense totaled $65 million during the year ended December 31, 2024, an increase of $66 million compared to the same period in 2023. The year ended December 31, 2024 was negatively impacted by a $67 million loss in equity in earnings, including $63 million from our portion of Invidi’s goodwill impairment.

Income tax (provision) benefit, net. Our income tax provision was $490 million during the year ended December 31, 2024, a decrease of $75 million or 13.3% compared to the same period in 2023. The change was primarily related to a decrease in “Income (loss) before income taxes.”

Non-GAAP Performance Measures and Reconciliation

It is management’s intent to provide non-GAAP financial information to enhance the understanding of our financial information prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. We believe that providing these non-GAAP measures in addition to the GAAP measures allows management, investors and other users of our financial information to more fully and accurately assess both consolidated and segment performance. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be directly comparable to that of other companies.

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

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Operating income (loss)	$2,512,429	$2,597,438	$2,822,656
Depreciation and amortization	276,031	315,660	354,361
OIBDA	$2,788,460	$2,913,098	$3,177,017

The changes in OIBDA during the years ended December 31, 2024, 2023 and 2022 were primarily a result of the factors described in connection with operating revenues and operating expenses.

GUARANTOR FINANCIAL INFORMATION

Our registered senior notes, consisting of our 7 3/4% Senior Notes due 2026, 7 3/8% Senior Notes due 2028, and 5 1/8% Senior Notes due 2029, are fully and unconditionally guaranteed, jointly and severally on a senior unsecured basis by certain of our wholly-owned subsidiaries (the “Guarantors”).

Certain of our wholly-owned subsidiaries are designated as “Unrestricted Subsidiaries” and do not guarantee any of our registered senior notes.

We and our subsidiaries participate with our parent company, DISH Network, in a centralized system for the management of our cash and marketable investment securities. Please see Note 3 to our Consolidated Financial Statements for further information.

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

The summarized balance sheet information for the combined obligor group of our registered senior notes is presented in the table below.

	As of December 31,
	2024	2023

	(In thousands)
Current assets	$1,780,162	$2,337,400
Noncurrent assets	6,395,280	9,256,110
Current liabilities	2,147,507	4,435,452
Noncurrent liabilities	12,617,150	10,294,282
Due from non-guarantors	594,492	589,361
Due from related parties	4,928,291	7,945,151
Due to non-guarantors	2,403,527	—
Due to related parties	34,273	55,392

The summarized results of operations information for the combined obligor group of our registered senior notes is presented in the table below.

For the Year Ended
December 31, 2024
(In thousands)
Total revenues	$4,771,941
Operating income	794,123
Net income	205,977
Operating expenses to related parties	261,995
Other income from related parties	267,440

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2024, our unrestricted cash, cash equivalents and current marketable investment securities had a fair value of $419 million. Of that amount, a total of $419 million was invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations and expand our business. Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our December 31, 2024 current non-strategic investment portfolio of $419 million, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2024 of 5.8%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2024 would result in a decrease of approximately $2 million in annual interest income.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2024, we had $210 million of restricted cash, cash equivalents and marketable investment securities invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to commercial paper. Based on our December 31, 2024 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash, cash equivalents and marketable investment securities.

Debt

As of December 31, 2024, we had debt of $12.282 billion, excluding finance lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $10.537 billion using quoted market prices. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $351 million. To the extent interest rates increase, our future costs of financing would increase at the time of any future financings. As of December 31, 2024, primarily all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives. As of December 31, 2024, we did not hold any derivative financial instruments.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Item 9B.OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2024. KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2024.

EchoStar’s Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in its best interests.

Fees Paid to KPMG LLP for 2024 and 2023

The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the annual audit of the financial statements of EchoStar and its subsidiaries for the years ended December 31, 2024 and 2023, and fees billed for other services rendered by KPMG LLP to EchoStar and its subsidiaries during those periods. We have reported the fees billed for services rendered to both EchoStar and its subsidiaries because the services are not rendered or billed specifically for us but for the EchoStar consolidated group as a whole. Prior year fees paid to KPMG for both EchoStar and DISH Network pre-Merger have been combined to be consistent with the current year presentation.

	For the Years Ended December 31,
	2024	2023
Audit Fees (1)	$7,756,168	$9,724,769
Audit-Related Fees	480,000	1,052,603
Tax Compliance Fees	643,786	858,580
All Other Fees (2)	141,744	115,000
Total Fees	$9,021,698	$11,750,952

(1)	Consists of fees paid by EchoStar and its subsidiaries for the audit of our consolidated financial statements included in EchoStar and its subsidiaries Annual Reports on Form 10-K, review of EchoStar and its subsidiaries unaudited financial statements included in our Quarterly Reports on Form 10-Q and fees in connection with the audit of EchoStar and its subsidiaries internal control over financial reporting.
(2)	Consists of fees for services related to review of contract compliance.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

EchoStar’s Board of Directors delegated to EchoStar’s Audit Committee the responsibility for appointing, setting compensation, retaining, and overseeing the work of its independent registered public accounting firm until December 31, 2024.

Requests are submitted to the Audit Committee of EchoStar in one of the following ways:

●	Request for approval of services at a meeting of the Audit Committee; or
●	Request for approval of services by members of the Audit Committee acting by written consent.

The request may be made with respect to either specific services or a type of service for predictable or recurring services. 100% of the fees paid to KPMG LLP for services rendered in 2024 and 2023 were pre-approved by the Audit Committee of EchoStar.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None. All schedules have been included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1(a)*

Composite Amended and Restated Articles of Incorporation of DISH DBS Corporation (incorporated by reference from Exhibit 3.1a to the Annual Report on Form 10-K of DISH DBS Corporation filed April 1, 2024).

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

4.2*

Indenture, relating to the 7 3/8% Senior Notes due 2028, dated as of July 1, 2020, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed July 1, 2020).

4.3*

Indenture, relating to the 5 1/8% Senior Notes due 2029, dated as of May 24, 2021, among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed May 24, 2021).

4.4*

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

4.5*

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

4.7*	Supplemental Indenture relating to the 7 3/4% Senior Notes due 2026 (incorporated by reference from Exhibit 4.16 to the Annual Report on Form 10-K of DISH DBS Corporation filed March 29, 2018).

10.1*	2002 Class B CEO Stock Option Plan (incorporated by reference from Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002). **

10.2*	Nonemployee Director Stock Option Agreement (incorporated by reference from Exhibit 99.6 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005). **

10.3*	DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference from Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed September 19, 2014). **

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

10.11*

Loan and Security Agreement, dated September 29, 2024, by and among DISH DBS Issuer LLC, as borrower, Alter Domus (US) LLC, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K of EchoStar Corporation filed September 30, 2024).

19*

EchoStar Corporation’s Insider Trading Policy (incorporated by reference to Exhibit 19 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 27, 2025).

22◻	List of Subsidiary Guarantors

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101 ◻

The following materials from the Annual Report on Form 10-K of DISH DBS Corporation for the year ended December 31, 2024, filed on March 19, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholder’s Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

104 ◻	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).
◻	Filed herewith.
*	Incorporated by reference.
**	Constitutes a management contract or compensatory plan or arrangement.
***	Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

Item 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISH DBS CORPORATION

By:	/s/ Paul W. Orban
Paul W. Orban
Executive Vice President and Chief Financial Officer, DISH

Date: March 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hamid Akhavan	President and Chief Executive Officer	March 19, 2025
Hamid Akhavan	(Principal Executive Officer)

/s/ Paul W. Orban	Executive Vice President and Chief Financial Officer, DISH	March 19, 2025
Paul W. Orban	(Principal Financial Officer)

/s/ James S. Allen	Senior Vice President and Chief Accounting Officer	March 19, 2025
James S. Allen	(Principal Accounting Officer)

/s/ Charles W. Ergen	Chairman	March 19, 2025
Charles W. Ergen

/s/ Jeffrey H. Blum	Director	March 19, 2025
Jeffrey H. Blum

/s/ Tom A. Ortolf	Director	March 19, 2025
Tom A. Ortolf

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors

DISH DBS Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DISH DBS Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Sufficiency of audit evidence over revenue

As discussed in Note 13 to the consolidated financial statements, the Company reported $10.6 billion in total revenue for the year ended December 31, 2024. This category of revenue has multiple revenue streams and certain aspects of the Company’s processes and information technology (IT) systems differ among the revenue streams.

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

Denver, Colorado

March 19, 2025

DISH DBS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$419,087	$373,641
Current restricted cash and cash equivalents	150,898	—
Marketable investment securities	—	397
Trade accounts receivable, net of allowance for credit losses of $42,270 and $34,884, respectively	592,355	619,604
Advances to affiliates	—	421,457
Inventory	183,202	267,841
Interest receivable - DISH Network (Note 15)	14,222	17,761
Prepaids and other assets	118,070	147,740
Other current assets	1,588	2,306
Total current assets	1,479,422	1,850,747

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	58,676	54,980
Property and equipment, net	624,769	808,065
Regulatory authorizations, net	611,794	611,794
Other investments, net	22,641	90,168
Operating lease assets	81,024	92,972
Notes Receivable - DISH Network, including interest (Note 15)	4,913,689	7,515,077
Other noncurrent assets, net	99,908	107,987
Total noncurrent assets	6,412,501	9,281,043
Total assets	$7,891,923	$11,131,790

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$207,531	$248,640
Deferred revenue and other	416,156	505,361
Accrued programming	1,339,072	1,427,762
Accrued interest	153,409	160,137
Other accrued expenses and liabilities	373,915	415,109
Current portion of debt, finance lease and other obligations (Note 8)	744,556	2,023,976
Total current liabilities	3,234,639	4,780,985

Long-Term Obligations, Net of Current Portion:
Long-term debt, finance lease and other obligations, net of current portion (Note 8)	11,402,894	9,755,538
Deferred tax liabilities, net	205,064	268,170
Operating lease liabilities	52,156	61,381
Long-term deferred revenue and other long-term liabilities	203,190	211,414
Total long-term obligations, net of current portion	11,863,304	10,296,503
Total liabilities	15,097,943	15,077,488

Commitments and Contingencies (Note 12)

Stockholder’s Equity (Deficit):
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,558,325	1,547,164
Accumulated other comprehensive income (loss)	(3,047)	(2,501)
Accumulated earnings (deficit)	(8,761,298)	(5,490,361)
Total stockholder’s equity (deficit)	(7,206,020)	(3,945,698)
Total liabilities and stockholder’s equity (deficit)	$7,891,923	$11,131,790

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Revenue:
Service revenue	$10,564,288	$11,320,526	$12,281,346
Equipment sales and other revenue	53,749	153,699	96,862
Total revenue	10,618,037	11,474,225	12,378,208

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	6,691,649	7,100,543	7,527,563
Cost of sales - equipment and other	73,384	78,219	79,905
Selling, general and administrative expenses	1,064,544	1,375,908	1,593,723
Depreciation and amortization	276,031	315,660	354,361
Impairment of long-lived assets and goodwill (Note 2)	—	6,457	—
Total costs and expenses	8,105,608	8,876,787	9,555,552

Operating income (loss)	2,512,429	2,597,438	2,822,656

Other Income (Expense):
Interest income	306,669	464,939	440,412
Interest expense, net of amounts capitalized	(816,494)	(753,162)	(871,530)
Other, net (Note 4)	(65,174)	518	4,466
Total other income (expense)	(574,999)	(287,705)	(426,652)

Income (loss) before income taxes	1,937,430	2,309,733	2,396,004
Income tax (provision) benefit, net	(489,850)	(565,104)	(585,259)
Net income (loss)	$1,447,580	$1,744,629	$1,810,745

Comprehensive Income (Loss):
Net income (loss)	$1,447,580	$1,744,629	$1,810,745
Other comprehensive income (loss):
Foreign currency translation adjustments	(549)	(48)	(1,245)
Unrealized holding gains (losses) on available-for-sale debt securities	—	14	107
Deferred income tax (expense) benefit, net	3	(22)	(45)
Total other comprehensive income (loss), net of tax	(546)	(56)	(1,183)
Comprehensive income (loss)	$1,447,034	$1,744,573	$1,809,562

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2021	$—	$1,492,174	$(1,262)	$(9,045,735)	$(7,554,823)
Non-cash, stock-based compensation	—	40,732	—	—	40,732
Other comprehensive income (loss)	—	—	(1,183)	—	(1,183)
Net income (loss)	—	—	—	1,810,745	1,810,745
Balance, December 31, 2022	$—	$1,532,906	$(2,445)	$(7,234,990)	$(5,704,529)
Non-cash, stock-based compensation	—	14,258	—	—	14,258
Other comprehensive income (loss)	—	—	(56)	—	(56)
Net income (loss)	—	—	—	1,744,629	1,744,629
Balance, December 31, 2023	$—	$1,547,164	$(2,501)	$(5,490,361)	$(3,945,698)
Non-cash, stock-based compensation	—	11,161	—	—	11,161
Other comprehensive income (loss)	—	—	(546)	—	(546)
Intercompany Loan - 2026 Tranche	—	—	—	(4,718,517)	(4,718,517)
Net income (loss)	—	—	—	1,447,580	1,447,580
Balance, December 31, 2024	$—	$1,558,325	$(3,047)	$(8,761,298)	$(7,206,020)

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$1,447,580	$1,744,629	$1,810,745
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	276,031	315,660	354,361
Impairment of long-lived assets and goodwill	—	6,457	—
Realized and unrealized losses (gains) on investments and other	—	(1,262)	922
Non-cash, stock-based compensation	11,161	14,258	40,732
Deferred tax expense (benefit)	(63,103)	(84,600)	(116,715)
Equity in (earnings) losses of affiliates	67,214	1,202	(4,112)
Changes in allowance for credit losses	7,386	(5,758)	7,781
Other, net	38,309	36,338	67,306
Non-cash interest income - DISH Network	(128,058)	(318,050)	(415,188)
Changes in current assets and current liabilities:
Trade accounts receivable	19,863	46,962	(67,036)
Inventory	67,322	36,925	(11,143)
Other current assets	20,038	12,865	93,482
Trade accounts payable	(39,610)	(128,331)	(145,552)
Deferred revenue and other	(89,205)	(49,790)	(47,370)
Accrued programming and other accrued expenses	(133,230)	(98,474)	(840)
Net cash flows from operating activities	1,501,698	1,529,031	1,567,373

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	397	282,350	1,388,113
Purchases of property and equipment	(88,756)	(132,607)	(122,477)
Notes Receivable - DISH Network (Note 15)	(1,564,589)	(421,457)	(1,500,000)
Other, net	9,775	5,016	5,313
Net cash flows from investing activities	(1,643,173)	(266,698)	(229,051)

Cash Flows From Financing Activities:
Repayment of long-term debt, finance lease and other obligations	(41,431)	(49,850)	(33,713)
Proceeds from New DISH DBS Financing (Note 8)	2,500,000	—	—
Debt issuance costs and debt (discount) premium from New DISH DBS Financing	(134,510)	—	—
Redemption and repurchases of senior notes	(1,982,544)	(1,460,635)	(2,056,821)
Other, net	—	1,273	(906)
Net cash flows from financing activities	341,515	(1,509,212)	(2,091,440)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	200,040	(246,879)	(753,118)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	428,621	675,500	1,428,618
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$628,661	$428,621	$675,500

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

Merger with EchoStar

On December 31, 2023, EchoStar completed the acquisition of DISH Network pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023 (the “Amended Merger Agreement”), by and among EchoStar, EAV Corp., a Nevada corporation and its wholly owned subsidiary (“Merger Sub”), and DISH Network, our parent, pursuant to which EchoStar acquired DISH Network by means of the merger of Merger Sub with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as EchoStar’s wholly owned subsidiary. For further information, refer to the Consolidated Financial Statements and notes thereto included in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Developments

DIRECTV Transaction

On September 29, 2024, EchoStar and DIRECTV Holdings, LLC (“DTV”) entered into an Equity Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, DTV agreed to acquire from us all of the issued and outstanding equity interests of DISH DBS, which operates our Pay-TV business (the “Business” and such acquisition of the Business the “DIRECTV Transaction”).

Following written notice from DTV received on November 20, 2024, DTV terminated the Purchase Agreement effective at 11:59 pm ET on November 22, 2024 pursuant to Section 7.01(a)(iv) of the Purchase Agreement because the DISH DBS Exchange Offers (as defined in Note 8) were not consummated by the Exchange Offer Settlement Date (as defined in the Purchase Agreement). No termination fee or other payment was due from either party to the other as a result of the termination of the Purchase Agreement.

Financing Transactions

During the third quarter of 2024, we completed our issuance of $2.5 billion of New DISH DBS Financing (defined in Note 8), which included $2.047 billion of funds used for the redemption of our 5 7/8% Senior Notes due November 15, 2024.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Developments

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

On January 10, 2024, we, in our capacity as “Lender” under the terms of the Loan and Security Agreement related to the Intercompany Loan between DISH Network and us, have consummated the assignment pursuant to such terms, without any modification or amendment thereto, of our receivable in respect to the first tranche which matures on December 1, 2026 (“2026 Tranche”) of $4.7 billion (the “Intercompany Loan – 2026 Tranche”) to DBS Intercompany Receivable L.L.C.  DBS Intercompany Receivable L.L.C. has subsequently assigned its rights as lender thereunder to EchoStar Intercompany Receivable Company L.L.C., our ultimate parent, EchoStar’s direct wholly-owned subsidiary, such that amounts owed in respect of the 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable L.L.C. As of December 31, 2024, our remaining intercompany receivable (the “Intercompany Loan – 2028 Tranche”) amount outstanding plus interest paid in kind was $2.844 billion, not including accrued interest receivable of $14 million which must be paid to us in cash.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of December 31, 2024, we had 7.778 million Pay-TV subscribers in the United States, including 5.686 million DISH TV subscribers and 2.092 million SLING TV subscribers.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses (including those related to our installment billing programs), self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, inputs or outputs used to recognize revenue over time, including the relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, estimates of the timing of future cash flows used to pay principal on certain debt obligations, estimated credit risk underlying installment receivables, nonrefundable upfront fees, independent third-party retailer incentives, programming expenses, subscriber lives and likelihood of certain contingent events. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents as of December 31, 2024 and 2023 may consist of money market funds, government bonds, corporate notes and commercial paper. The amortized cost of these investments approximates their fair value.

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

Internal Use Software

We capitalize certain costs related to developing or acquiring internal use software. Capitalization of software costs begins once the preliminary project stage is completed and we commit to funding the software project. Capitalizing ceases when the software project is ready for its intended use. Capitalized software costs are recorded in “Property and equipment, net” on our Consolidated Balance Sheets and are amortized over the estimated useful life of the software. Costs incurred during the preliminary project stage plus costs associated with training and maintenance are expensed as incurred.

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

Impairment Considerations

We periodically evaluate all of our other investments to determine whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. We consider information if provided to us by our investees such as current financial statements, business plans, investment documentation, capitalization tables, liquidation waterfalls, litigation updates and board materials; and we may make additional inquiries of investee management.

Indicators of impairment may include, but are not limited to, unprofitable operations, material loss contingencies, changes in business strategy, changes in market trends or market conditions, changes in the investees’ enterprise value, regulatory matters, and changes in the investees’ investment pricing. When we determine that one of our other investments is impaired we reduce its carrying value to its estimated fair value and recognize the impairment loss in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Pay-TV Satellite Fleet

We currently evaluate our Pay-TV satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2024 and 2023. We will continue to monitor our Pay-TV satellite fleet for indicators of impairment.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Finite-Lived Intangible Assets

Intangible assets include customer relationships, trademarks, and certain below market contracts. These assets are amortized over their respective useful lives. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2024 and 2023.

Indefinite-Lived Intangible Assets and Goodwill

We do not amortize indefinite-lived intangible assets and goodwill but test these assets for impairment annually during the fourth quarter or more often if indicators of impairment arise. We have the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. However, we may elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test. Our intangible assets with indefinite lives primarily consist of FCC licenses. Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:

●	FCC licenses are a non-depleting asset;
●	existing FCC licenses are integral to our business segments and will contribute to cash flows indefinitely;
●	replacement satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;
●	maintenance expenditures to obtain future cash flows are not significant;
●	FCC licenses are not technologically dependent; and
●	we intend to use these assets indefinitely.

Pay-TV Licenses

We combine all of our indefinite-lived Pay-TV licenses that we currently utilize or plan to utilize in the future into a single unit of accounting. For 2024, 2023 and 2022, management performed a qualitative assessment to determine whether it was more likely than not that the fair value of the Pay-TV licenses exceeds the carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the Pay-TV licenses exceeds the carrying amount. As such, no further analysis was required.

Goodwill

We perform our annual impairment assessment for goodwill and other indefinite-lived intangible assets each year during the fourth quarter or more frequently if events or changes in circumstances indicate an impairment may be possible.

For the year ended December 31, 2023, our assessment indicated the goodwill attributed to certain acquisitions was no longer supported based on the sustained decrease in our ultimate parent, EchoStar’s market capitalization. As such, we recorded a total noncash impairment charge equal to all of our goodwill of approximately $6 million in “Impairment of long-lived assets and goodwill” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Business Combinations

When we acquire a business that is not subject to rules pertaining to common control, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach. The accounting standard for business combinations requires identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at acquisition date fair values. Transaction costs related to the acquisition of the business are expensed as incurred. Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate. Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite. Amortization of these intangible assets in general are recognized on a straight-line basis over an average finite useful life primarily ranging from approximately 13 to 20 years or in relation to the estimated discounted cash flows over the life of the intangible asset.

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

As of December 31, 2024 and 2023, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt, finance lease and other obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values of our marketable investment securities are measured on a recurring basis based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Additionally, we use fair value measurements from time to time in connection with other investments, asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy. Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. See Note 4 for the fair value of our marketable investment securities.

Fair values for our publicly traded debt securities are based on quoted market prices, when available. The fair values of private debt are based on, among other things, available trade information, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities. See Note 8 for the fair value of our debt.

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

Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, satellites, satellite-related ground infrastructure, data centers, office space, warehouses and distribution centers, vehicles and other equipment. Substantially all of our leases have remaining lease terms from one to seven years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

We determine if an arrangement is a lease and classify that lease as either an operating or finance lease at inception. Operating leases are included in “Operating lease assets,” “Other accrued expenses and liabilities” and “Operating lease liabilities” on our Consolidated Balance Sheets. Finance leases are included in “Property and equipment, net,” “Current portion of debt, finance lease and other obligations” and “Long-term debt, finance lease and other obligations, net of current portion” on our Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 7 for further information on our lease expenses.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $209 million, $365 million and $480 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $27 million, $42 million and $45 million for the years ended December 31, 2024, 2023 and 2022, respectively.

New Accounting Pronouncements

Not Yet Adopted

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

Disaggregation of Income Statement Expenses. On November 5, 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which will enhance financial statement reporting by providing additional information about specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization. This standard will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2024-03 will have on our Consolidated Financial Statements and related disclosures.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Cash paid for interest	$774,348	$747,332	$899,382
Cash received for interest	26,508	19,972	20,967
Cash received for interest - Intercompany Loan	127,316	104,940	—
Cash paid for income taxes, net of (refunds)	11,493	12,951	29,000
Cash paid for income taxes to DISH Network	552,405	622,512	489,819
Intercompany Loan - 2026 Tranche	4,718,517	—	—
Vendor financing	—	26,751	—

Our parent, DISH Network, provides a centralized system for the management of our cash, cash equivalents, and marketable investment securities as it does for all of its subsidiaries to, among other reasons, maximize yield of the portfolio. As a result, the cash and marketable investment securities included on our Consolidated Balance Sheets are a component or portion of the overall cash and marketable investment securities portfolio included on DISH Network’s Consolidated Balance Sheets and are managed by DISH Network. We are reflecting the purchases and sales of marketable investment securities on a net basis for each period presented on our Consolidated Statements of Cash Flows as we believe the net presentation is more meaningful to our cash flows from investing activities.

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of December 31,
	2024	2023

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$—	$397

Restricted cash and cash equivalents (1)	209,574	54,980

Other investments, net:
Equity method investments (2)	20,440	90,168
Cost method investments	2,201	—
Total other investments, net	22,641	90,168

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$232,215	$145,545

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Current restricted cash and cash equivalents” and “Restricted cash, cash equivalents and marketable investment securities” on our Consolidated Balance Sheets and discussed below.
(2)	This decrease primarily resulted from our Invidi Technologies Corporation investment, discussed below.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2024 and 2023, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

Current restricted cash and cash equivalents. As of December 31, 2024, we had $151 million included in “Current restricted cash and cash equivalents” on our Consolidated Balance Sheets that primarily consists of funds received by our subsidiary, DISH DBS Issuer LLC (“DBS SubscriberCo”) from subscriber payments and certain other revenue, which are required to be restricted per the terms of the New DISH DBS Financing, as detailed and defined in Note 8. DBS SubscriberCo holds certain DISH TV subscribers and their related subscription and equipment agreements.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Invidi Technologies Corporation. We own a 35% interest in Invidi Technologies Corporation (“Invidi”), an entity that provides proprietary software for the addressable advertising market. Invidi contracts with multichannel video programming distributers to include its software in their respective set-top boxes and DVRs in order to deliver targeted advertisements based on a variety of demographic attributes selected by the advertisers. Invidi has also developed a cloud-based solution for internet protocol-based platforms. During the year ended December 31, 2024, Invidi impaired the goodwill on their financial statements and our portion of this impairment resulted in a $63 million loss in “Equity in earnings (losses) of affiliates” recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss) during the year ended December 31, 2024.

We also hold investments that are not accounted for using the equity method of accounting, which are measured at fair value. Investments in equity securities without readily determinable fair values are accounted for at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer.

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2024				2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(In thousands)
Cash equivalents (including restricted)	$504,301	$463,394	$40,907	$—	$411,571	$358,545	$53,026	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$—	$—	$—	$—
Other	—	—	—	—	397	—	397	—
Total	$—	$—	$—	$—	$397	$—	$397	$—

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other, net:	2024	2023	2022

	(In thousands)
Gains (losses) related to early redemption of debt	$—	$1,262	$(922)
Equity in earnings (losses) of affiliates	(67,214)	(1,202)	4,112
Other	2,040	458	1,276
Total	$(65,174)	$518	$4,466

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5.Inventory

Inventory consisted of the following:

	As of December 31,
	2024	2023

	(In thousands)
Finished goods	$149,172	$208,049
Work-in-process and service repairs	27,415	35,457
Raw materials	6,615	24,335
Total inventory	$183,202	$267,841

6.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2024	2023

		(In thousands)
Equipment leased to customers	2-5	$1,002,518	$1,175,734
EchoStar XV	15	277,658	277,658
EchoStar XVIII	15	411,255	411,255
Satellites acquired under finance lease agreements (1)	-	—	174,685
Furniture, fixtures, equipment and other	2-10	746,585	755,163
Software and computer equipment (2)	3-5	670,503	1,197,632
Buildings and improvements	5-40	288,573	294,890
Land	-	12,007	12,505
Construction in progress	-	34,232	45,413
Total property and equipment		3,443,331	4,344,935
Accumulated depreciation		(2,818,562)	(3,536,870)
Property and equipment, net		$624,769	$808,065

(1)	This decrease is related to the Nimiq 5 finance lease which DISH Network extended in October 2024 and as a result is currently accounted for as an operating lease.
(2)	This decrease is primarily related to the retirement of obsolete software with a net book value of zero.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Equipment leased to customers	$147,282	$166,918	$191,712
Satellites	71,701	80,292	84,016
Buildings, furniture, fixtures, equipment and other	19,166	27,693	25,333
Software and computer equipment	37,882	40,757	53,300
Total depreciation and amortization	$276,031	$315,660	$354,361

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers or software.

Satellites

We currently utilize nine satellites in geosynchronous orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on six satellites that we lease from DISH Network, which are accounted for as operating leases. Through the third quarter of 2024, our Nimiq 5 lease was accounted for as a finance lease. However, during October 2024, DISH Network extended the Nimiq 5 lease to October 2029 and as a result, it is currently accounted for as an operating lease. We also lease one satellite from a third party, the Anik F3 satellite, which is accounted for as an operating lease.

As of December 31, 2024, our Pay-TV satellite fleet consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A

Under Construction:
EchoStar XXV	2026	110	N/A

Leased from DISH Network (1):
EchoStar X	February 2006	110	February 2026
EchoStar XI	July 2008	110	February 2026
EchoStar XIV	March 2010	119	February 2026
EchoStar XVI	November 2012	61.5	January 2026
EchoStar XXIII	March 2017	110	Month to Month
Nimiq 5	September 2009	72.7	Month to Month

Leased from Other Third-Party:
Anik F3	April 2007	118.7	April 2025

(1)	See Note 15 for further information on our Related Party Transactions with DISH Network.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellite Under Construction

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

Satellite Anomalies and Impairments

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

In the past, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation. There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet. See Note 2 for further information on evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the year ended December 31, 2024. We generally do not carry commercial in-orbit insurance on any of the satellites that we own and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.

Intangible Assets

As of December 31, 2024 and 2023, our identifiable intangibles subject to amortization consisted of the following:

	As of December 31,
	2024		2023
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization

	(In thousands)
Technology-based	$58,162	$(56,167)	$58,162	$(55,623)
Trademarks	18,251	(17,270)	18,251	(17,160)
Contract-based	4,500	(4,500)	4,500	(4,500)
Customer relationships	23,632	(23,632)	23,632	(23,632)
Total	$104,545	$(101,569)	$104,545	$(100,915)

These identifiable intangibles are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately 13 to 20 years. Amortization was $1 million for each of the years ended December 31, 2024, 2023 and 2022.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Estimated future amortization of our identifiable intangible assets as of December 31, 2024 is as follows:

For the Years Ended December 31,	Total
(In thousands)
2025	$654
2026	654
2027	654
2028	473
2029	110
Thereafter	431
Total	$2,976

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

As of December 31, 2024 and 2023, we have zero goodwill recorded on our Consolidated Balance Sheets.

Regulatory Authorizations

As of December 31, 2024 and 2023, our Regulatory Authorizations with indefinite lives consisted of the following:

	As of December 31,
	2024	2023

	(In thousands)
DBS Licenses	$611,794	$611,794
Total	$611,794	$611,794

7.Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, satellites, satellite-related ground infrastructure, data centers, office space, warehouses and distribution centers, vehicles and other equipment. Substantially all of our leases have remaining lease terms from one to seven years, with a weighted average remaining lease term of 4.2 years, some of which include renewal options and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Through the third quarter of 2024, our Nimiq 5 lease was accounted for as a finance lease. However, during October 2024, DISH Network extended the Nimiq 5 lease to October 2029 and as a result, it is currently accounted for as an operating lease. Substantially all of our remaining leases are accounted for as operating leases, including our Anik F3 satellite.

The components of lease expense were as follows:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Operating lease cost (1)	$48,551	$70,262	$166,599

Short-term lease cost (1)(2)	197,156	169,159	74,514

Finance lease cost (3):
Amortization of right-of-use assets	25,787	34,448	38,322
Interest on lease liabilities	1,071	4,845	8,566
Total finance lease cost	26,858	39,293	46,888
Total lease costs	$272,565	$278,714	$288,001

(1)	The decrease in “Operating lease cost” is primarily related to our intercompany satellite leases with DISH Network, which were reclassified to “Short-term lease costs” during 2022 and the first quarter of 2023. All of our satellite operating leases with DISH Network are now short-term leases.
(2)	Leases that have terms of 12 months or less.
(3)	The decrease in finance lease cost is primarily related to the Nimiq 5 finance lease that was extended in October 2024 and as a result is currently accounted for as an operating lease.

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46,356	$96,195	$138,318
Operating cash flows from finance leases	$1,042	$6,633	$6,733
Financing cash flows from finance leases	$31,104	$47,030	$31,030

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$35,000	$30,657	$74,317
Finance leases	$—	$—	$—

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2024	2023

	(In thousands)
Operating Leases:
Operating lease assets	$81,024	$92,972

Other current liabilities	$33,210	$36,618
Operating lease liabilities	52,156	61,381
Total operating lease liabilities	$85,366	$97,999

Finance Leases:
Property and equipment, gross	$1,019	$175,704
Accumulated depreciation	(1,019)	(149,917)
Property and equipment, net	$—	$25,787

Other current liabilities	$—	$31,104
Other long-term liabilities	—	—
Total finance lease liabilities	$—	$31,104

Weighted Average Remaining Lease Term:
Operating leases	4.2 years	4.1 years
Finance leases	0.0 years	0.8 years

Weighted Average Discount Rate:
Operating leases	9.8%	8.3%
Finance leases	0.0%	10.0%

Maturities of lease liabilities as of December 31, 2024 were as follows:

	Maturities of Lease Liabilities
	Operating	Finance
For the Years Ending December 31,	Leases	Leases	Total

	(In thousands)
2025	$34,244	$—	$34,244
2026	24,504	—	24,504
2027	15,286	—	15,286
2028	10,685	—	10,685
2029	7,222	—	7,222
Thereafter	12,261	—	12,261
Total lease payments	104,202	—	104,202
Less: Imputed interest	(18,836)	—	(18,836)
Total	85,366	—	85,366
Less: Current portion	(33,210)	—	(33,210)
Long-term portion of lease obligations	$52,156	$—	$52,156

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.Debt, Finance Lease and Other Obligations

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2024 and 2023:

		As of December 31,
		2024		2023
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
5 7/8% Senior Notes due 2024 (1)	DDBS	$—	$—	$1,982,544	$1,872,275
Term Loan due 2025 (2)	DBS SubscriberCo	500,000	500,000	—	—
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,678,640	2,000,000	1,388,060
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,507,780	2,750,000	2,366,073
7 3/8% Senior Notes due 2028	DDBS	1,000,000	715,680	1,000,000	600,160
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	2,143,350	2,500,000	2,013,125
5 1/8% Senior Notes due 2029	DDBS	1,500,000	959,610	1,500,000	774,600
Term Loan due 2029 (2)(3)	DBS SubscriberCo	1,800,000	1,800,000	—	—
Mandatorily Redeemable Preferred Shares due 2029 (2)(3)(4)	DBS SubscriberCo	200,000	200,000	—	—
Other notes payable		32,350	32,350	42,678	42,678
Subtotal		12,282,350	$10,537,410	11,775,222	$9,056,971
Unamortized deferred financing costs and other debt discounts, net		(134,900)		(26,812)
Finance lease obligations (5)		—		31,104
Total		12,147,450		11,779,514
Less: current portion (3)		(744,556)		(2,023,976)
Total debt, finance lease and other obligations, net of current portion		$11,402,894		$9,755,538

(1)	We repurchased or redeemed the principal balance of our 5 7/8% Senior Notes due 2024 as of November 15, 2024, the instrument’s maturity date.
(2)	See “New DISH DBS Financing” below for further information.
(3)	A portion of the principal balance of these instruments is classified as “Current portion of debt, finance lease and other obligations” due to payment terms upon which we may pay a portion of principal balance based on estimated variable cash flows for certain Pay-TV business metrics which could change significantly based on actual performance.
(4)	Due to the June 30, 2029 mandatory redemption feature of this instrument, it is considered a debt instrument.
(5)	Disclosure regarding fair value of finance leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISH DBS Exchange Offers

On September 30, 2024, we commenced offers to exchange (the “DISH DBS Exchange Offers”) any and all of our (a) 5 1/4% Senior Secured Notes due 2026 (the “Outstanding 2026 DBS Secured Notes”) for an equal principal amount of our new 5 1/4% First Lien Notes due 2026 (the “New 2026 DBS First Lien Notes”), (b) 5 3/4% Senior Secured Notes due 2028 (the “Outstanding 2028 DBS Secured Notes”) for an equal principal amount of our new 5 3/4 % First Lien Notes due 2028 (the “New 2028 DBS First Lien Notes”), (c) 7 3/4% Senior Notes due 2026 (the “Outstanding 2026 DBS Notes”) for an equal principal amount of our new 7 3/4% Second Lien Notes due 2026 (the “New 2026 DBS Second Lien Notes”), (d) 7 3/8% Senior Notes due 2028 (the “Outstanding 2028 DBS Notes”) for an equal principal amount of our new 7 3/8 % Second Lien Notes due 2028 (the “New 2028 DBS Second Lien Notes”) and (e) 5 1/8 % Senior Notes due 2029 (the “Outstanding 2029 DBS Notes” and, together with the Outstanding 2026 DBS Secured Notes, the Outstanding 2028 DBS Secured Notes, the Outstanding 2026 DBS Notes and the Outstanding 2028 DBS Notes, the “Outstanding DBS Notes”) for an equal principal amount of our new 5 1/8% Second Lien Notes due 2029 (the “New 2029 DBS Second Lien Notes” and, together with the New 2026 DBS First Lien Notes, the New 2028 DBS First Lien Notes, the New 2026 DBS Second Lien Notes and the New 2028 DBS Second Lien Notes, the “New DBS Notes”), in each case, pursuant to the terms described in a confidential exchange offering memorandum and consent solicitation statement, dated September 30, 2024 (“Original Exchange Offering Memorandum”). On October 28, 2024, we amended certain terms of the DISH DBS Exchange Offers pursuant to the terms described in Supplement No. 1, dated October 28, 2024 (the “Supplement” and together with the Original Exchange Offering Memorandum, the “Exchange Offering Memorandum”). On November 12, 2024 (the “Exchange Offer Settlement Date”), the DISH DBS Exchange Offers expired and were terminated.

New DISH DBS Financing

On September 29, 2024 (the “Financing Closing Date”), we and our subsidiary, DBS SubscriberCo, received $2.5 billion in financing from TPG Angelo Gordon and other co-lenders in the form of Term Loans and Mandatorily Redeemable Preferred Shares (each as defined below and together, the “New DISH DBS Financing”). Approximately $2.047 billion in proceeds received from the New DISH DBS Financing were used for the redemption of the principal balance and remaining interest outstanding on our 5 7/8% Senior Notes due November 15, 2024. Solely in the case that the DIRECTV Transaction is not consummated on or prior to the Outside Date (as defined in the Purchase Agreement as in effect on the Financing Closing Date and as it may be extended in accordance with the terms of the Purchase Agreement as in effect on the Financing Closing Date) and until the date that is 180 days after such Outside Date, DBS SubscriberCo may prepay the outstanding New DISH DBS Financing in whole, together with accrued interest to the date of such prepayment, without premium or penalty.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Term Loans

On the Financing Closing Date, DBS SubscriberCo, Alter Domus (US) LLC, as Administrative Agent, and the lenders party thereto, entered into a Loan and Security Agreement (together with all the exhibits, annexes and schedules thereto, the “Loan and Security Agreement”), pursuant to which, among other things and subject to the terms and conditions set forth therein, the lenders agreed to extend credit to DBS SubscriberCo in an aggregate principal amount of up to $2.3 billion secured by the assets of DBS SubscriberCo, which includes approximately three million DISH TV subscribers and their related subscription and equipment agreements (such transactions, the “Loan Financing”). The Loan Financing consists of the following: (i) initial term loans in an aggregate principal amount of $1.8 billion that mature on June 30, 2029 (the “Term Loan due 2029”), (ii) incremental term loans in an aggregate principal amount of $500 million that are payable in equal monthly installments which began in January 2025 and mature on September 30, 2025 (the “Term Loan due 2025”) and (iii) an additional amount of incremental term loans (the “Roll-up Incremental Term Loans” and, together with the Term Loan due 2029 and the Term Loan due 2025, the “Term Loans”). The Roll-up Incremental Term Loans may be incurred from time to time, subject to DBS SubscriberCo’s prior approval and pro forma compliance with a leverage ratio set forth in the Loan and Security Agreement, and mature on June 30, 2029.

The Roll-up Incremental Term Loans may be incurred in exchange for Outstanding DBS Notes in an aggregate principal amount equal to: (i) the price at which certain lenders acquire such notes plus (ii)(A) in the case of Outstanding 2028 DBS Notes and Outstanding 2029 DBS Notes, 15% of the difference between the aggregate principal amount of such notes and the purchase price thereof, or (B) in the case of Outstanding 2026 DBS Notes, Outstanding 2026 DBS Secured Notes and Outstanding 2028 DBS Secured Notes, 20% of the difference between the aggregate principal amount of such notes and the purchase price thereof.

Interest on the Term Loans accrues and is payable monthly, generally in cash. The interest rate with respect to the Term Loan due 2029 is: (i) from (and including) the Financing Closing Date and until (but excluding) the date that is twelve months thereafter, 10.75% per annum and (ii) from (and including) the date that is twelve months after the Financing Closing Date and until June 30, 2029, 11.25% per annum. The interest rate with respect to the Term Loan due 2025 is 11.00% per annum. The interest rate with respect to the Roll-up Incremental Term Loans is (i) from (and including) the Financing Closing Date and until (but excluding) the date that is twelve months thereafter, 11.00% per annum and (ii) from (and including) the date that is twelve months after the Financing Closing Date and until the Maturity Date, 11.50% per annum.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Mandatorily Redeemable Preferred Shares Due 2029

On the Financing Closing Date, DBS SubscriberCo, entered into an amended and restated limited liability company agreement (the “SubscriberCo LLCA”), pursuant to which, among other things, DBS SubscriberCo issued to certain investors (the “Preferred Members”) redeemable preferred equity interests (the “Preferred Membership Interests”) with an aggregate liquidation preference of $200 million (the “Mandatorily Redeemable Preferred Shares”). The Mandatorily Redeemable Preferred Shares mature on June 30, 2029. Due to the mandatory redemption feature of this instrument, it is considered a debt instrument and recorded in “Long-term debt, finance lease and other obligations, net of current portion” on our Consolidated Balance Sheets.

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

DBS SubscriberCo Intercompany Loan (Eliminated in Consolidations at DISH DBS)

A portion of the net proceeds from the New DISH DBS Financing were used by DBS SubscriberCo to make an intercompany loan of $323 million to DISH DBS pursuant to a Loan, Guaranty and Security Agreement dated September 29, 2024 (the “DBS SubscriberCo Intercompany Loan”) between DBS SubscriberCo and DISH DBS as funding for general corporate purposes. The DBS SubscriberCo Intercompany Loan matures on June 30, 2029. Interest accrues and is payable monthly and interest payments are payable in kind. The interest rate with respect to the DBS SubscriberCo Intercompany Loan is (i) for the first twelve months following the effective date of September 29, 2024 at 11% per annum and (ii) thereafter at 11.50% per annum. The DBS SubscriberCo Intercompany Loan is secured by DISH DBS’s rights and interest receivable in respect to the Intercompany Loan – 2028 Tranche. During November 2024, DBS SubscriberCo loaned DISH DBS an additional $2.0 billion to satisfy its obligations related to the 5 7/8% Senior Notes due 2024. As of December 31, 2024, the total DBS SubscriberCo Intercompany Loan amount outstanding plus interest paid in kind was $2.404 billion.

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

The 7 3/8% Senior Notes are redeemable, in whole or in part, at any time at the redemption prices specified under the related indenture, together with accrued and unpaid interest.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements (1)
		(In thousands)
7 3/4% Senior Notes due 2026	January 1 and July 1	$155,000
5 1/4% Senior Secured Notes due 2026	June 1 and December 1	$144,375
7 3/8% Senior Notes due 2028	January 1 and July 1	$73,750
5 3/4% Senior Secured Notes due 2028	June 1 and December 1	$143,750
5 1/8% Senior Notes due 2029	June 1 and December 1	$76,875

(1)	Annual debt service requirements exclude the interest on the New DISH DBS Financing, discussed below.

Interest on the New DISH DBS Financing

The Term Loans and the Mandatorily Redeemable Preferred Shares due 2029 have variable interest rates and payment terms upon which we may pay a portion of principal balance based on estimated variable cash flows for certain Pay-TV business metrics which could change significantly based on actual performance. The estimated annual interest requirement for the Term Loans and the Mandatorily Redeemable Preferred Shares due 2029 for the year ended December 31, 2025 is approximately $245 million.

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

Other Debt, Finance Lease and Other Obligations

Other debt, finance lease and other obligations consisted of the following:

	As of December 31,
	2024	2023

	(In thousands)
Satellites and other finance lease obligations	$—	$31,104
Notes payable related to satellite vendor financing and other debt payable in installments through 2031 with interest rates ranging from approximately 4.0% to 6.0%	32,350	42,678
Total	32,350	73,782
Less: current portion	(9,425)	(41,432)
Other debt, finance lease and other obligations, net of current portion	$22,925	$32,350

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

This satellite was previously accounted for as a finance lease and depreciated over the term of the satellite service agreement. During October 2024, DISH Network extended the Nimiq 5 lease and as a result of the new terms it is currently accounted for as an operating lease. See Note 15 for further information.

The summary of future maturities of our outstanding debt as of December 31, 2024 is included in the commitments table in Note 12.

Future Liquidity

We have made cash distributions and intercompany loans to partially finance the development of DISH Network’s 5G Network Deployment, including, but not limited to, the purchase of wireless spectrum licenses and the wireless business to date, and we may make additional funds available to DISH Network in the form of cash distributions or loans to finance, in whole or in part, DISH Network’s future efforts. These factors, including, but not limited to, debt maturities, continuing investment in our business, financing acquisitions and other strategic transactions, may require us to raise additional capital in the future which may not be available on favorable terms, or at all.

9.Income Taxes and Accounting for Uncertainty in Income Taxes

Income Taxes

Beginning in 2024, DISH DBS and its domestic subsidiaries join with our parent, DISH Network, and our ultimate parent, EchoStar, in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The federal and state income tax provisions or benefits recorded by DISH DBS are generally those that would have been recorded if DISH DBS and its domestic subsidiaries had filed returns as a consolidated group independent of EchoStar. Cash is due and paid to DISH Network based on amounts that would be payable based on DISH DBS consolidated or combined group filings. The amounts paid to DISH Network during the years ended December 31, 2024, 2023 and 2022 were $552 million, $623 million and $490 million, respectively.

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

As of December 31, 2024, we had no net operating loss carryforwards (“NOLs”) for federal and state income tax purposes. In addition, there are $5 million of tax benefits related to credit carryforwards which are fully offset by a valuation allowance. Portions of the credit carryforwards expired in 2024.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Current (benefit) provision:
Federal	$452,327	$528,689	$572,754
State	98,273	118,540	133,475
Foreign	2,353	2,475	(4,255)
Total current (benefit) provision	552,953	649,704	701,974

Deferred (benefit) provision:
Federal	(70,531)	(69,321)	(95,995)
State	(6,043)	(15,794)	(20,720)
Increase (decrease) in valuation allowance	13,471	515	—
Total deferred (benefit) provision	(63,103)	(84,600)	(116,715)
Total (benefit) provision	$489,850	$565,104	$585,259

Our $1.937 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included income of $13 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2024	2023	2022

	% of pre-tax income/(loss)
Statutory rate	21.0	21.0	21.0
State income taxes, net of federal benefit	3.7	3.4	3.5
Other, net	0.6	0.1	(0.1)
Total	25.3	24.5	24.4

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2024	2023

	(In thousands)
Deferred tax assets:
NOL, interest, credit and other carryforwards	$4,684	$7,277
Accrued and prepaid expenses	27,441	22,449
Stock-based compensation	18,967	16,686
Deferred revenue	4,782	6,118
Bases differences in partnerships and cost method investments	21,605	3,360
Total deferred tax assets	77,479	55,890
Valuation allowance	(24,368)	(8,194)
Deferred tax asset after valuation allowance	53,111	47,696

Deferred tax liabilities:
Depreciation	(155,198)	(193,564)
Regulatory authorizations and other intangible amortization	(102,977)	(122,302)
Total deferred tax liabilities	(258,175)	(315,866)
Net deferred tax asset (liability)	$(205,064)	$(268,170)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2024	2023	2022

	(In thousands)
Balance as of beginning of period	$202,466	$204,378	$198,511
Additions based on tax positions related to the current year	3,715	3,601	3,444
Additions based on tax positions related to prior years	—	2,892	9,523
Reductions based on tax positions related to prior years	(23,276)	(7,219)	(7,100)
Reductions based on tax positions related to settlements with taxing authorities	—	(834)	—
Reductions based on tax positions related to the lapse of the statute of limitations	(224)	(352)	—
Balance as of end of period	$182,681	$202,466	$204,378

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We have $168 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. We do not expect any material portion of this amount to be paid or settled within the next 12 months. Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the years ended December 31, 2024, 2023 and 2022, we recorded $18 million, $14 million and $8 million in net interest and penalty expense to earnings, respectively. Accrued interest and penalties were $80 million and $62 million at December 31, 2024 and 2023, respectively. The above table excludes these amounts.

10.Employee Benefit Plans

Employee Stock Purchase Plan

Our employees may participate in the EchoStar employee stock purchase plan (the “ESPP”), in which EchoStar is authorized to issue up to 8.0 million shares of Class A common stock. At December 31, 2024, EchoStar had 3.4 million shares of Class A common stock which remain available for issuance under the ESPP. Substantially all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase EchoStar’s capital stock under all of EchoStar’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of EchoStar’s Class A common stock on the last business day of each calendar quarter in which such shares of EchoStar’s Class A common stock are deemed sold to an employee under the ESPP and such shares must be held for a minimum of 180 days from the purchase date.

401(k) Employee Savings Plans

EchoStar sponsors a 401(k) Employee Savings Plan (the “DISH Network 401(k) Plan”) for our eligible employees. Voluntary employee contributions to the DISH Network 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution of $5,000 per employee. Forfeitures of unvested participant balances which are retained by the DISH Network 401(k) Plan may be used to fund matching and discretionary contributions. EchoStar’s Board of Directors may also authorize an annual discretionary contribution to the DISH Network 401(k) Plan, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in EchoStar’s stock.

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2024	2023	2022

	(In thousands)
Matching contributions, net of forfeitures	$11,972	$10,966	$10,150
Discretionary stock contributions, net of forfeitures	$9,389	$52	$11,150

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.Stock-Based Compensation

Stock Incentive Plans

EchoStar maintains stock incentive plans to attract and retain officers, directors and key employees. Our employees participate in the EchoStar stock incentive plans. Stock awards under these plans include both performance and non-performance based stock incentives. Many of our employees work on projects associated with our business and projects associated with EchoStar’s business and other operations of EchoStar. Stock options, restricted stock units and non-cash stock-based compensation expense are included below only for employees who devote 50% or more of their time to our business. For each employee, a change in status in relation to the 50% threshold is reflected as a transfer to or from another EchoStar subsidiary that is not part of DISH DBS. As of December 31, 2024, EchoStar had outstanding under these plans stock options to acquire 3.1 million shares of EchoStar’s Class A common stock and 91 thousand restricted stock units and awards associated with our employees. Stock options granted on or prior to December 31, 2024 were granted with exercise prices equal to or greater than the market value of EchoStar’s Class A common stock at the date of grant and with a maximum term of approximately ten years. EchoStar accounts for forfeitures as they are incurred. While historically EchoStar has issued stock awards subject to vesting, typically at the rate of 20% per year, certain stock awards have been granted with immediate vesting and certain other stock awards vest only upon the achievement of certain EchoStar-specific subscriber, operational and/or financial goals. As of December 31, 2024, EchoStar had 21.7 million shares of its Class A common stock available for future grant under the stock incentive plans.

Exchange Offer. On March 4, 2024, EchoStar commenced a tender offer to eligible employees to exchange eligible stock options for new options as detailed in its Schedule TO filed March 4, 2024 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on April 1, 2024 and EchoStar accepted for exchange approximately 7 million stock options. As a result of the Exchange Offer, during the second quarter of 2024, the exercise price of approximately 3 million new stock options associated with our employees, affecting approximately 580 eligible employees, was adjusted to $14.04.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Award Activity

EchoStar stock option activity associated with our employees was as follows:

	For the Year Ended December 31, 2024
	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Weighted-Average Remaining Contractual Life
Total options outstanding, beginning of period (1)	3,288,033	$65.81
Granted (2)	2,568,496	$14.23
Exercised	(91,701)	$14.04
Forfeited, cancelled and transferred (3)(4)	(2,658,428)	$53.12
Total options outstanding, end of period	3,106,400	$35.52	$—	7.71
Performance-based options outstanding, end of period (5)	576,696	$104.17
Exercisable at end of period	743,045	$32.90	$—	6.22

(1)	The beginning of period weighted-average exercise price for the year ended December 31, 2024 of $65.81 does not reflect the Exchange Offer, which occurred subsequent to December 31, 2023.
(2)	Includes approximately 3 million stock options granted in connection with the Exchange Offer.
(3)	Includes approximately 3 million stock options cancelled in connection with the Exchange Offer.
(4)	Certain of these stock options include options that were granted to individuals who transferred to and/or from another EchoStar subsidiary not a part of DISH DBS.
(5)	These stock options are included in the caption “Total options outstanding, end of period.” See discussion of the 2017 LTIP, 2019 LTIP and 2022 Incentive Plan below.

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Tax benefit from stock awards exercised	$152	$871	$206

EchoStar restricted stock unit and award activity associated with our employees was as follows:

	For the Year Ended December 31, 2024
	Restricted Stock Units/Awards	Weighted-Average Grant Date Fair Value
Total restricted stock units/awards outstanding, beginning of period	3,978	$120.95
Granted	74,375	$16.59
Vested	(16,291)	$81.84
Forfeited, cancelled and transferred (1)	29,166	$93.53
Total restricted stock units/awards outstanding, end of period	91,228	$34.08

(1)	Certain of these restricted stock units/awards include restricted stock units/awards that were granted to individuals who transferred to and/or from another EchoStar subsidiary not a part of DISH DBS.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes additional information about EchoStar stock options and restricted stock units and awards associated with our employees:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands, except per share amounts)
Stock options:
Weighted-average grant date fair value of options granted	$14.23	$34.42	$66.92
Intrinsic value of options exercised	$643	$—	$61

Restricted stock units and awards:
Weighted-average grant date fair value of units and awards granted	$16.59	$17.18	$84.56
Fair value of units and rewards vested	$235	$4,030	$874

Long-Term Performance-Based Plans

2017 LTIP. On December 2, 2016, EchoStar adopted a long-term, performance-based stock incentive plan (the “2017 LTIP”). The 2017 LTIP provided stock options, which were subject to vesting based on certain EchoStar-specific subscriber and financial performance conditions. Awards were initially granted under the 2017 LTIP as of January 1, 2017. Exercise of the stock awards was contingent on achieving these performance conditions by December 31, 2020, however, none of the performance conditions were achieved. This plan will expire on January 1, 2027 which as of December 31, 2024, would result in the cancellation of 297,645 stock options.

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

During the years ended December 31, 2023 and 2022, EchoStar determined that 85% and 89%, respectively, of the 2019 LTIP performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the years ended December 31, 2023 and 2022, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2023 and 2022, approximately 78% and 75%, respectively, of the 2019 LTIP awards had vested.

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

During each of the years ended December 31, 2024, 2023, and 2022, EchoStar determined that 100% of the 2022 Incentive Plan performance conditions were probable of achievement. As a result, non-cash, stock-based compensation expense was recorded for the years ended December 31, 2024, 2023 and 2022 as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.” As of December 31, 2024, 2023 and 2022, approximately 33%, 17% and 33%, respectively, of the 2022 Incentive Plan awards had vested.

The non-cash, stock-based compensation expense associated with these awards for our employees was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized (1)	2024	2023	2022

	(In thousands)
2022 Incentive Plan	$1,151	$5,573	$15,024
2019 LTIP	—	(1,631)	(131)
Other employee performance awards	—	281	3,711
Total non-cash, stock-based compensation expense recognized for performance-based awards	$1,151	$4,223	$18,604

(1)	“Non-Cash, Stock-Based Compensation Expense Recognized” includes actual forfeitures.

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2022 Incentive Plan

(In thousands)
Expense estimated to be recognized during 2025	$1,087
Estimated contingent expense subsequent to 2025	161
Total estimated remaining expense over the term of the plan	$1,248

Given the competitive nature of EchoStar’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of certain other EchoStar-specific subscriber, operational and/or financial performance conditions were not probable as of December 31, 2024, that assessment could change in the future.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Of the 3.1 million stock options and 91 thousand restricted stock units and awards outstanding under the EchoStar stock incentive plans associated with our employees as of December 31, 2024, the following awards were outstanding pursuant to the performance based stock incentive plans:

	As of December 31, 2024
Performance-Based Stock Options	Number of Awards	Weighted-Average Grant Price
2022 Incentive Plan	115,730	$14.67
2019 LTIP	163,321	$59.22
2017 LTIP	297,645	$163.64
Total	576,696	$104.17

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2024, 2023 and 2022 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Cost of services	$1,155	$2,240	$5,817
Selling, general and administrative	10,006	12,018	34,915
Total non-cash, stock-based compensation	$11,161	$14,258	$40,732

As of December 31, 2024, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $26 million and will be recognized over a weighted-average period of approximately 3.3 years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest.

Valuation

The fair value of each stock option granted for the years ended December 31, 2024, 2023 and 2022 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2024			2023			2022
Risk-free interest rate	3.58%	-	4.49%	3.58%	-	4.61%	1.35%	-	4.02%
Volatility factor	37.10%	-	46.39%	34.30%	-	41.25%	32.67%	-	34.84%
Expected term of options in years	3.3	-	6.7	4.1	-	6.6	4.1	-	6.0
Fair value of options granted	$5.15	-	$12.40	$7.40	-	$7.77	$5.97	-	$9.27

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We will continue to evaluate the assumptions used to derive the estimated fair value of EchoStar’s stock options as new events or changes in circumstances become known.

12.Commitments and Contingencies

Commitments

As of December 31, 2024, future maturities of our long-term debt, finance lease and contractual obligations are summarized as follows:

	Payments Due in the Years Ending December 31,
	Total	2025	2026	2027	2028	2029	Thereafter

	(In thousands)
Long-term debt obligations	$12,282,350	$749,465	$5,640,166	$838,859	$3,548,868	$1,501,599	$3,393
Interest expense on long-term debt	2,282,950	840,295	750,430	352,182	301,201	38,637	205
Other long-term obligations (1)	1,457,904	759,819	542,674	132,816	22,595	—	—
Operating lease obligations (2)	104,202	34,244	24,504	15,286	10,685	7,222	12,261
Purchase obligations	1,612,507	1,607,629	4,820	58	—	—	—
Total	$17,739,913	$3,991,452	$6,962,594	$1,339,201	$3,883,349	$1,547,458	$15,859

(1)	Represents obligations for satellite related executory costs, TT&C services and certain expenses associated with DISH Network’s Wireless segment.
(2)	See Note 7 for further information on leases.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.

The table above does not include $183 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 9, and are included on our Consolidated Balance Sheets as of December 31, 2024. We do not expect any portion of this amount to be paid or settled within the next 12 months.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5G Network Deployment

DISH Network initially invested a total of over $30 billion in wireless spectrum licenses. DISH Network’s wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. DISH Network continues to commercialize its wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G network (the “5G Network Deployment”). DISH Network currently expects capital expenditures, excluding capitalized interest, for its 5G Network Deployment to be approximately $10 billion, including amounts incurred in 2021, 2022, 2023 and 2024. DISH Network may need to make significant additional investments or partner with others to, among other things, continue its 5G Network Deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly.

In addition, as DISH Network continues its 5G Network Deployment, DISH Network has and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, DISH Network may need to raise additional capital, which may not be available on favorable terms or at all. DISH Network may also determine that additional wireless spectrum licenses may be required for its 5G Network Deployment, which will enhance its ability to compete effectively with other wireless service providers.

In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have made cash distributions and intercompany loans to partially finance these efforts to date and may make additional cash distributions or loans to finance, in whole or in part, DISH Network’s future efforts, including, among other things, any potential Northstar re-auction payment and SNR re-auction payment. There can be no assurance that DISH Network will be able to profitably deploy these wireless spectrum licenses.

See Note 15 “Commitments and Contingencies – 5G Network Deployment” in the Notes to EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2024 for further information.

Satellite Insurance

We generally do not carry commercial in-orbit insurance on any of the satellites we own. We generally do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited. In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Purchase Obligations

Our 2025 purchase obligations primarily consist of binding purchase orders for certain fixed contractual commitments to purchase programming content, receiver systems and related equipment, broadband equipment, digital broadcast operations, transmission costs, streaming delivery technology and infrastructure, engineering services, software and other products and services. In addition, our 2025 purchase obligations also include DISH Network’s purchase obligations for certain wireless devices related to its wireless business. Our purchase obligations may fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, which can materially impact our future operating asset and liability balances, and our future working capital requirements. The purchase obligations incurred by us on behalf of DISH Network’s Wireless segment will be either paid directly by DISH Network or settled monthly as part of our centralized cash management system with our parent, DISH Network.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In an order dated January 31, 2023, the Court granted in part and denied in part DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for summary judgment. Thereafter, ClearPlay narrowed its case to three asserted claims: one under the 799 patent and two under the 970 patent. Following a two-week trial, on March 10, 2023, the jury returned a verdict that DISH Network L.L.C. and DISH Technologies L.L.C. infringed each of the asserted patent claims (though not willfully), and awarded damages of $469 million. That verdict became moot on March 21, 2023, when the trial court indicated that it would grant DISH Network L.L.C.’s and DISH Technologies L.L.C.’s motion for judgment as a matter of law, thus effectively vacating the jury award. On June 2, 2023, the Court entered its formal order granting judgment as a matter of law. On December 12, 2023, the Court denied ClearPlay’s motion to alter or amend the judgment. ClearPlay has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit and briefing was completed on November 27, 2024.

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

Data Breach Class Actions

On May 9, 2023, Susan Owen-Brooks, an alleged customer, filed a putative class action complaint against DISH Network, our parent, in the United States District Court for the District of Colorado. She purports to represent a nationwide class of all individuals in the United States who allegedly had private information stolen as a result of the February 23, 2023 Cybersecurity Incident (and a North Carolina statewide subclass of the same individuals). Since that filing, ten additional putative class action complaints have been filed in the United States District Court for the District of Colorado, purporting to represent the same nationwide class of people, and Owen-Brooks has filed an amended complaint. On August 2, 2023, the Court issued an order consolidating the first ten cases (the eleventh was dismissed) and, on November 16, 2023 and January 16, 2024, the plaintiffs filed consolidated amended class action complaints. On September 27, 2024, the Court granted DISH Network’s motion to dismiss the First Amended Consolidated Class Action Complaint as to eight of the eleven named plaintiffs and as to certain causes of action. On October 29, 2024, the Plaintiffs filed the operative Second Amended Consolidated Class Action Complaint, which deletes the allegations as to the dismissed plaintiffs and causes of action, leaving three named plaintiffs and causes of action for negligence, negligence per se, breach of implied contract, and declaratory judgment.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In May 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 710 patent and the 122 patent and, on December 9, 2024, the United States Patent and Trademark Office issued final written decisions invalidating 38 of the 39 challenged claims. On January 13, 2025, Digital Broadcasting Solutions filed a notice of appeal of those final written decisions, and on February 7, 2025, DISH Network L.L.C. and DISH Technologies L.L.C. cross-appealed as to the single patent claim that wasn’t invalidated. The underlying case has been stayed since May 9, 2024, pending resolution of the petitions before the United States Patent and Trademark Office and any related appeals.

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

Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV. On September 7, 2023, the Court granted the motion of DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation to dismiss the claims arising from the 7,566 patent and the 910 patent on the grounds that they claimed in eligible subject matter. In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the 0,566 patent, and the 681 patent. In July and August 2024, the United States Patent and Trademark Office agreed to institute proceedings on the petitions challenging the 249 patent and the 518 patent, but denied institution on the remaining petitions. On February 24, 2025, the Court granted other defendants’ motions to dismiss the claims arising from the 213 patent, the 422 patent, the 601 patent and the 802 patent on the grounds that they claimed in eligible subject matter.

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

Lingam Securities Class Action (formerly Jaramillo)

On March 23, 2023, a securities fraud class action complaint was filed against DISH Network and Messrs. Ergen, Carlson and Orban in the United States District Court for the District of Colorado. The complaint was brought on behalf of a putative class of purchasers of DISH Network’s securities during the February 22, 2021 to February 27, 2023 class period. In general, the complaint alleged that DISH Network’s public statements during that period were false and misleading and contained material omissions, because they did not disclose that DISH Network allegedly maintained a deficient cybersecurity and information technology infrastructure, were unable to properly secure customer data and DISH Network’s operations were susceptible to widespread service outages.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Realtime Data LLC and Realtime Adaptive Streaming LLC

On June 6, 2017, Realtime Data LLC d/b/a IXO (“Realtime”) filed an amended complaint in the United States District Court for the Eastern District of Texas (the “Original Texas Action”) against EchoStar, DISH Network; our wholly-owned subsidiaries DISH Network L.L.C., DISH Technologies L.L.C. (then known as EchoStar Technologies L.L.C.), Sling TV L.L.C., Sling Media L.L.C. and EchoStar’s wholly-owned subsidiary Hughes Network Systems, L.L.C. (“HNS”); and Arris Group, Inc. Realtime’s initial complaint in the Original Texas Action, filed on February 14, 2017, had named only EchoStar and HNS as defendants.

The amended complaint in the Original Texas Action alleges infringement of United States Patent No. 8,717,204 (the “204 patent”), entitled “Methods for encoding and decoding data”; United States Patent No. 9,054,728 (the “728 patent”), entitled “Data compression systems and methods”; United States Patent No. 7,358,867 (the “867 patent”), entitled “Content independent data compression method and system”; United States Patent No. 8,502,707 (the “707 patent”), entitled “Data compression systems and methods”; United States Patent No. 8,275,897 (the “897 patent”), entitled “System and methods for accelerated data storage and retrieval”; United States Patent No. 8,867,610 (the “610 patent”), entitled “System and methods for video and audio data distribution”; United States Patent No. 8,934,535 (the “535 patent”), entitled “Systems and methods for video and audio data storage and distribution”; and United States Patent No. 8,553,759 (the “759 patent”), entitled “Bandwidth sensitive data compression and decompression.” Realtime alleges that DISH Network’s, Sling TV L.L.C.’s, Sling Media L.L.C’s and Arris Group, Inc.’s streaming video products and services compliant with various versions of the H.264 video compression standard infringe the 897 patent, the 610 patent and the 535 patent, and that the data compression system in HNS’ products and services infringes the 204 patent, the 728 patent, the 867 patent, the 707 patent and the 759 patent.

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

On July 3, 2018, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of each of the asserted patents. On January 31, 2019, the United States Patent and Trademark Office agreed to institute proceedings on DISH Network’s petitions, and it held trial on the petitions on December 5, 2019. On January 17, 2020, the United States Patent and Trademark Office terminated the petitions as time-barred, but issued a final written decision invalidating the 535 patent to third parties that had timely joined in DISH Network’s petition (and, on January 10, 2020, issued a final written decision invalidating the 535 patent in connection with a third party’s independent petition). On March 16, 2020, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a notice of appeal from the terminated petitions to the United States Court of Appeals for the Federal Circuit. On June 29, 2020, the United States Patent and Trademark Office filed a notice of intervention in the appeal. On March 16, 2021, the Court of Appeals dismissed the appeal for lack of jurisdiction. On April 29, 2021, Sling TV L.L.C., Sling Media L.L.C., DISH Network L.L.C., and DISH Technologies L.L.C. filed a petition for rehearing, which was denied on June 28, 2021. On January 12, 2021, Realtime Adaptive Streaming filed a notice of dismissal of its claims on the 535 patent.

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

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and on August 23, 2024, that Court vacated the exceptionality finding and remanded for further consideration of the issue. On November 26, 2024, the United States Court of Appeals for the Federal Circuit denied DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C.’s petition seeking rehearing en banc. On February 5, 2024, on remand, the District Court denied the motion to declare the case exceptional. On March 6, 2025, DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. filed a notice of appeal of that order.

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

On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent, and on June 26, 2024, the United States Patent and Trademark Office agreed to institute proceedings on that petition. On August 28, 2023, the Court stayed the case pending resolution of the petition. On October 3, 2024, in connection with a third party’s petition citing different prior art, the United States Patent and Trademark Office invalidated all claims asserted against DISH Network L.L.C. and DISH Technologies L.L.C. Because SafeCast Limited did not appeal that decision, on January 27, 2025, the United States Patent and Trademark Office issued a certificate canceling the challenged claims.

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

On April 20, 2022, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a petition with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of one of the asserted claims of the 213 patent, and reexamination was ordered on June 16, 2022. On November 13, 2023, the United States Patent and Trademark Office confirmed the patentability of the challenged claim. On January 18, 2023, DISH Network L.L.C., DISH Technologies L.L.C. and Sling TV L.L.C. filed a second petition requesting ex parte reexamination of the validity of the four other asserted claims of the 213 patent, reexamination was ordered on April 17, 2023 and it remains pending. On October 17, 2024, the Court ordered that the stay of the case, which had been entered for the pendency of the original petitions before the United States Patent and Trademark Office, would remain in place pending the outcome of Sound View’s appeal in a parallel action against Hulu.

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

On July 14, 2016, TQ Delta stipulated to dismiss with prejudice all claims related to the 369 patent and the 956 patent. On July 20, 2016, DISH Network filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims of the 404 patent and the 268 patent that have been asserted against DISH Network. Third parties filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims that have been asserted against us in the action. On November 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on the third-party petitions related to the 158 patent, the 243 patent, the 412 patent and the 430 patent.

On December 20, 2016, pursuant to a stipulation of the parties, the Court stayed the case until the resolution of all petitions to the United States Patent and Trademark Office challenging the validity of all of the patent claims at issue. On January 19, 2017, the United States Patent and Trademark Office granted DISH Network’s motions to join the instituted petitions on the 430 and 158 patents.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on DISH Network’s petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent. On February 27, 2017, the United States Patent and Trademark Office granted DISH Network’s motions to join the instituted petitions on the 243 and 412 patents. On October 26, 2017, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 158 patent, the 243 patent, the 412 patent and the 430 patent, and it invalidated all of the asserted claims of those patents.

On February 7, 2018, the United States Patent and Trademark Office issued final written decisions on the petitions challenging the 404 patent, and it invalidated all of the asserted claims of that patent on the basis of DISH Network’s petition. On February 10, 2018, the United States Patent and Trademark Office issued a final written decision on DISH Network’s petition challenging the 268 patent, and it invalidated all of the asserted claims.

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

On December 28, 2020, the United States Patent and Trademark Office issued a final written decision upholding the validity of the challenged claims of the 273 patent. Sling TV L.L.C. appealed that decision to the United States Court of Appeals for the Federal Circuit, and on February 2, 2022, the Federal Circuit vacated the final written decision and remanded to the United States Patent and Trademark Office to reconsider its ruling. On remand, on September 7, 2022, the United States Patent and Trademark Office issued a revised final written decision finding all challenged claims of the 273 patent invalid. Uniloc filed a notice of appeal of that revised final written decision to the United States Court of Appeals for the Federal Circuit and on September 4, 2024, that court affirmed the United States Patent and Trademark Office’s invalidity finding.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

U.S. Bank Trust Company

On April 26, 2024, U.S. Bank Trust Company, in its capacity as Trustee under the Indentures for DISH DBS Corporation’s 5.75% Senior Secured Notes due 2028 and 7.75% Senior Notes due 2026, filed an action in state court in New York City against DISH DBS Corporation, DISH Network L.L.C., EchoStar Intercompany Receivable Company L.L.C., DISH DBS Issuer LLC, and DBS Intercompany Receivable L.L.C. In its complaint, the Trustee contends that certain intracompany asset transfers in January 2024 breached the Indentures for those Notes, and that the transfers were intentional and constructive fraudulent transfers under the Colorado Uniform Fraudulent Transfer Act. The Trustee seeks a declaratory judgment that DISH DBS Corporation breached the Indentures and that an Event of Default occurred under the DBS Indentures. It further asks the Court to unwind certain intracompany asset transfers and to award damages. On May 13, 2024, the defendants removed the case to the United States District Court for the Southern District of New York and, on June 28, 2024, filed a motion to dismiss the complaint. Rather than opposing the motion, on July 18, 2024, the Trustee filed a first amended complaint, which added a new declaratory judgment claim challenging certain intercompany advances and new factual allegations challenging a certification of compliance with the DBS Indentures. On January 22, 2025, with permission from the Court, the Trustee filed a second amended complaint, which added allegations regarding our New DISH DBS Financing, a related intercompany loan, and the DIRECTV Transaction.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On August 25, 2023, the FCC provided a sworn declaration stating that “the FCC considers … SNR and Northstar to have fully and timely satisfied their obligations to pay money to the Government arising from the AWS-3 Auction.” On that basis, on September 22, 2023, the Defendants filed a motion seeking partial summary judgment of no damages. On September 26, 2023, the Court denied the motion as premature. On March 8, 2024, the United States filed a motion to exercise its statutory prerogative to intervene in the case for the purpose of moving to dismiss it with prejudice, stating that the case is “unlikely to vindicate the United States’ interests and would needlessly expend the Government’s and this Court’s resources.” On November 21, 2024, a magistrate judge held a hearing on the motion.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.Segment Reporting

We currently operate one primary business segment, Pay-TV. See Note 1 for further information. Our chief operating decision maker (“CODM”) is our President and Chief Executive Officer. “OIBDA,” defined as “Operating income (loss)” plus “Depreciation and amortization,” is the primary measure used by our CODM to evaluate segment operating performance. The CODM regularly reviews budget-to-actual variances of OIBDA when evaluating segment performance and allocating resources to each segment. The CODM is not regularly provided assets on a segment basis; therefore, such information is not presented.

	For the Years Ended December 31,
Pay-TV	2024	2023	2022

	(in thousands)
Revenue
Revenue from external customers:
Service revenue	$10,564,288	$11,320,526	$12,281,346
Equipment sales and other revenue	53,749	153,699	96,862
Total Revenue	10,618,037	11,474,225	12,378,208

Operating Expenses
Cost of services:
Programming	5,056,847	5,298,052	5,581,395
Connectivity services (1)	399,844	416,739	420,255
Other (2)	1,234,958	1,385,752	1,525,913
Total cost of services	6,691,649	7,100,543	7,527,563
Cost of services - equipment and other	73,384	78,219	79,905
Selling, general and administrative expenses:
Subscriber acquisition costs	425,227	687,333	879,527
General and administrative expenses	639,317	688,575	714,196
Total selling, general and administrative expenses	1,064,544	1,375,908	1,593,723
Impairment of long-lived assets and goodwill	—	6,457	—

OIBDA (3)	2,788,460	2,913,098	3,177,017

Depreciation and amortization	276,031	315,660	354,361
Total costs and expenses	8,105,608	8,876,787	9,555,552

Operating income (loss)	$2,512,429	$2,597,438	$2,822,656

Unallocated Amounts
Interest income	306,669	464,939	440,412
Interest expense, net of amounts capitalized	(816,494)	(753,162)	(871,530)
Other, net	(65,174)	518	4,466
Total other income (expense)	(574,999)	(287,705)	(426,652)

Income (loss) before income taxes	1,937,430	2,309,733	2,396,004
Income tax (provision) benefit, net	(489,850)	(565,104)	(585,259)
Net income (loss)	$1,447,580	$1,744,629	$1,810,745

Purchases of property and equipment, net of refunds	$88,756	$132,607	$122,477

(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, satellite and transmission, and other related costs.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
(3)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors.

Geographic Information. Revenue is attributed to geographic regions based upon the customer billing location. Long-lived assets are associated with the geographic regions based upon the location where the asset resides. All revenue was derived from North America, with all service revenue coming from the United States. Substantially all of our long-lived assets reside in the United States.

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Years Ended December 31,
Category:	2024	2023	2022
		(In thousands)
Pay-TV subscriber and related revenue	$10,564,288	$11,320,526	$12,281,346
Pay-TV equipment sales and other revenue	53,749	153,699	96,862
Total	$10,618,037	$11,474,225	$12,378,208

14.Revenue Recognition

Contract Balances

Our allowance for credit losses as of December 31, 2024, 2023 and 2022 were as follows:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Balance at beginning of period	$34,884	$40,642	$32,861
Current period provision for expected credit losses	56,628	56,047	75,245
Write-offs charged against allowance	(49,242)	(61,805)	(67,464)
Balance at end of period	$42,270	$34,884	$40,642

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Consolidated Balance Sheets.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes our contract liability balances:

	As of December 31,
	2024	2023

	(In thousands)
Contract liabilities	$386,638	$427,319

Our beginning of period contract liability recorded as customer contract revenue during 2024 was $425 million.

Performance Obligations

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of our future revenue.

Contract Acquisition Costs

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Balance at beginning of period	$175,685	$230,146	$298,112
Additions	69,130	71,931	86,740
Amortization expense	(96,643)	(126,392)	(154,706)
Balance at end of period	$148,172	$175,685	$230,146

15.Related Party Transactions

Related Party Transactions with DISH Network, our parent, and EchoStar, our ultimate parent.

The following table summarizes our notes receivable balances with DISH Network:

	As of December 31, 2024
Notes Receivable - DISH Network	Principal	Accrued Interest Receivable

Intercompany Loan - DISH Network - 2028 Tranche	$2,844,401	$14,222
Q2 2024 Notes Receivable - DISH Network (1)	1,576,518	—
Q3 2024 Notes Receivable - DISH Network (1)	492,770	—
Total Notes Receivable - DISH Network	$4,913,689	$14,222

(1)	Interest is recorded monthly as paid in kind.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Intercompany Loan – DISH Network”

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 (our “Senior Secured Notes”) and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The Intercompany Loan is secured by: (i) the cash proceeds of the loan and (ii) an interest in the wireless spectrum licenses acquired using such proceeds. Such collateral may be replaced by other then-existing wireless spectrum licenses held directly or indirectly by DISH Network of equivalent value (based upon a third-party valuation). The Intercompany Loan will mature in two tranches, with the first tranche maturing on December 1, 2026 (the “2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “2028 Tranche”). The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network under the 2026 Tranche. Interest accrues and is payable semiannually, and interest payments with respect to the Intercompany Loan are, at DISH Network’s option, payable in kind for the first two years. In the third year, beginning November 2023, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan must be paid in cash. Thereafter, beginning in November 2024, interest payments must be paid in cash. Interest accrues: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.50% per annum in excess of the Cash Accrual Rate for the applicable tranche.

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

During the years ended December 31, 2024 and 2023, we recorded $179 million and $441 million, respectively, of “Interest income” on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2024 and 2023, “Notes Receivable – DISH Network, including interest” on our Consolidated Balance Sheets related to the Intercompany Loan – 2028 Tranche was $2.844 billion and $7.496 billion, respectively, including interest paid in kind, respectively. In addition, as of December 31, 2024 and 2023, “Interest receivable – DISH Network” on our Consolidated Balance Sheets was $14 million which must be paid in cash and $37 million ($18 million which was paid in cash and $19 million which was paid in kind), respectively.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Q2 2024 Notes Receivable – DISH Network”

Our ordinary course business practice routinely involves entities within our corporate family making intercompany loans, which are part of our routine cash management system, and consistent with many years of past practice.  Such advances are obligations of the recipient entity and an asset of the advancing entity within our corporate family, and historically are short duration in nature.  Effective for the quarter ended June 30, 2024, we and DISH Network determined that the balance of such intercompany loans previously classified as current “Advances to affiliates” on our Condensed Consolidated Balance Sheets had become longer-term in nature.

As a result, in June 2024, we and DISH Network entered into an intercompany loan (the “Q2 2024 Notes Receivable – DISH Network”) with an initial principal amount of $1.508 billion. The Q2 2024 Notes Receivable – DISH Network matures on August 13, 2028. Interest accrues and is payable monthly and interest payments shall be payable “in kind” and shall be added to the principal amount of the loan on each interest payment date. The interest rate with respect to the Q2 2024 Notes Receivable – DISH Network is at a variable rate subject to adjustments based on, among other things, the weighted average cost of borrowing. During the year ended December 31, 2024, we recorded $74 million of “Interest income” related to the above on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2024, the total Q2 2024 Notes Receivable – DISH Network amount outstanding plus interest paid in kind was $1.577 billion. This is recorded in “Notes Receivable – DISH Network, including interest” on our Consolidated Balance Sheets.

“Q3 2024 Notes Receivable – DISH Network”

During the quarter ended September 30, 2024, we and DISH Network entered into an intercompany loan (the “Q3 2024 Notes Receivable – DISH Network”) with an initial principal amount of $481 million. The Q3 2024 Notes Receivable – DISH Network matures on November 13, 2028. Interest accrues and is payable monthly and interest payments shall be payable “in kind” and shall be added to the principal amount of the loan on each interest payment date. The interest rate with respect to the Q3 2024 Notes Receivable – DISH Network is at a variable rate subject to adjustments based on, among other things, the weighted average cost of borrowing. During the year ended December 31, 2024, we recorded $13 million of “Interest income” related to the above on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2024, the total Q3 2024 Notes Receivable – DISH Network amount outstanding plus interest paid in kind was $493 million. This is recorded in “Notes Receivable – DISH Network, including interest” on our Consolidated Balance Sheets.

“Cost of services”

During the years ended December 31, 2024, 2023 and 2022, we incurred $209 million, $206 million and $194 million, respectively, for satellite capacity leased from DISH Network and TT&C and other professional services provided to us by DISH Network. DISH Network is a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The agreements pertaining to these expenses are discussed below.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellite Capacity Leased from DISH Network. We lease satellite capacity on satellites owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. See “Satellites” in Note 6 for further information. The term of each lease is set forth below:

●	EchoStar X, XI, XIV and XVI. We lease all available capacity on the EchoStar X, XI, XIV and XVI satellites from a wholly-owned subsidiary of DISH Network. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.

●	EchoStar XXIII. On March 1, 2023, we began leasing certain capacity on the EchoStar XXIII satellite from a wholly-owned subsidiary of DISH Network on a month to month basis.

●	Nimiq 5. DISH Network had a 15-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location with the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. We were receiving transponder service on all 32 of the DBS transponders on this satellite from DISH Network. As discussed in Note 6, “Property and Equipment and Intangible Assets,” the Nimiq 5 lease was accounted for as a finance lease until the fourth quarter of 2024. Expenses related to this lease were recorded in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the years ended December 31, 2024, 2023 and 2022, we recorded $26 million, $34 million and $34 million of “Depreciation and amortization” expense related to Nimiq 5, respectively, and $1 million, $5 million and $8 million of “Interest expense, net of amounts capitalized,” respectively. During October 2024, DISH Network extended the Nimiq 5 lease and, as a result of the new terms, our lease is accounted for as an operating lease. We are currently receiving transponder service on 31 of the DBS transponders on this satellite from DISH Network and this number will periodically decrease down to 16 transponders in 2026.

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

“Selling, general and administrative expenses”

During the years ended December 31, 2024, 2023 and 2022, we incurred $23 million, $9 million and $11 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Agreements

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to our parent’s broadband, wireless and other operations. During the years ended December 31, 2024, 2023 and 2022, the costs associated with these services were $134 million, $115 million and $116 million, respectively.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Related Party Transactions with NagraStar L.L.C.

We own a 50% interest in NagraStar, a joint venture that is our primary provider of encryption and related security systems intended to assure that only authorized customers have access to our programming. Certain payments related to NagraStar are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, certain other payments are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Selling, general and administrative expenses” or “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed. We record all payables in “Trade accounts payable” or “Other accrued expenses and liabilities” on our Consolidated Balance Sheets. Our investment in NagraStar is accounted for using the equity method.

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$32,508	$37,068	$43,416

		As of December 31,
		2024	2023

		(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar		$5,569	$9,821
Commitments to NagraStar		$883	$1,727