Form 10-Q
period 2025-03-31
DISH DBS CORP
filed 2025-05-13
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of May 9, 2025, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.

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

SUMMARY OF RISK FACTORS

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.

●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

i

●	We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	Changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.

●	The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.

ii

●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

●	Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we have made and may continue to make funds available to DISH Network in the form of cash distributions or loans in connection with the development of DISH Network’s wireless business.

●	Our Senior Secured Notes (defined herein) are subordinated to our existing unsecured notes and certain future unsecured notes with respect to certain realizations under the Intercompany Loan (defined herein) and any collateral pledged as security therefor.

●	We will need additional capital, which may not be available on favorable terms or at all, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.

●	Our ultimate parent, EchoStar, is controlled by one principal stockholder, who is also our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) filed with the Securities and Exchange Commission (“SEC”), those discussed in “Management’s Narrative Analysis of Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC. All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear. Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements. The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

iii

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$639,776	$419,087
Current restricted cash, cash equivalents and marketable investment securities	172,856	150,898
Trade accounts receivable, net of allowance for credit losses of $46,353 and $42,270, respectively	519,031	592,355
Inventory	159,624	183,202
Interest receivable - DISH Network (Note 11)	56,888	14,222
Prepaids and other assets	127,925	118,070
Other current assets	2,457	1,588
Total current assets	1,678,557	1,479,422

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	59,290	58,676
Property and equipment, net	600,588	624,769
Regulatory authorizations, net	611,794	611,794
Other investments, net	22,120	22,641
Operating lease assets	88,980	81,024
Notes Receivable - DISH Network (Note 11)	4,949,085	4,913,689
Other noncurrent assets, net	93,806	99,908
Total noncurrent assets	6,425,663	6,412,501
Total assets	$8,104,220	$7,891,923

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$198,839	$207,531
Deferred revenue and other	417,858	416,156
Accrued programming	1,284,309	1,339,072
Accrued interest	187,492	153,409
Other accrued expenses and liabilities	404,405	373,915
Current portion of debt, finance lease and other obligations (Note 7)	811,569	744,556
Total current liabilities	3,304,472	3,234,639

Long-Term Obligations, Net of Current Portion:
Long-term debt, finance lease and other obligations, net of current portion (Note 7)	11,193,044	11,402,894
Deferred tax liabilities, net	191,904	205,064
Operating lease liabilities	58,876	52,156
Long-term deferred revenue and other long-term liabilities	209,981	203,190
Total long-term obligations, net of current portion	11,653,805	11,863,304
Total liabilities	14,958,277	15,097,943

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,559,751	1,558,325
Accumulated other comprehensive income (loss)	(3,048)	(3,047)
Accumulated earnings (deficit)	(8,410,760)	(8,761,298)
Total stockholder’s equity (deficit)	(6,854,057)	(7,206,020)
Total liabilities and stockholder’s equity (deficit)	$8,104,220	$7,891,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Revenue:
Service revenue	$2,514,466	$2,687,040
Equipment sales and other revenue	12,033	20,297
Total revenue	2,526,499	2,707,337

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	1,595,853	1,699,945
Cost of sales - equipment and other	9,404	14,763
Selling, general and administrative expenses	238,997	285,445
Depreciation and amortization	59,038	70,680
Total costs and expenses	1,903,292	2,070,833

Operating income (loss)	623,207	636,504

Other Income (Expense):
Interest income	84,981	59,327
Interest expense, net of amounts capitalized	(243,239)	(184,854)
Other, net (Note 4)	(490)	(569)
Total other income (expense)	(158,748)	(126,096)

Income (loss) before income taxes	464,459	510,408
Income tax (provision) benefit, net	(113,921)	(124,867)
Net income (loss)	$350,538	$385,541

Comprehensive Income (Loss):
Net income (loss)	$350,538	$385,541
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	23
Unrealized holding gains (losses) on available-for-sale debt securities	1	—
Deferred income tax (expense) benefit, net	(1)	(7)
Total other comprehensive income (loss), net of tax	(1)	16
Comprehensive income (loss)	$350,537	$385,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2023	$—	$1,547,164	$(2,501)	$(5,490,361)	$(3,945,698)
Non-cash, stock-based compensation	—	1,987	—	—	1,987
Other comprehensive income (loss)	—	—	16	—	16
Intercompany Loan - 2026 Tranche	—	—	—	(4,718,517)	(4,718,517)
Net income (loss)	—	—	—	385,541	385,541
Balance, March 31, 2024	$—	$1,549,151	$(2,485)	$(9,823,337)	$(8,276,671)

Balance, December 31, 2024	$—	$1,558,325	$(3,047)	$(8,761,298)	$(7,206,020)
Non-cash, stock-based compensation	—	1,426	—	—	1,426
Other comprehensive income (loss)	—	—	(1)	—	(1)
Net income (loss)	—	—	—	350,538	350,538
Balance, March 31, 2025	$—	$1,559,751	$(3,048)	$(8,410,760)	$(6,854,057)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$350,538	$385,541
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	59,038	70,680
Non-cash, stock-based compensation	1,426	1,987
Deferred tax expense (benefit)	(13,160)	(16,662)
Changes in allowance for credit losses	4,083	(591)
Other, net	36,836	15,059
Non-cash interest income - DISH Network	(35,396)	(26,150)
Changes in operating assets and operating liabilities, net	42,892	58,439
Net cash flows from operating activities	446,257	488,303

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	(17,454)	160
Purchases of property and equipment (Note 6)	(37,359)	(26,693)
Notes Receivable - DISH Network (Note 11)	—	(555,272)
Other, net	1,002	8,770
Net cash flows from investing activities	(53,811)	(573,035)

Cash Flows From Financing Activities:
Repayment of long-term debt, finance lease and other obligations	—	(10,111)
Redemption and repurchases of senior notes	(166,667)	—
Other, net	27	—
Net cash flows from financing activities	(166,640)	(10,111)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	225,806	(94,843)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	628,661	428,621
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$854,467	$333,778

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

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of March 31, 2025, we had 7.397 million Pay-TV subscribers in the United States, including 5.503 million DISH TV subscribers and 1.894 million SLING TV subscribers.

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

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Certain prior period amounts have been reclassified to conform to the current period presentation.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities (“VIEs”) where we have been determined to be the primary beneficiary. The portion of equity in a subsidiary not attributable, directly or indirectly, to us are recorded as noncontrolling interests or redeemable noncontrolling interests. Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments, which will be initially recorded at cost, and based on observable market prices, will be adjusted to their fair value. We record fair value adjustments in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, inputs or outputs used to recognize revenue over time, including the relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, estimates of the timing of future cash flows used to pay principal on certain debt obligations, nonrefundable upfront fees, independent third-party retailer incentives, programming expenses, subscriber lives and likelihood of certain contingent events. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

As of March 31, 2025 and December 31, 2024, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt, finance lease and other obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values of our marketable investment securities are measured on a recurring basis based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Additionally, we use fair value measurements from time to time in connection with other investments, asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy. Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. See Note 4 for the fair value of our marketable investment securities.

Fair values for our publicly traded debt securities are based on quoted market prices, when available. The fair values of private debt are based on, among other things, available trade information, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities. See Note 7 for the fair value of our debt.

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $43 million and $55 million for the three months ended March 31, 2025 and 2024, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $7 million for each of the three months ended March 31, 2025 and 2024.

New Accounting Pronouncements

Not Yet Adopted

Income Taxes. On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard will be effective for fiscal years beginning after December 15, 2024. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and we expect the adoption of the standard will impact certain of our income tax disclosures.

Disaggregation of Income Statement Expenses. On November 5, 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which will enhance financial statement reporting by providing additional information about specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization. This standard will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2024-03 will have on our condensed consolidated financial statements, related disclosures and control environment.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Cash paid for interest	$181,928	$114,798
Cash paid for income taxes, net of (refunds)	1,564	(4,483)
Cash paid for income taxes to DISH Network	117,645	185,090
Intercompany Loan - 2026 Tranche	—	4,718,517

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

Centralized Cash Management System

Our parent, DISH Network, provides a centralized system for the management of our restricted and unrestricted cash, cash equivalents, and marketable investment securities as it does for all of its subsidiaries to, among other reasons, maximize yield of the portfolio.  As a result, the restricted and unrestricted cash, cash equivalents, and marketable investment securities included on our Condensed Consolidated Balance Sheets are a component or portion of the overall restricted and unrestricted cash, cash equivalents, and marketable investment securities portfolio included on DISH Network’s Condensed Consolidated Balance Sheets and are managed by DISH Network.  We are reflecting the purchases and sales of marketable investment securities on a net basis for each period presented on our Condensed Consolidated Statements of Cash Flows as we believe the net presentation is more meaningful to our cash flows from investing activities.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	March 31,	December 31,
	2025	2024

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$—	$—
Restricted marketable investment securities (1)	17,455	—
Total marketable investment securities	17,455	—

Restricted cash and cash equivalents (1)	214,691	209,574

Other investments, net:
Equity method investments	19,919	20,440
Other investments	2,201	2,201
Total other investments, net	22,120	22,641

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$254,266	$232,215

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Current restricted cash, cash equivalents and marketable investment securities” and “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets and discussed below.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2025 and December 31, 2024, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

Current restricted cash, cash equivalents and marketable investment securities. As of March 31, 2025 and December 31, 2024, we had $173 million and $151 million, respectively, included in “Current restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets that primarily consists of funds received by our subsidiary, DISH DBS Issuer LLC (“DBS SubscriberCo”), from subscriber payments and certain other revenue, which are required to be restricted per the terms of the debt issued by DBS SubscriberCo. DBS SubscriberCo holds certain DISH TV subscribers and their related subscription and equipment agreements which collateralizes certain debt obligations.

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In thousands)
Cash and cash equivalents (including restricted):
Cash	$89,716	$—	$—	$89,716	$124,360	$—	$—	$124,360
Cash equivalents	319,431	445,320	—	764,751	463,394	40,907	—	504,301
Total	$409,147	$445,320	$—	$854,467	$587,754	$40,907	$—	$628,661

Debt securities (including restricted):
U.S. Treasury and agency securities	$5,414	$—	$—	$5,414	$—	$—	$—	$—
Commercial paper	—	11,949	—	11,949	—	—	—	—
Corporate securities	—	—	—	—	—	—	—	—
Other	—	92	—	92	—	—	—	—
Total	$5,414	$12,041	$—	$17,455	$—	$—	$—	$—

As of March 31, 2025, restricted and non-restricted marketable investment securities included debt securities of $17 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended
	March 31,
Other, net:	2025	2024

	(In thousands)
Equity in earnings (losses) of affiliates	$(481)	$(708)
Other	(9)	139
Total	$(490)	$(569)

5.Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2025	2024

	(In thousands)
Finished goods	$128,073	$149,172
Work-in-process and service repairs	24,685	27,415
Raw materials	6,866	6,615
Total inventory	$159,624	$183,202

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			March 31,	December 31,
	(In Years)			2025	2024

				(In thousands)
Equipment leased to customers	2	-	5	$969,636	$1,002,518
EchoStar XV		15		277,658	277,658
EchoStar XVIII		15		411,255	411,255
Furniture, fixtures, equipment and other	2	-	10	746,984	746,585
Software and computer equipment	3	-	5	684,378	670,503
Buildings and improvements	5	-	40	290,162	288,573
Land		-		12,007	12,007
Construction in progress		-		36,726	34,232
Total property and equipment				3,428,806	3,443,331
Accumulated depreciation				(2,828,218)	(2,818,562)
Property and equipment, net (1)				$600,588	$624,769

(1)	As of March 31, 2025 and December 31, 2024, there were no refunds and other receipts of purchases of property and equipment.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Equipment leased to customers	$32,725	$36,868
Satellites	11,482	20,073
Buildings, furniture, fixtures, equipment and other	5,933	4,008
Software and computer equipment	8,898	9,731
Total depreciation and amortization	$59,038	$70,680

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

As of March 31, 2025, our Pay-TV satellite fleet consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV (1)	July 2010	61.5	N/A
EchoStar XVIII	June 2016	61.5	N/A

Under Construction:
EchoStar XXV	2026	110	N/A

Leased from DISH Network (2):
EchoStar X	February 2006	110	February 2026
EchoStar XI	July 2008	110	February 2026
EchoStar XIV	March 2010	119	February 2026
EchoStar XVI	November 2012	61.5	January 2026
EchoStar XXIII	March 2017	110	Month to Month
Nimiq 5	September 2009	72.7	Month to Month

Leased from Other Third-Party:
Anik F3 (3)	April 2007	118.7	April 2025

(1)	During April 2025, the EchoStar XV satellite began the process of relocating from the 61.5 degree orbital location to the 119 degree orbital location. The relocation process is expected to be completed by the third quarter of 2025.
(2)	See Note 11 for further information on our Related Party Transactions with DISH Network.
(3)	As of April 2025, we no longer lease this satellite.

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

7.	Debt and Finance Lease Obligations

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2025 and December 31, 2024:

		As of
		March 31, 2025		December 31, 2024
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
Term Loan due 2025 (1)	DBS SubscriberCo	$333,333	$333,333	$500,000	$500,000
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,745,000	2,000,000	1,678,640
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,530,000	2,750,000	2,507,780
7 3/8% Senior Notes due 2028	DDBS	1,000,000	714,160	1,000,000	715,680
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	2,122,900	2,500,000	2,143,350
5 1/8% Senior Notes due 2029	DDBS	1,500,000	976,050	1,500,000	959,610
Term Loan due 2029 (2)	DBS SubscriberCo	1,800,000	1,800,000	1,800,000	1,800,000
Mandatorily Redeemable Preferred Shares due 2029 (2)(3)	DBS SubscriberCo	200,000	200,000	200,000	200,000
Other notes payable		32,350	32,350	32,350	32,350
Subtotal		12,115,683	$10,453,793	12,282,350	$10,537,410
Unamortized deferred financing costs and other debt discounts, net		(111,070)		(134,900)
Total		12,004,613		12,147,450
Less: current portion (2)		(811,569)		(744,556)
Total debt, finance lease and other obligations, net of current portion		$11,193,044		$11,402,894

(1)	During the three months ended March 31, 2025, we redeemed approximately $167 million of our Term Loan due 2025. The remaining balance of approximately $333 million is paid monthly and the final payment is due September 30, 2025.
(2)	A portion of the principal balance of these instruments is classified as “Current portion of debt, finance lease and other obligations” due to payment terms upon which we may pay a portion of principal balance based on estimated variable cash flows for certain Pay-TV business metrics which could change significantly based on actual performance.
(3)	Due to the June 30, 2029 mandatory redemption feature of this instrument, it is considered a debt instrument.

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

5G Network Deployment

DISH Network initially invested a total of over $30 billion in wireless spectrum licenses. DISH Network’s wireless spectrum licenses are subject to certain interim and final build-out requirements, as well as certain renewal requirements. DISH Network continues to commercialize its wireless spectrum licenses through the completion of the nation’s first cloud-native, Open Radio Access Network (“O-RAN”) based 5G VoNR and broadband network (the “5G Network”). DISH Network currently expects capital expenditures, excluding capitalized interest, for its 5G Network to be approximately $10 billion, including amounts incurred to date since 2021.

DISH Network may need to make significant additional investments or partner with others to, among other things, continue its 5G Network deployment and further commercialize, build-out and integrate these licenses and related assets and any additional acquired licenses and related assets, as well as to comply with regulations applicable to such licenses. Depending on the nature and scope of such activities, any such investments or partnerships could vary significantly. In addition, as DISH Network continues its 5G Network deployment, DISH Network has and may continue to incur significant additional expenses related to, among other things, research and development, wireless testing and ongoing upgrades to the wireless network infrastructure, software and third-party integration. As a result of these investments, among other factors, DISH Network will need to raise additional capital, which may not be available on favorable terms or at all. DISH Network may also determine that additional wireless spectrum licenses may be required for its 5G Network deployment, which will enhance its ability to compete effectively with other wireless service providers.

In connection with the development of DISH Network’s wireless business, including, without limitation, the efforts described above, we have made cash distributions and intercompany loans to partially finance these efforts to date and may make additional cash distributions or loans to finance, in whole or in part, DISH Network’s future efforts, including, among other things, any potential Northstar re-auction payment and SNR re-auction payment. There can be no assurance that DISH Network will be able to complete all build-out requirements or profitably deploy these wireless spectrum licenses.

See Note 10 “Commitments and Contingencies – Commitments – 5G Network” in the Notes to EchoStar’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 for further information.

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

Entropic has asserted the same patents in the same court against Comcast, Cox and DirecTV. On September 7, 2023, the Court granted the motion of DISH Network L.L.C., Dish Network Service L.L.C. and Dish Network California Service Corporation to dismiss the claims arising from the 7,566 patent and the 910 patent on the grounds that they claimed in eligible subject matter. In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the ’0,566 patent, and the ’681 patent. In July and August 2024, the United States Patent and Trademark Office agreed to institute proceedings on the petitions challenging the 249 patent and the 518 patent, but denied institution on the remaining petitions. On February 24, 2025, the Court granted other defendants’ motions to dismiss the claims arising from the 213 patent, the 422 patent, the 681 patent and the 802 patent on the grounds that they claimed in eligible subject matter. In a claim construction order issued on April 18, 2025, the Court found that the asserted claim of the 539 patent is invalid as indefinite.

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

In August 2023, the Court appointed a new lead plaintiff and lead plaintiff’s counsel, and on October 20, 2023, they filed a First Amended Complaint that abandoned the original allegations. In their First Amended Complaint, plaintiffs alleged that, during the class period, the defendants concealed problems concerning the 5G network buildout that prevented scaling and commercializing the network to obtain enterprise customers.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

After the defendants filed a motion to dismiss the First Amended Complaint, the plaintiffs filed a Second Amended Complaint, asserting the same theory, on February 23, 2024. The new complaint drops Erik Carlson, John Swieringa, Paul Orban and James Allen as individual defendants. The defendants filed a motion to dismiss the Second Amended Complaint, and on March 20, 2025, the Court granted the motion without granting plaintiffs permission to further amend. On April 18, 2025, the plaintiffs filed a notice of appeal.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and on August 23, 2024, that Court vacated the exceptionality finding and remanded for further consideration of the issue. On November 26, 2024, the United States Court of Appeals for the Federal Circuit denied DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C.’s petition seeking rehearing en banc. On February 5, 2025, on remand, the District Court denied the motion to declare the case exceptional. On March 6, 2025, DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. filed a notice of appeal of that order.

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

On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent, and on June 26, 2024, the United States Patent and Trademark Office agreed to institute proceedings on that petition. On August 28, 2023, the Court stayed the case pending resolution of the petition. On October 3, 2024, in connection with a third-party’s petition citing different prior art, the United States Patent and Trademark Office invalidated all claims asserted against DISH Network L.L.C. and DISH Technologies L.L.C. Because SafeCast Limited did not appeal that decision, on January 27, 2025, the United States Patent and Trademark Office issued a certificate canceling the challenged claims. As a result, DISH Network L.L.C. and DISH Technologies L.L.C. have moved to terminate their now-moot petition before the United States Patent and Trademark Office, and to have the district court litigation dismissed.

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

On May 13, 2024, the defendants removed the case to the United States District Court for the Southern District of New York and, on June 28, 2024, filed a motion to dismiss the complaint. Rather than opposing the motion, on July 18, 2024, the Trustee filed a first amended complaint, which added a new declaratory judgment claim challenging certain intercompany advances and new factual allegations challenging a certification of compliance with the DBS Indentures. On January 22, 2025, with permission from the Court, the Trustee filed a second amended complaint, which added allegations regarding the debt issued by DBS SubscriberCo, a related intercompany loan, and the DIRECTV transaction.

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

On August 25, 2023, the FCC provided a sworn declaration stating that “the FCC considers … SNR and Northstar to have fully and timely satisfied their obligations to pay money to the Government arising from the AWS-3 Auction.” On that basis, on September 22, 2023, the Defendants filed a motion seeking partial summary judgment of no damages. On September 26, 2023, the Court denied the motion as premature. On March 8, 2024, the United States filed a motion to exercise its statutory prerogative to intervene in the case for the purpose of moving to dismiss it with prejudice, stating that the case is “unlikely to vindicate the United States’ interests and would needlessly expend the Government’s and this Court’s resources.” In a report and recommendation issued on April 7, 2025, a magistrate judge recommended that the government’s motion be granted.

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

9.	Segment Reporting

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	For the Three Months Ended
	March 31,
Pay-TV	2025	2024

	(In thousands)
Revenue
Revenue from external customers:
Service revenue	$2,514,466	$2,687,040
Equipment sales and other revenue	12,033	20,297
Total Revenue	2,526,499	2,707,337
Operating Expenses
Cost of services:
Programming	1,215,454	1,284,189
Connectivity services (1)	98,318	100,821
Other (2)	282,081	314,935
Total cost of services	1,595,853	1,699,945
Cost of sales - equipment and other	9,404	14,763
Selling, general and administrative expenses:
Subscriber acquisition costs	86,513	120,753
Selling, general and administrative expenses	152,484	164,692
Total selling, general and administrative expenses	238,997	285,445

OIBDA (3)	682,245	707,184

Depreciation and amortization	59,038	70,680
Total costs and expenses	1,903,292	2,070,833

Operating income (loss)	$623,207	$636,504

Unallocated Amounts
Interest income	84,981	59,327
Interest expense, net of amounts capitalized	(243,239)	(184,854)
Other, net	(490)	(569)
Total other income (expense)	(158,748)	(126,096)

Income (loss) before income taxes	464,459	510,408
Income tax (provision) benefit, net	(113,921)	(124,867)
Net income (loss)	$350,538	$385,541

Purchases of property and equipment, net of refunds	$37,359	$26,693

(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, satellite and transmission, and other related costs.
(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
(3)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended
	March 31,
Category:	2025	2024

	(In thousands)
Pay-TV subscriber and related revenue	$2,514,466	$2,687,040
Pay-TV equipment sales and other revenue	12,033	20,297
Total	$2,526,499	$2,707,337

10.	Revenue Recognition

Contract Balances

Our allowance for credit losses were as follows:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Balance, beginning of period	$42,270	$34,884
Current period provision for expected credit losses	12,710	16,602
Write-offs charged against allowance	(8,627)	(17,193)
Balance, end of period	$46,353	$34,293

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of
	March 31,	December 31,
	2025	2024

	(In thousands)
Contract liabilities	$376,600	$386,638

Our beginning of period contract liability recorded as customer contract revenue during 2025 was $384 million.

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

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Balance, beginning of period	$148,172	$175,685
Additions	11,085	13,955
Amortization expense	(20,824)	(26,349)
Balance, end of period	$138,433	$163,291

11.	Related Party Transactions

Related Party Transactions with DISH Network, our parent, and EchoStar, our ultimate parent.

The following table summarizes our notes receivable balances with DISH Network:

	As of
	March 31, 2025		December 31, 2024
Notes Receivable - DISH Network	Principal	Accrued Interest Receivable	Principal	Accrued Interest Receivable

	(In thousands)
Intercompany Loan - DISH Network - 2028 Tranche	$2,844,401	$56,888	$2,844,401	$14,222
Q2 2024 Notes Receivable - DISH Network (1)	1,603,485	—	1,576,518	—
Q3 2024 Notes Receivable - DISH Network (1)	501,199	—	492,770	—
Total Notes Receivable - DISH Network	$4,949,085	$56,888	$4,913,689	$14,222

(1)	Interest is recorded monthly as paid in kind.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Intercompany Loan – DISH Network

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 (our “Senior Secured Notes”) and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the buildout of wireless infrastructure. The Intercompany Loan was initially secured by DISH Network’s interest in the wireless spectrum licenses for the 3.45-3.55 GHz Licenses up to the total loan amount outstanding including interest paid in kind.  Pursuant to the terms of the Intercompany Loan, under certain circumstances, DISH Network wireless spectrum licenses (valued based upon a third-party valuation) may be substituted for the collateral. During the first quarter of 2025, DISH Network exercised its right to exchange certain of the 3.45-3.55 GHz Licenses for certain other previously unencumbered wireless spectrum licenses of equal or greater value based upon the most recent third-party valuation. The Intercompany Loan matures in two tranches, with the first tranche maturing on December 1, 2026 (the “2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “2028 Tranche”). The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network under the 2026 Tranche. Interest accrues and is payable semiannually, and interest payments with respect to the Intercompany Loan were, at DISH Network’s option, payable in kind for the first two years from the issuance date of November 2021. In the third year post issuance date, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan were required to be paid in cash. Currently and prospectively, interest payments must be paid in cash. Interest accrues: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.50% per annum in excess of the Cash Accrual Rate for the applicable tranche.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

During the three months ended March 31, 2025 and 2024, we recorded $43 million and $50 million, respectively, of “Interest income” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of March 31, 2025 and December 31, 2024, the total Intercompany Loan – 2028 Tranche amount outstanding plus interest paid in kind was $2.844 billion. This is recorded in “Notes Receivable – DISH Network” on our Condensed Consolidated Balance Sheets. In addition, as of March 31, 2025 and December 31, 2024, “Interest receivable – DISH Network” on our Condensed Consolidated Balance Sheets was $57 million and $14 million, respectively, which must be paid in cash.

Q2 2024 Notes Receivable – DISH Network

In June 2024, we and DISH Network entered into an intercompany loan (the “Q2 2024 Notes Receivable – DISH Network”) with an initial principal amount of $1.508 billion. The Q2 2024 Notes Receivable – DISH Network matures on August 13, 2028. Interest accrues and is payable monthly and interest payments shall be payable “in kind” and shall be added to the principal amount of the loan on each interest payment date. The interest rate with respect to the Q2 2024 Notes Receivable – DISH Network is at a variable rate. During the three months ended March 31, 2025, we recorded $27 million of “Interest income” related to the above on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of March 31, 2025, the total Q2 2024 Notes Receivable – DISH Network amount outstanding plus interest paid in kind was $1.603 billion. This is recorded in “Notes Receivable – DISH Network” on our Condensed Consolidated Balance Sheets.

Q3 2024 Notes Receivable – DISH Network

In September 2024, we and DISH Network entered into an intercompany loan (the “Q3 2024 Notes Receivable – DISH Network”) with an initial principal amount of $481 million. The Q3 2024 Notes Receivable – DISH Network matures on November 13, 2028. Interest accrues and is payable monthly and interest payments shall be payable “in kind” and shall be added to the principal amount of the loan on each interest payment date. The interest rate with respect to the Q3 2024 Notes Receivable – DISH Network is at a variable rate. During the three months ended March 31, 2025, we recorded $8 million of “Interest income” related to the above on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of March 31, 2025, the total Q3 2024 Notes Receivable – DISH Network amount outstanding plus interest paid in kind was $501 million. This is recorded in “Notes Receivable – DISH Network” on our Condensed Consolidated Balance Sheets.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Cost of services”

During each of the three months ended March 31, 2025 and 2024, we incurred expenses of $52 million for satellite capacity leased from DISH Network, and telemetry, tracking and control (“TT&C”) and other professional services provided to us by DISH Network. DISH Network is a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

Satellite Capacity Leased from DISH Network. We lease satellite capacity on satellites owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. See “Satellites” in Note 6 for further information. The term of each lease is set forth below:

●	EchoStar X, XI, XIV and XVI. We lease all available capacity on the EchoStar X, XI, XIV and XVI satellites from a wholly-owned subsidiary of DISH Network. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.

●	EchoStar XXIII. We lease certain capacity on the EchoStar XXIII satellite from a wholly-owned subsidiary of DISH Network on a month to month basis.

●	Nimiq 5. DISH Network had a 15-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location with the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. We were receiving transponder service on all 32 of the DBS transponders on this satellite from DISH Network. The Nimiq 5 lease was accounted for as a finance lease until the fourth quarter of 2024. Expenses related to this lease were recorded in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three months ended March 31, 2024, we recorded $9 million of “Depreciation and amortization” expense related to Nimiq 5 and $1 million of “Interest expense, net of amounts capitalized.” During October 2024, DISH Network extended the Nimiq 5 lease and, as a result of the new terms, our lease is accounted for as an operating lease. We are currently receiving transponder service on 31 of the DBS transponders on this satellite from DISH Network and this number will periodically decrease to 16 transponders in 2026.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Selling, general and administrative expenses”

During the three months ended March 31, 2025 and 2024, we incurred $6 million and $4 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Agreements

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to our parent’s broadband, wireless and other operations. During the three months ended March 31, 2025 and 2024, the pass through costs associated with these services were $33 million and $35 million, respectively.

Related Party Transactions with NagraStar

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$7,201	$8,602

	As of
	March 31,	December 31,
	2025	2024

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$4,749	$5,569
Commitments to NagraStar	$547	$883

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following Management’s Narrative Analysis of our Results of Operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Economic Environment

During 2024 and the first three months of 2025, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has impacted our overall operating results. In addition, changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Operational Liquidity

We make general investments in property such as, among others, satellites, set-top boxes, information technology and facilities that support our Pay-TV business. For some of these investments, changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition. Moreover, since we are a subscriber-based company, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers. While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary. Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment. Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive, but there can be no assurance that over time we will recoup or earn a return on the upfront investment.

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

Finally, our future cash flow is impacted by, among other things, the rate at which we make general investments, investments in satellites, incur litigation expense, make cash interest payments, and any cash flow from financing activities. In addition, declines in our Pay-TV subscriber base and any decrease in subscriber-related margins negatively impact our cash flow, and there can be no assurance that our subscriber declines will not continue.

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments and debt service requirements for the next twelve months from cash generated from operations, existing restricted and unrestricted cash, cash equivalents and marketable investment securities balances and cash generated through raising additional capital. We do not currently have cash, cash equivalents, marketable investment securities balances and/or projected future cash flows to fully fund our 2026 debt maturities. We will need to refinance or restructure all or a portion of such obligations prior to maturity.

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

We have made cash distributions and intercompany loans to partially finance the development of DISH Network’s 5G Network, including, but not limited to, the purchase of wireless spectrum licenses and the wireless business to date, and we may make additional funds available to DISH Network in the form of cash distributions or loans to finance, in whole or in part, DISH Network’s future efforts. These factors, including, but not limited to, debt maturities, continuing investment in our business, financing acquisitions and other strategic transactions, will require us to raise additional capital in the future which may not be available on favorable terms, or at all.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty. While modest fluctuations in the cost of capital will not likely impact our current operational plans, significant fluctuations could have a material adverse effect on our business, results of operations and financial condition.

Debt Issuances and Maturity

Term Loan Due 2025

During the three months ended March 31, 2025, we redeemed approximately $167 million of our Term Loan Due 2025. The remaining balance of approximately $333 million is paid monthly and the final payment is due September 30, 2025. We expect to fund this obligation from our current restricted and unrestricted cash, cash equivalents and marketable investment securities balances on hand and/or projected future cash flows.

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

As of the date of filing of this Quarterly Report on Form 10-Q, we were in compliance with the covenants and restrictions related to our long-term debt.

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

Operating income before depreciation and amortization (“OIBDA”).  OIBDA is defined as “Operating income (loss)” plus “Depreciation and amortization.”  This non-GAAP measure is reconciled to “Operating income (loss)” in our discussion of “Results of Operations” below.

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

Pay-TV

We offer Pay-TV services under the DISH brand and the SLING brand. As of March 31, 2025, we had 7.397 million Pay-TV subscribers in the United States, including 5.503 million DISH TV subscribers and 1.894 million SLING TV subscribers. We promote our Pay-TV services by providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, SLING Latino and SLING Freestream video programming services.

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

Mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies, programming providers and others may result in, among other things, greater scale and financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and/or wireless services in competition with our services and may exacerbate the risks described under the caption “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in our public filings. These transactions may affect us adversely by, among other things, making it more difficult for us to obtain access to certain programming networks on nondiscriminatory and fair terms, or at all.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,514,466	$2,687,040	$(172,574)	(6.4)
Equipment sales and other revenue	12,033	20,297	(8,264)	(40.7)
Total revenue	2,526,499	2,707,337	(180,838)	(6.7)

Costs and expenses:
Cost of services	1,595,853	1,699,945	(104,092)	(6.1)
% of Service revenue	63.5%	63.3%
Cost of sales - equipment and other	9,404	14,763	(5,359)	(36.3)
Selling, general and administrative expenses	238,997	285,445	(46,448)	(16.3)
% of Total revenue	9.5%	10.5%
Depreciation and amortization	59,038	70,680	(11,642)	(16.5)
Total costs and expenses	1,903,292	2,070,833	(167,541)	(8.1)

Operating income (loss)	623,207	636,504	(13,297)	(2.1)

Other income (expense):
Interest income	84,981	59,327	25,654	43.2
Interest expense, net of amounts capitalized	(243,239)	(184,854)	(58,385)	(31.6)
Other, net	(490)	(569)	79	13.9
Total other income (expense)	(158,748)	(126,096)	(32,652)	(25.9)

Income (loss) before income taxes	464,459	510,408	(45,949)	(9.0)
Income tax (provision) benefit, net	(113,921)	(124,867)	10,946	8.8
Effective tax rate	24.5%	24.5%
Net income (loss)	$350,538	$385,541	$(35,003)	(9.1)

Other data:
Pay-TV subscribers, as of period end (in millions)	7.397	8.178	(0.781)	(9.6)
DISH TV subscribers, as of period end (in millions)	5.503	6.258	(0.755)	(12.1)
SLING TV subscribers, as of period end (in millions)	1.894	1.920	(0.026)	(1.4)
Pay-TV subscriber additions (losses), net (in millions)	(0.381)	(0.348)	(0.033)	(9.5)
DISH TV subscriber additions (losses), net (in millions)	(0.183)	(0.213)	0.030	14.1
SLING TV subscriber additions (losses), net (in millions)	(0.198)	(0.135)	(0.063)	(46.7)
Pay-TV ARPU	$110.64	$107.38	$3.26	3.0
DISH TV subscriber additions, gross (in millions)	0.046	0.079	(0.033)	(41.8)
DISH TV churn rate	1.36%	1.53%	(0.17)%	(11.1)
DISH TV SAC	$1,149	$1,054	$95	9.0
Purchases of property and equipment, net of refunds	$37,359	$26,693	$10,666	40.0
OIBDA	$682,245	$707,184	$(24,939)	(3.5)

* Percentage is not meaningful.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 183,000 net DISH TV subscribers during the three months ended March 31, 2025 compared to the loss of approximately 213,000 net DISH TV subscribers during the same period in 2024. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 198,000 net SLING TV subscribers during the three months ended March 31, 2025 compared to the loss of approximately 135,000 net SLING TV subscribers during the same period in 2024. The increase in net SLING TV subscriber losses was primarily related to lower SLING TV subscriber activations due to our emphasis on acquiring higher quality subscribers and higher SLING TV subscriber disconnects in 2025. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the three months ended March 31, 2025, we activated approximately 46,000 gross new DISH TV subscribers compared to approximately 79,000 gross new DISH TV subscribers during the same period in 2024, a decrease of 41.8%. This decrease in our gross new DISH TV subscriber activations was primarily related to lower marketing expenditures, the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended March 31, 2025 was 1.36% compared to 1.53% for the same period in 2024. Our DISH TV churn rate for the three months ended March 31, 2025 was positively impacted by our emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $2.514 billion for the three months ended March 31, 2025, a decrease of $173 million or 6.4% compared to the same period in 2024. The decrease in “Service revenue” compared to the same period in 2024 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $110.64 during the three months ended March 31, 2025 versus $107.38 during the same period in 2024. The $3.26 or 3.0% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the third and fourth quarter of 2024.

Cost of services. “Cost of services” totaled $1.596 billion during the three months ended March 31, 2025, a decrease of $104 million or 6.1% compared to the same period in 2024. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended March 31, 2025 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 63.5% and 63.3% of “Service revenue” during the three months ended March 31, 2025 and 2024, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $239 million during the three months ended March 31, 2025, a $46 million or 16.3% decrease compared to the same period in 2024. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $59 million during the three months ended March 31, 2025, a $12 million or 16.5% decrease compared to the same period in 2024. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the expiration of our Nimiq 5 finance lease in September 2024.

DISH TV SAC. DISH TV SAC was $1,149 during the three months ended March 31, 2025 compared to $1,054 during the same period in 2024, an increase of $95 or 9.0%. This change was primarily attributable to a higher percentage of new receivers being activated on new subscriber accounts, higher commission costs due to our emphasis on acquiring higher quality subscribers and higher installation costs.

During each of the three months ended March 31, 2025 and 2024, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $7 million.

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

Interest income. “Interest income” totaled $85 million during the three months ended March 31, 2025, an increase of $26 million compared to the same period in 2024. This increase in interest income was primarily associated with the intercompany loans to DISH Network during the second and third quarter of 2024, partially offset by a reduction in interest income associated with our Intercompany Loan – 2028 Tranche to DISH Network. See Note 11 in the Notes to our Condensed Consolidated Financial Statements for further information.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $243 million during the three months ended March 31, 2025, an increase of $58 million or 31.6% compared to the same period in 2024. This increase primarily resulted from a debt issuance in the third quarter of 2024, partially offset by the redemption of debt that matured in November 2024.

Income tax (provision) benefit, net. Our income tax provision was $114 million during the three months ended March 31, 2025, a decrease of $11 million or 8.8% compared to the same period in 2024. The change was primarily related to a decrease in “Income (loss) before income taxes.”

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

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Operating income (loss)	$623,207	$636,504
Depreciation and amortization	59,038	70,680
OIBDA	$682,245	$707,184

The changes in OIBDA during the three months ended March 31, 2025, compared to the same period in 2024, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

The summarized balance sheet information for the combined obligor group of our registered senior notes is presented in the table below.

	As of
	March 31,	December 31,
	2025	2024

	(In thousands)
Current assets	$1,902,323	$1,780,162
Noncurrent assets	6,408,998	6,395,280
Current liabilities	2,146,690	2,147,507
Noncurrent liabilities	12,685,923	12,617,150
Due from non-guarantors	580,745	594,492
Due from related parties	5,006,956	4,928,291
Due to non-guarantors	2,470,232	2,403,527
Due to related parties	35,990	34,273

The summarized results of operations information for the combined obligor group of our registered senior notes is presented in the table below.

For the Three Months Ended
March 31, 2025
(In thousands)
Total revenues	$1,139,883
Operating income	207,618
Net income	52,493
Operating expenses to related parties	57,896
Other income from related parties	78,475
Other expense to non-guarantors	66,705

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

PART II — OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

See Note 8 “Commitments and Contingencies – Contingencies – Litigation” in the Notes to our Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

We depend on suppliers, including suppliers with manufacturing in China and other countries, for various materials in our satellite and related infrastructure, for our Pay-TV business. Changes in U.S. or foreign trade policies, including, but not limited to, new or increased tariffs, export controls, trade restrictions or sanctions, have resulted, and may continue to result in higher costs for equipment we procure.

Supply chain disruptions, customs delays, new compliance requirements and other challenges may cause delays in infrastructure and customer equipment, increase our operational expenses, and impact our ability to meet customer demand. Although we attempt to mitigate these risks through alternative sourcing and operational efficiencies, these efforts may not be successful or sufficient.

If we are unable to pass increased costs to customers without negatively impacting demand, or offset them through other measures, our business, financial condition and results of operations could be materially adversely affected.

Item 6.EXHIBITS

Exhibits.

22◻	List of Subsidiary Guarantors

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended March 31, 2025, filed on May 13, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date:  May 13, 2025