Form 10-Q
period 2025-06-30
DISH DBS CORP
filed 2025-08-08
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of July 31, 2025, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.

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

SUMMARY OF RISK FACTORS

Risks Relating to the Pending FCC Review

●	In response to the uncertainty created by the FCC inquiries, our ultimate parent, EchoStar may take one or more significant actions in order to protect their interest in their Wireless Licenses and other assets, which actions may also directly impact us and could negatively impact your investment.

●	The FCC’s review of our ultimate parent, EchoStar’s compliance with network build-out requirements could lead to the loss or impairment of certain of their existing spectrum licenses.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

i

●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.

●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

●	We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	Changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.

ii

●	The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern.

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.

●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

●	Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we have made and may continue to make funds available to DISH Network in the form of cash distributions or loans in connection with the development of DISH Network’s wireless business.

●	Our Senior Secured Notes (defined herein) are subordinated to our existing unsecured notes and certain future unsecured notes with respect to certain realizations under the Intercompany Loan (defined herein) and any collateral pledged as security therefor.

●	We will need additional capital, which may not be available on favorable terms or at all, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.

●	Our ultimate parent, EchoStar, is controlled by one principal stockholder, who is also our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

iii

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$725,352	$419,087
Current restricted cash, cash equivalents and marketable investment securities	184,012	150,898
Trade accounts receivable, net of allowance for credit losses of $61,318 and $42,270, respectively	500,046	592,355
Inventory	141,420	183,202
Interest receivable - DISH Network (Note 11)	14,222	14,222
Prepaids and other assets	116,085	118,070
Other current assets	2,503	1,588
Total current assets	1,683,640	1,479,422

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	59,909	58,676
Property and equipment, net	577,259	624,769
Regulatory authorizations, net	611,794	611,794
Other investments, net	22,216	22,641
Operating lease assets	87,551	81,024
Notes Receivable - DISH Network (Note 11)	4,985,086	4,913,689
Other noncurrent assets, net	91,625	99,908
Total noncurrent assets	6,435,440	6,412,501
Total assets	$8,119,080	$7,891,923

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$183,029	$207,531
Deferred revenue and other	393,564	416,156
Accrued programming	1,251,114	1,339,072
Accrued interest	152,048	153,409
Other accrued expenses and liabilities	376,387	373,915
Current portion of debt, finance lease and other obligations (Note 7)	867,082	744,556
Total current liabilities	3,223,224	3,234,639

Long-Term Obligations, Net of Current Portion:
Long-term debt, finance lease and other obligations, net of current portion (Note 7)	10,985,238	11,402,894
Deferred tax liabilities, net	176,886	205,064
Operating lease liabilities	57,683	52,156
Long-term deferred revenue and other long-term liabilities	213,838	203,190
Total long-term obligations, net of current portion	11,433,645	11,863,304
Total liabilities	14,656,869	15,097,943

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,562,039	1,558,325
Accumulated other comprehensive income (loss)	(3,114)	(3,047)
Accumulated earnings (deficit)	(8,096,714)	(8,761,298)
Total stockholder’s equity (deficit)	(6,537,789)	(7,206,020)
Total liabilities and stockholder’s equity (deficit)	$8,119,080	$7,891,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Service revenue	$2,439,754	$2,645,461	$4,954,220	$5,332,501
Equipment sales and other revenue	13,432	13,697	25,465	33,994
Total revenue	2,453,186	2,659,158	4,979,685	5,366,495

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	1,589,767	1,674,252	3,185,620	3,374,197
Cost of sales - equipment and other	9,349	16,043	18,753	30,806
Selling, general and administrative expenses	241,072	262,249	480,069	547,694
Depreciation and amortization	53,035	70,339	112,073	141,019
Total costs and expenses	1,893,223	2,022,883	3,796,515	4,093,716

Operating income (loss)	559,963	636,275	1,183,170	1,272,779

Other Income (Expense):
Interest income	91,130	72,039	176,111	131,366
Interest expense, net of amounts capitalized	(236,599)	(184,787)	(479,838)	(369,641)
Other, net (Note 4)	209	(64,296)	(281)	(64,865)
Total other income (expense)	(145,260)	(177,044)	(304,008)	(303,140)

Income (loss) before income taxes	414,703	459,231	879,162	969,639
Income tax (provision) benefit, net	(100,657)	(128,307)	(214,578)	(253,174)
Net income (loss)	$314,046	$330,924	$664,584	$716,465

Comprehensive Income (Loss):
Net income (loss)	$314,046	$330,924	$664,584	$716,465
Other comprehensive income (loss):
Foreign currency translation adjustments	(65)	(28)	(66)	(5)
Unrealized holding gains (losses) on available-for-sale debt securities included in net income (loss)	(2)	—	(1)	—
Deferred income tax (expense) benefit, net	1	5	—	(2)
Total other comprehensive income (loss), net of tax	(66)	(23)	(67)	(7)
Comprehensive income (loss)	$313,980	$330,901	$664,517	$716,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2023	$—	$1,547,164	$(2,501)	$(5,490,361)	$(3,945,698)
Non-cash, stock-based compensation	—	1,987	—	—	1,987
Other comprehensive income (loss)	—	—	16	—	16
Intercompany Loan - 2026 Tranche	—	—	—	(4,718,517)	(4,718,517)
Net income (loss)	—	—	—	385,541	385,541
Balance, March 31, 2024	$—	$1,549,151	$(2,485)	$(9,823,337)	$(8,276,671)
Non-cash, stock-based compensation	—	4,026	—	—	4,026
Other comprehensive income (loss)	—	—	(23)	—	(23)
Net income (loss)	—	—	—	330,924	330,924
Balance, June 30, 2024	$—	$1,553,177	$(2,508)	$(9,492,413)	$(7,941,744)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2024	$—	$1,558,325	$(3,047)	$(8,761,298)	$(7,206,020)
Non-cash, stock-based compensation	—	1,426	—	—	1,426
Other comprehensive income (loss)	—	—	(1)	—	(1)
Net income (loss)	—	—	—	350,538	350,538
Balance, March 31, 2025	$—	$1,559,751	$(3,048)	$(8,410,760)	$(6,854,057)
Non-cash, stock-based compensation	—	2,288	—	—	2,288
Other comprehensive income (loss)	—	—	(66)	—	(66)
Net income (loss)	—	—	—	314,046	314,046
Balance, June 30, 2025	$—	$1,562,039	$(3,114)	$(8,096,714)	$(6,537,789)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$664,584	$716,465
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	112,073	141,019
Non-cash, stock-based compensation	3,714	6,013
Deferred tax expense (benefit)	(27,479)	(35,471)
Changes in allowance for credit losses	19,048	7,158
Non-cash interest income - DISH Network	(71,397)	(62,564)
Other, net	63,114	89,883
Changes in operating assets and operating liabilities, net	(19,878)	121,436
Net cash flows from operating activities	743,779	983,939

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	(15,548)	397
Purchases of property and equipment (Note 6)	(65,628)	(44,586)
Notes Receivable - DISH Network (Note 11)	—	(1,081,227)
Other, net	2,079	8,298
Net cash flows from investing activities	(79,097)	(1,117,118)

Cash Flows From Financing Activities:
Repayment of long-term debt, finance lease and other obligations	(6,310)	(27,684)
Redemption and repurchases of term loans and senior notes	(333,333)	—
Other, net	27	—
Net cash flows from financing activities	(339,616)	(27,684)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	325,066	(160,863)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	628,661	428,621
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$953,727	$267,758

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

Recent Developments

Our ultimate parent, EchoStar received a letter from the Federal Communications Commission (the “FCC”) on May 9, 2025, indicating that the FCC was beginning a review of their compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 build-out extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “Letter”).  EchoStar responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025. On June 11, 2025, EchoStar’s Chairman met with the FCC; during this meeting EchoStar explained that any reconsideration of the September 2024 grant of their construction deadline extensions, any after-the-fact change to the criteria upon which their build-out is judged, or any decision to upend the 2 GHz band’s sharing rules would threaten the viability of their current operations and future plans. While no resolution has been achieved yet, and it is possible that no such resolution will ultimately be achieved, EchoStar continues to explore an acceptable resolution of the FCC’s stated concerns in a manner that minimizes disruption to their businesses and lifts the regulatory uncertainty created by the inquiries. The FCC review has introduced the possibility of reversing prior FCC grants of authority to EchoStar. This uncertainty over EchoStar’s spectrum rights has effectively frozen their ability to make decisions regarding their 5G network build-out, has materially adversely impacted their ability to implement and adjust their overall business plan and has required them to re-evaluate the deployment of their resources. In light of the continued uncertainty related to the FCC inquiries, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods to make such interest payments. See Note 7 for further details. EchoStar remains focused on resolving the FCC’s stated concerns. EchoStar continues to progress wide-ranging efforts to explore alternative or complementary pathways that could, if successfully implemented, resolve the FCC’s stated concerns in a manner acceptable to EchoStar.

Future Capital Requirements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our cash and cash equivalents and marketable investment securities totaled $725 million as of June 30, 2025 (“Cash on Hand”). As reflected in the condensed consolidated financial statements as of June 30, 2025, we have $2.0 billion of debt maturing in July 2026.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Because we do not currently have the necessary Cash on Hand and/or projected future cash flows or committed financing to fund our obligations for at least twelve months from the issuance of these condensed consolidated financial statements, substantial doubt exists about our ability to continue as a going concern. To address our capital needs, we are in active discussions with funding sources to raise additional capital and/or restructure our outstanding debt. We cannot provide assurances that we will be successful in obtaining such new financing and/or restructuring the existing debt obligations necessary for us to have sufficient liquidity.

In addition, our parent, DISH Network, and our ultimate parent, EchoStar, may not be able to provide additional liquidity in the future as substantial doubt exists about their ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of June 30, 2025, we had 7.108 million Pay-TV subscribers in the United States, including 5.323 million DISH TV subscribers and 1.785 million SLING TV subscribers.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of June 30, 2025 and December 31, 2024, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt, finance lease and other obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values of our marketable investment securities are measured on a recurring basis based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Additionally, we use fair value measurements from time to time in connection with other investments, asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy. Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. See Note 4 for the fair value of our marketable investment securities.

Fair values for our publicly traded debt securities are based on quoted market prices, when available. The fair values of non-publicly traded debt are based on, among other things, available trade information, valuations performed by a third-party, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities. The non-publicly traded debt is categorized within Level 3 of the fair value hierarchy. See Note 7 for the fair value of our debt.

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $44 million and $48 million for the three months ended June 30, 2025 and 2024, respectively. Advertising expenses totaled $87 million and $103 million for the six months ended June 30, 2025 and 2024, respectively.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $6 million and $7 million for the three months ended June 30, 2025 and 2024, respectively. Research and development costs totaled $13 million and $14 million for the six months ended June 30, 2025 and 2024, respectively.

New Accounting Pronouncements

Not Yet Adopted

Income Taxes. On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard is effective for fiscal years beginning after December 15, 2024. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and the adoption of the standard will impact certain of our income tax disclosures.

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

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data:

	For the Six Months Ended
	June 30,
	2025	2024

	(In thousands)
Cash paid for interest	$429,101	$356,388
Cash paid for income taxes, net of (refunds)	7,538	5,002
Cash paid for income taxes to DISH Network	229,513	275,463
Intercompany Loan - 2026 Tranche	—	4,718,517

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

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$—	$—
Restricted marketable investment securities (1)	15,546	—
Total marketable investment securities	15,546	—

Restricted cash and cash equivalents (1)	228,375	209,574

Other investments, net:
Equity method investments	20,015	20,440
Other investments	2,201	2,201
Total other investments, net	22,216	22,641

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$266,137	$232,215

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Current restricted cash, cash equivalents and marketable investment securities” and “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets and discussed below.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of June 30, 2025 and December 31, 2024, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

Current restricted cash, cash equivalents and marketable investment securities. As of June 30, 2025 and December 31, 2024, we had $184 million and $151 million, respectively, included in “Current restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets that primarily consists of funds received by our subsidiary, DISH DBS Issuer LLC (“DBS SubscriberCo”), from subscriber payments and certain other revenue, which are required to be restricted per the terms of the debt issued by DBS SubscriberCo. DBS SubscriberCo holds certain DISH TV subscribers and their related subscription and equipment agreements which collateralizes certain debt obligations.

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In thousands)
Cash and cash equivalents (including restricted):
Cash	$82,969	$—	$—	$82,969	$124,360	$—	$—	$124,360
Cash equivalents	462,757	408,001	—	870,758	463,394	40,907	—	504,301
Total	$545,726	$408,001	$—	$953,727	$587,754	$40,907	$—	$628,661

Debt securities (including restricted):
U.S. Treasury and agency securities	$5,471	$—	$—	$5,471	$—	$—	$—	$—
Commercial paper	—	10,069	—	10,069	—	—	—	—
Corporate securities	—	—	—	—	—	—	—	—
Other	—	6	—	6	—	—	—	—
Total	$5,471	$10,075	$—	$15,546	$—	$—	$—	$—

As of June 30, 2025, restricted and non-restricted marketable investment securities included debt securities of $16 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2025	2024	2025	2024

	(In thousands)
Equity in earnings (losses) of affiliates	$107	$(64,204)	$(374)	$(64,912)
Other	102	(92)	93	47
Total	$209	$(64,296)	$(281)	$(64,865)

5.Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Finished goods	$111,295	$149,172
Work-in-process and service repairs	24,296	27,415
Raw materials	5,829	6,615
Total inventory	$141,420	$183,202

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			June 30,	December 31,
	(In Years)			2025	2024

				(In thousands)
Equipment leased to customers	2	-	5	$938,753	$1,002,518
EchoStar XV		15		277,658	277,658
EchoStar XVIII		15		411,255	411,255
Furniture, fixtures, equipment and other	2	-	10	749,946	746,585
Software and computer equipment	3	-	5	694,413	670,503
Buildings and improvements	5	-	40	290,190	288,573
Land		-		12,007	12,007
Construction in progress		-		40,475	34,232
Total property and equipment				3,414,697	3,443,331
Accumulated depreciation				(2,837,438)	(2,818,562)
Property and equipment, net (1)				$577,259	$624,769
(1)	As of June 30, 2025 and December 31, 2024, there were no refunds and other receipts of purchases of property and equipment.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Equipment leased to customers	$27,204	$34,705	$59,929	$71,573
Satellites	11,482	20,073	22,964	40,146
Buildings, furniture, fixtures, equipment and other	4,964	5,453	10,897	9,461
Software and computer equipment	9,385	10,108	18,283	19,839
Total depreciation and amortization	$53,035	$70,339	$112,073	$141,019

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers or software.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellites

We currently utilize eight satellites in geosynchronous orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on six satellites that we lease from DISH Network, which are accounted for as operating leases.

As of June 30, 2025, our Pay-TV satellite fleet consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV (1)	July 2010	119	N/A
EchoStar XVIII	June 2016	61.5	N/A

Under Construction:
EchoStar XXV	2026	110	N/A
EchoStar XXVI	2028	119	N/A

Leased from DISH Network (2):
EchoStar X	February 2006	110	February 2026
EchoStar XI	July 2008	110	February 2026
EchoStar XIV	March 2010	119	February 2026
EchoStar XVI	November 2012	61.5	January 2026
EchoStar XXIII	March 2017	110	Month to Month
Nimiq 5	September 2009	72.7	Month to Month

(1)	During April 2025, the EchoStar XV satellite began the process of relocating from the 61.5 degree orbital location to the 119 degree orbital location. The relocation process was completed in July 2025.
(2)	See Note 11 for further information on our Related Party Transactions with DISH Network.

As of April 2025, we no longer lease the Anik F3 satellite, which was accounted for as an operating lease.

Satellites Under Construction

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

EchoStar XXVI. On May 15, 2025, DISH Network entered into a contract with Maxar Space LLC for the construction of EchoStar XXVI, a DBS satellite that is capable of providing service to the CONUS and is intended to be used at the 119 degree orbital location. EchoStar XXVI is expected to be launched during 2028.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.	Debt and Finance Lease Obligations

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2025 and December 31, 2024:

		As of
		June 30, 2025		December 31, 2024
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
Term Loan due 2025 (1)	DBS SubscriberCo	$166,667	$166,667	$500,000	$500,000
7 3/4% Senior Notes due 2026	DDBS	2,000,000	1,779,660	2,000,000	1,678,640
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,502,500	2,750,000	2,507,780
7 3/8% Senior Notes due 2028	DDBS	1,000,000	722,500	1,000,000	715,680
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	2,175,000	2,500,000	2,143,350
5 1/8% Senior Notes due 2029	DDBS	1,500,000	987,480	1,500,000	959,610
Term Loan due 2029 (2)	DBS SubscriberCo	1,800,000	1,761,313	1,800,000	1,800,000
Mandatorily Redeemable Preferred Shares due 2029 (2)(3)	DBS SubscriberCo	200,000	193,519	200,000	200,000
Other notes payable		26,040	26,040	32,350	32,350
Subtotal		11,942,707	$10,314,679	12,282,350	$10,537,410
Unamortized deferred financing costs and other debt discounts, net		(90,387)		(134,900)
Total		11,852,320		12,147,450
Less: current portion (2)		(867,082)		(744,556)
Total debt, finance lease and other obligations, net of current portion		$10,985,238		$11,402,894

(1)	During the three and six months ended June 30, 2025, we redeemed approximately $166 million and $333 million, respectively, of our Term Loan due 2025. The remaining balance of approximately $167 million is paid monthly and the final payment is due September 30, 2025.
(2)	A portion of the principal balance of these instruments is classified as “Current portion of debt, finance lease and other obligations” due to payment terms upon which we will pay a portion of principal balance based on the variable cash flows for certain Pay-TV business metrics which are an estimate and could change significantly based on actual performance.
(3)	Due to the June 30, 2029 mandatory redemption feature of this instrument, it is considered a debt instrument.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2). We estimated the fair value of our non-publicly traded debt based on, among other things, available trade information and/or valuations performed by a third-party (Level 3).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Senior Notes

The below summaries are not complete and are qualified in entirety by reference to the full and complete text of the applicable indentures.

Unsecured Senior Notes

7 3/4% Senior Notes due 2026

On June 13, 2016, we issued $2.0 billion aggregate principal amount of our ten-year 7 3/4% Senior Notes due July 1, 2026. Interest accrues at an annual rate of 7 3/4% and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year. We elected not to make the approximately $78 million cash interest payment due on July 1, 2025 (the “7 3/4% Interest Payment”). Under the related indenture, such non-payment is a default and we had a 30-day grace period to make the 7 3/4% Interest Payment before such non-payment would have been an Event of Default, as defined in the related indenture. On July 30, 2025, we made the scheduled 7 3/4% Interest Payment originally due July 1, 2025, including interest on the defaulted interest, within the applicable 30-day grace period to make such interest payment.

7 3/8% Senior Notes due 2028

On July 1, 2020, we issued $1.0 billion aggregate principal amount of our 7 3/8% Senior Notes due July 1, 2028. Interest accrues at an annual rate of 7 3/8% and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year. We elected not to make the approximately $37 million cash interest payment due on July 1, 2025 (the “7 3/8% Interest Payment”). Under the related indenture, such non-payment is a default and we had a 30-day grace period to make the 7 3/8% Interest Payment before such non-payment would have been an Event of Default, as defined in the related indenture. On July 30, 2025, we made the scheduled 7 3/8% Interest Payment originally due July 1, 2025, including interest on the defaulted interest, within the applicable 30-day grace period to make such interest payment.

5 1/8% Senior Notes due 2029

On May 24, 2021, we issued $1.5 billion aggregate principal amount of our 5 1/8% Senior Notes due June 1, 2029. Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year. We elected not to make the approximately $38 million cash interest payment due on June 2, 2025 (the “5 1/8% Interest Payment”). Under the related indenture, such non-payment is a default and we had a 30-day grace period to make the 5 1/8% Interest Payment before such non-payment would have been an Event of Default, as defined in the related indenture. On June 27, 2025, we made the scheduled 5 1/8% Interest Payment originally due June 2, 2025, including interest on the defaulted interest, within the applicable 30-day grace period to make such interest payment.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Senior Secured Notes

5 1/4% Senior Secured Notes due 2026

On November 26, 2021, we issued $2.750 billion aggregate principal amount of our 5 1/4% Senior Secured Notes due December 1, 2026. Interest accrues at an annual rate of 5 1/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year. We elected not to make the approximately $72 million cash interest payment due on June 2, 2025 (the “5 1/4% Interest Payment”). Under the related indenture, such non-payment is a default and we had a 30-day grace period to make the 5 1/4% Interest Payment before such non-payment would have been an Event of Default, as defined in the related indenture. On June 27, 2025, we made the scheduled 5 1/4% Interest Payment originally due June 2, 2025, including interest on the defaulted interest, within the applicable 30-day grace period to make such interest payment.

5 3/4% Senior Secured Notes due 2028

On November 26, 2021, we issued $2.5 billion aggregate principal amount of our 5 3/4% Senior Secured Notes due December 1, 2028. Interest accrues at an annual rate of 5 3/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year. We elected not to make the approximately $72 million cash interest payment due on June 2, 2025 (the “5 3/4% Interest Payment”). Under the related indenture, such non-payment is a default and we had a 30-day grace period to make the 5 3/4% Interest Payment before such non-payment would have been an Event of Default, as defined in the related indenture. On June 27, 2025, we made the scheduled 5 3/4% Interest Payment originally due June 2, 2025, including interest on the defaulted interest, within the applicable 30-day grace period to make such interest payment.

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

See Note 10 “Commitments and Contingencies – Commitments – 5G Network” in the Notes to EchoStar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 for further information.

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

In May 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 710 patent and the 122 patent and, on December 9, 2024, the United States Patent and Trademark Office issued final written decisions invalidating 38 of the 39 challenged claims. On January 13, 2025, Digital Broadcasting Solutions filed a notice of appeal of those final written decisions, and on February 7, 2025, DISH Network L.L.C. and DISH Technologies L.L.C. cross-appealed as to the single patent claim that wasn’t invalidated. Briefing is underway. The underlying case has been stayed since May 9, 2024, pending resolution of the petitions before the United States Patent and Trademark Office and any related appeals.

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

On October 24, 2022, this case was ordered to be transferred to the United States District Court for the Central District of California. A companion case against DirecTV was also ordered transferred to the United States District Court for the Central District of California. In January and February of 2023, DISH Network L.L.C. and Dish Network Service L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 715 patent, all claims of the 008 patent, and 25 claims of the 576 patent, which includes all of its asserted claims. In August and September 2023, the Patent Office denied institution on the petitions challenging the 715 patent and the 576 patent. In September 2023, at the parties’ joint request, the Patent Office dismissed the petition challenging the 008 patent, as Entropic agreed to drop its claims against DISH Network on that patent. On July 12, 2024, the United States Patent and Trademark Office granted a request for reexamination of the 715 patent, but on May 20, 2025, it affirmed the patent’s validity.

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

In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the 0,566 patent, and the ’681 patent. In July and August 2024, the United States Patent and Trademark Office agreed to institute proceedings on the petitions challenging the 249 patent and the 518 patent, but denied institution on the remaining petitions. On July 22, 2025, the United States Patent and Trademark Office issued final written decisions invalidating the asserted claims of the 249 patent and the 518 patent.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against DISH Network, DISH Network’s Board of Directors, and DISH Network’s Retirement Plan Committee alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds. On February 1, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the complaint be granted, and on March 27, 2023, the district court judge granted the motion. As permitted by the Court’s order, the plaintiffs filed an amended complaint on April 10, 2023, which is limited to allegations regarding the alleged underperformance of the Fidelity Freedom Funds. On November 7, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the amended complaint be denied as to the duty to prudently monitor fund performance, but be granted as to the duty of loyalty and, on November 27, 2023, the district court judge entered an order adopting the recommendation. On March 1, 2024, by stipulation, the plaintiffs dismissed their claims against the Board of Directors and the Retirement Plan Committee, leaving DISH Network as the sole defendant. On April 30, 2024, pursuant to the parties’ stipulation, the Court certified the proposed plaintiff class. Pursuant to the parties’ stipulation, the case was stayed from October 30, 2024 through May 29, 2025 to facilitate a mediation, but the parties did not reach a settlement.

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

In August 2023, the Court appointed a new lead plaintiff and lead plaintiff’s counsel, and on October 20, 2023, they filed a First Amended Complaint that abandoned the original allegations. In their First Amended Complaint, plaintiffs alleged that, during the class period, the defendants concealed problems concerning the 5G network build-out that prevented scaling and commercializing the network to obtain enterprise customers.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

After the defendants filed a motion to dismiss the First Amended Complaint, the plaintiffs filed a Second Amended Complaint, asserting the same theory, on February 23, 2024. The new complaint drops Erik Carlson, John Swieringa, Paul Orban and James Allen as individual defendants. The defendants filed a motion to dismiss the Second Amended Complaint, and on March 20, 2025, the Court granted the motion without granting plaintiffs permission to further amend. On April 18, 2025, the plaintiffs filed a notice of appeal and briefing is underway.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On January 21, 2022, the District Court granted the motion by DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. to have the case declared “exceptional,” and on September 20, 2022, awarded them $3.9 million in attorneys’ fees. Realtime Adaptive Streaming filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the exceptionality and fee award orders, and on August 23, 2024, that Court vacated the exceptionality finding and remanded for further consideration of the issue. On November 26, 2024, the United States Court of Appeals for the Federal Circuit denied DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C.’s petition seeking rehearing en banc. On February 5, 2025, on remand, the District Court denied the motion to declare the case exceptional. On March 6, 2025, DISH Network L.L.C., DISH Technologies L.L.C., Sling TV L.L.C. and Sling Media L.L.C. filed a notice of appeal of that order, but dismissed the appeal on July 3, 2025. This matter is now concluded.

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

On June 22, 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed a petition with the United States Patent and Trademark Office challenging the validity of the asserted claims of the 302 patent, and on June 26, 2024, the United States Patent and Trademark Office agreed to institute proceedings on that petition. On August 28, 2023, the Court stayed the case pending resolution of the petition. On October 3, 2024, in connection with a third-party’s petition citing different prior art, the United States Patent and Trademark Office invalidated all claims asserted against DISH Network L.L.C. and DISH Technologies L.L.C. Because SafeCast Limited did not appeal that decision, on January 27, 2025, the United States Patent and Trademark Office issued a certificate canceling the challenged claims. As a result, DISH Network L.L.C. and DISH Technologies L.L.C. filed a motion to terminate their petition before the United States Patent and Trademark Office, which was granted on June 5, 2025. On July 28, 2025, the District Court dismissed the litigation. This matter is now concluded.

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

On September 9, 2015, TQ Delta filed a first amended complaint that added allegations of infringement of United States Patent No. 9,094,268 (the “268 patent”), which is entitled “Multicarrier Transmission System With Low Power Sleep Mode and Rapid-On Capability.” On May 16, 2016, TQ Delta filed a second amended complaint that added EchoStar Corporation and their then wholly-owned subsidiary EchoStar Technologies L.L.C. as defendants. TQ Delta alleges that our satellite TV service, Internet service, set-top boxes, gateways, routers, modems, adapters and networks that operate in accordance with one or more Multimedia over Coax Alliance Standards infringe the asserted patents. TQ Delta has filed actions in the same court alleging infringement of the same patents against Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc. TQ Delta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

On March 12, 2018, the United States Patent and Trademark Office issued a final written decision on a third-party petition challenging the 268 patent, and it invalidated all of the asserted claims. TQ Delta filed notices of appeal from the final written decisions adverse to it. On May 9, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the 430 patent and the 412 patent. On July 10, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 404 patent. On July 15, 2019, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of the asserted claims of the 268 patent. On November 22, 2019, the United States Court of Appeals for the Federal Circuit reversed the invalidity finding on the 243 patent and the 158 patent, and then, on March 29, 2020, denied a petition for panel rehearing as to those findings. On April 13, 2021, the Court lifted the stay, and the case is proceeding on the 243 patent and the 158 patent. On April 23 and April 26, 2021, the United States Patent and Trademark Office issued orders granting requests for ex parte reexamination of, respectively, the 243 patent and the 158 patent, but on July 27, 2023 and October 11, 2023, respectively, the United States Patent and Trademark Office confirmed the challenged claims of the 243 patent and the 158 patent. In a proposed supplemental report, TQ Delta’s damages expert contends that TQ Delta is entitled to $251 million in damages. The Court has set a trial date of November 8, 2027.

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

On August 25, 2023, the FCC provided a sworn declaration stating that “the FCC considers … SNR and Northstar to have fully and timely satisfied their obligations to pay money to the Government arising from the AWS-3 Auction.” On that basis, on September 22, 2023, the Defendants filed a motion seeking partial summary judgment of no damages. On September 26, 2023, the Court denied the motion as premature. On March 8, 2024, the United States filed a motion to exercise its statutory prerogative to intervene in the case for the purpose of moving to dismiss it with prejudice, stating that the case is “unlikely to vindicate the United States’ interests and would needlessly expend the Government’s and this Court’s resources.” In a report and recommendation issued on April 7, 2025, a magistrate judge recommended that the government’s motion be granted. Vermont National’s objections to that recommendation have been fully briefed to the Court.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Pay-TV	2025	2024	2025	2024

	(In thousands)
Revenue
Service revenue	$2,439,754	$2,645,461	$4,954,220	$5,332,501
Equipment sales and other revenue	13,432	13,697	25,465	33,994
Total revenue	2,453,186	2,659,158	4,979,685	5,366,495

Operating Expenses
Cost of services:
Programming	1,179,698	1,257,983	2,395,152	2,542,172
Connectivity services (1)	97,424	98,179	195,742	199,000
Other (2)	312,645	318,090	594,726	633,025
Total cost of services	1,589,767	1,674,252	3,185,620	3,374,197
Cost of sales - equipment and other	9,349	16,043	18,753	30,806
Selling, general and administrative expenses:
Subscriber acquisition costs	87,606	102,635	174,119	223,388
Selling, general and administrative expenses	153,466	159,614	305,950	324,306
Total selling, general and administrative expenses	241,072	262,249	480,069	547,694

OIBDA (3)	612,998	706,614	1,295,243	1,413,798

Depreciation and amortization	53,035	70,339	112,073	141,019
Total costs and expenses	1,893,223	2,022,883	3,796,515	4,093,716

Operating income (loss)	$559,963	$636,275	$1,183,170	$1,272,779

Interest income	91,130	72,039	176,111	131,366
Interest expense, net of amounts capitalized	(236,599)	(184,787)	(479,838)	(369,641)
Other, net	209	(64,296)	(281)	(64,865)
Total other income (expense)	(145,260)	(177,044)	(304,008)	(303,140)

Income (loss) before income taxes	414,703	459,231	879,162	969,639
Income tax (provision) benefit, net	(100,657)	(128,307)	(214,578)	(253,174)
Net income (loss)	$314,046	$330,924	$664,584	$716,465

Purchases of property and equipment, net of refunds	$28,269	$17,893	$65,628	$44,586

(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, satellite and transmission, and other related costs.
(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
(3)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Category:	2025	2024	2025	2024

	(In thousands)
Pay-TV subscriber and related revenue	$2,439,754	$2,645,461	$4,954,220	$5,332,501
Pay-TV equipment sales and other revenue	13,432	13,697	25,465	33,994
Total	$2,453,186	$2,659,158	$4,979,685	$5,366,495

10.	Revenue Recognition

Contract Balances

Our allowance for credit losses were as follows:

	For the Six Months Ended
	June 30,
	2025	2024

	(In thousands)
Balance, beginning of period	$42,270	$34,884
Current period provision for expected credit losses	37,028	34,584
Write-offs charged against allowance	(17,980)	(27,426)
Balance, end of period	$61,318	$42,042

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Contract liabilities	$365,100	$386,638

Our beginning of period contract liability recorded as customer contract revenue during 2025 was $385 million.

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

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Balance, beginning of period	$138,433	$163,291	$148,172	$175,685
Additions	16,826	20,429	27,911	34,384
Amortization expense	(19,827)	(25,025)	(40,651)	(51,374)
Balance, end of period	$135,432	$158,695	$135,432	$158,695

11.	Related Party Transactions

Related Party Transactions with DISH Network, our parent, and EchoStar, our ultimate parent.

The following table summarizes our notes receivable balances with DISH Network:

	As of
	June 30, 2025		December 31, 2024
Notes Receivable - DISH Network	Principal	Accrued Interest Receivable	Principal	Accrued Interest Receivable

	(In thousands)
Intercompany Loan - DISH Network - 2028 Tranche	$2,844,401	$14,222	$2,844,401	$14,222
Q2 2024 Notes Receivable - DISH Network (1)	1,630,913	—	1,576,518	—
Q3 2024 Notes Receivable - DISH Network (1)	509,772	—	492,770	—
Total Notes Receivable - DISH Network	$4,985,086	$14,222	$4,913,689	$14,222

(1)	Interest is recorded monthly as paid in kind.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Intercompany Loan – DISH Network

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 (our “Senior Secured Notes”) and using the proceeds thereof, we made the Intercompany Loan to DISH Network to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the build-out of wireless infrastructure. The Intercompany Loan was initially secured by DISH Network’s interest in the wireless spectrum licenses for the 3.45-3.55 GHz Licenses up to the total loan amount outstanding including interest paid in kind. Pursuant to the terms of the Intercompany Loan, under certain circumstances, DISH Network wireless spectrum licenses (valued based upon a third-party valuation) may be substituted for the collateral. During the first quarter of 2025, DISH Network exercised its right to exchange certain of the 3.45-3.55 GHz Licenses for certain other previously unencumbered wireless spectrum licenses of equal or greater value based upon the most recent third-party valuation. The Intercompany Loan matures in two tranches, with the first tranche maturing on December 1, 2026 (the “2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “2028 Tranche”). The aggregate principal amount of the Intercompany Loan was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network under the 2026 Tranche. Interest accrues and is payable semiannually, and interest payments with respect to the Intercompany Loan were, at DISH Network’s option, payable in kind for the first two years from the issuance date of November 2021. In the third year post issuance date, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan were required to be paid in cash. Currently and prospectively, interest payments must be paid in cash. Interest accrues: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.50% per annum in excess of the Cash Accrual Rate for the applicable tranche.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

During the three months ended June 30, 2025 and 2024, we recorded $42 million and $44 million, respectively, of “Interest income” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the six months ended June 30, 2025 and 2024, we recorded $85 million and $94 million, respectively, of “Interest income” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of June 30, 2025 and December 31, 2024, the total Intercompany Loan – 2028 Tranche amount outstanding plus interest paid in kind was $2.844 billion. This is recorded in “Notes Receivable – DISH Network” on our Condensed Consolidated Balance Sheets. In addition, as of June 30, 2025 and December 31, 2024, “Interest receivable – DISH Network” on our Condensed Consolidated Balance Sheets was $14 million, which must be paid in cash.

Q2 2024 Notes Receivable – DISH Network

In June 2024, we and DISH Network entered into an intercompany loan (the “Q2 2024 Notes Receivable – DISH Network”) with an initial principal amount of $1.508 billion. The Q2 2024 Notes Receivable – DISH Network matures on August 13, 2028. Interest accrues and is payable monthly and interest payments shall be payable “in kind” and shall be added to the principal amount of the loan on each interest payment date. The interest rate with respect to the Q2 2024 Notes Receivable – DISH Network is at a variable rate. During the three months ended June 30, 2025, and 2024 we recorded $27 million and $21 million, respectively, of “Interest income” related to the above on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the six months ended June 30, 2025, and 2024 we recorded $54 million and $21 million, respectively, of “Interest income” related to the above on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of June 30, 2025, the total Q2 2024 Notes Receivable – DISH Network amount outstanding plus interest paid in kind was $1.631 billion. This is recorded in “Notes Receivable – DISH Network” on our Condensed Consolidated Balance Sheets.

Q3 2024 Notes Receivable – DISH Network

In September 2024, we and DISH Network entered into an intercompany loan (the “Q3 2024 Notes Receivable – DISH Network”) with an initial principal amount of $481 million. The Q3 2024 Notes Receivable – DISH Network matures on November 13, 2028. Interest accrues and is payable monthly and interest payments shall be payable “in kind” and shall be added to the principal amount of the loan on each interest payment date. The interest rate with respect to the Q3 2024 Notes Receivable – DISH Network is at a variable rate. During the three and six months ended June 30, 2025, we recorded $9 million and $17 million, respectively, of “Interest income” related to the above on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of June 30, 2025, the total Q3 2024 Notes Receivable – DISH Network amount outstanding plus interest paid in kind was $510 million. This is recorded in “Notes Receivable – DISH Network” on our Condensed Consolidated Balance Sheets.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Cost of services”

During the three months ended June 30, 2025 and 2024, we incurred expenses of $51 million and $52 million, respectively, for satellite capacity leased from DISH Network, and telemetry, tracking and control (“TT&C”) and other professional services provided to us by DISH Network. During the six months ended June 30, 2025 and 2024, we incurred expenses of $103 million and $104 million, respectively, for satellite capacity leased from DISH Network, and telemetry, tracking and control (“TT&C”) and other professional services provided to us by DISH Network. DISH Network is a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

Satellite Capacity Leased from DISH Network. We lease satellite capacity on satellites owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. See “Satellites” in Note 6 for further information. The term of each lease is set forth below:

●	EchoStar X, XI, XIV and XVI. We lease all available capacity on the EchoStar X, XI, XIV and XVI satellites from a wholly-owned subsidiary of DISH Network. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.

●	EchoStar XXIII. We lease certain capacity on the EchoStar XXIII satellite from a wholly-owned subsidiary of DISH Network on a month to month basis.

●	Nimiq 5. DISH Network had a 15-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location with the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. We were receiving transponder service on all 32 of the DBS transponders on this satellite from DISH Network. The Nimiq 5 lease was accounted for as a finance lease until the fourth quarter of 2024. Expenses related to this lease were recorded in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three and six months ended June 30, 2024, we recorded $8 million and $17 million, respectively, of “Depreciation and amortization” expense related to Nimiq 5 and less than $1 million and $1 million, respectively, of “Interest expense, net of amounts capitalized.” During October 2024, DISH Network extended the Nimiq 5 lease and, as a result of the new terms, our lease is accounted for as an operating lease. We are currently receiving transponder service on 31 of the DBS transponders on this satellite from DISH Network and this number will periodically decrease to 16 transponders in 2026.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Selling, general and administrative expenses”

During the three months ended June 30, 2025 and 2024, we incurred $5 million and $6 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. During the six months ended June 30, 2025 and 2024, we incurred $11 million and $10 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Agreements

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to our parent’s broadband, wireless and other operations. During the three months ended June 30, 2025 and 2024, the pass through costs associated with these services were $45 million and $34 million, respectively. During the six months ended June 30, 2025 and 2024, the pass through costs associated with these services were $78 million and $69 million, respectively.

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

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$7,077	$8,526	$14,278	$17,127

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$4,517	$5,569
Commitments to NagraStar	$1,702	$883

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

Overview

Recent Developments

Our ultimate parent, EchoStar received a letter from the Federal Communications Commission (the “FCC”) on May 9, 2025, indicating that the FCC was beginning a review of their compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 build-out extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “Letter”).  EchoStar responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025. On June 11, 2025, EchoStar’s Chairman met with the FCC; during this meeting EchoStar explained that any reconsideration of the September 2024 grant of their construction deadline extensions, any after-the-fact change to the criteria upon which their build-out is judged, or any decision to upend the 2 GHz band’s sharing rules would threaten the viability of their current operations and future plans. While no resolution has been achieved yet, and it is possible that no such resolution will ultimately be achieved, EchoStar continues to explore an acceptable resolution of the FCC’s stated concerns in a manner that minimizes disruption to their businesses and lifts the regulatory uncertainty created by the inquiries. The FCC review has introduced the possibility of reversing prior FCC grants of authority to EchoStar. This uncertainty over EchoStar’s spectrum rights has effectively frozen their ability to make decisions regarding their 5G network build-out, has materially adversely impacted their ability to implement and adjust their overall business plan and has required them to re-evaluate the deployment of their resources. In light of the continued uncertainty related to the FCC inquiries, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods to make such interest payments. See Note 7 in the Notes to our Condensed Consolidated Financial Statements for further details. EchoStar remains focused on resolving the FCC’s stated concerns. EchoStar continues to progress wide-ranging efforts to explore alternative or complementary pathways that could, if successfully implemented, resolve the FCC’s stated concerns in a manner acceptable to EchoStar.

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

Economic Environment

During 2024 and the first six months of 2025, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has impacted our overall operating results. In addition, changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

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

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments and debt service requirements for the next twelve months from cash generated from operations, existing restricted and unrestricted cash, cash equivalents and marketable investment securities balances and cash generated through raising additional capital. We do not currently have cash, cash equivalents, marketable investment securities balances and/or projected future cash flows to fully fund our 2026 debt maturities. We will need to refinance or restructure all or a portion of such obligations prior to maturity. Furthermore, because EchoStar reaching an acceptable resolution of the FCC inquiries is not assured, EchoStar must continue to evaluate the deployment of their resources. In light of this continued uncertainty, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods to make such interest payments.

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

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty. However, in light of the continued uncertainty related to the FCC inquiries, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods to make such interest payments. Although cured, this could negatively impact our ability to raise capital on favorable terms or at all. While modest fluctuations in the cost of capital will not likely impact our current operational plans, significant fluctuations could have a material adverse effect on our business, results of operations and financial condition.

Debt Issuances and Maturity

Term Loan Due 2025

During the three and six months ended June 30, 2025, we redeemed approximately $166 million and $333 million, respectively, of our Term Loan due 2025. The remaining balance of approximately $167 million is paid monthly and the final payment is due September 30, 2025. We expect to fund this obligation from our current restricted and unrestricted cash, cash equivalents and marketable investment securities balances on hand and/or projected future cash flows.

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

Other, net. The main components of “Other, net” are gains and losses realized on the sale and/or conversion of marketable and non-marketable investment securities, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of certain marketable and non-marketable investment securities, the sale of businesses or business assets gains and losses, debt extinguishment gains and losses, and equity in earnings and losses of our affiliates.

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

Pay-TV

We offer Pay-TV services under the DISH brand and the SLING brand. As of June 30, 2025, we had 7.108 million Pay-TV subscribers in the United States, including 5.323 million DISH TV subscribers and 1.785 million SLING TV subscribers. We promote our Pay-TV services by providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, SLING Latino and SLING Freestream video programming services.

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

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are rapidly increasing their Internet-based video offerings and direct-to-consumer exclusive and non-exclusive content. We also face competition from providers of video content, many of which are providers of programming content to us, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to: Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, HBO Max, STARZ, Peacock, Fubo, Philo and Tubi and certain bundles of these offerings.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024.

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,439,754	$2,645,461	$(205,707)	(7.8)
Equipment sales and other revenue	13,432	13,697	(265)	(1.9)
Total revenue	2,453,186	2,659,158	(205,972)	(7.7)

Costs and expenses:
Cost of services	1,589,767	1,674,252	(84,485)	(5.0)
% of Service revenue	65.2%	63.3%
Cost of sales - equipment and other	9,349	16,043	(6,694)	(41.7)
Selling, general and administrative expenses	241,072	262,249	(21,177)	(8.1)
% of Total revenue	9.8%	9.9%
Depreciation and amortization	53,035	70,339	(17,304)	(24.6)
Total costs and expenses	1,893,223	2,022,883	(129,660)	(6.4)

Operating income (loss)	559,963	636,275	(76,312)	(12.0)

Other income (expense):
Interest income	91,130	72,039	19,091	26.5
Interest expense, net of amounts capitalized	(236,599)	(184,787)	(51,812)	(28.0)
Other, net	209	(64,296)	64,505	*
Total other income (expense)	(145,260)	(177,044)	31,784	18.0

Income (loss) before income taxes	414,703	459,231	(44,528)	(9.7)
Income tax (provision) benefit, net	(100,657)	(128,307)	27,650	21.5
Effective tax rate	24.3%	27.9%
Net income (loss)	$314,046	$330,924	$(16,878)	(5.1)

Other data:
Pay-TV subscribers, as of period end (in millions)**	7.108	8.074	(0.966)	(12.0)
DISH TV subscribers, as of period end (in millions)	5.323	6.076	(0.753)	(12.4)
SLING TV subscribers, as of period end (in millions)	1.785	1.998	(0.213)	(10.7)
Pay-TV subscriber additions (losses), net (in millions)	(0.261)	(0.104)	(0.157)	*
DISH TV subscriber additions (losses), net (in millions)	(0.152)	(0.182)	0.030	16.5
SLING TV subscriber additions (losses), net (in millions)	(0.109)	0.078	(0.187)	*
Pay-TV ARPU	$111.74	$108.42	$3.32	3.1
DISH TV subscriber additions, gross (in millions)	0.057	0.076	(0.019)	(25.0)
DISH TV churn rate	1.29%	1.39%	(0.10)%	(7.2)
DISH TV SAC	$1,150	$938	$212	22.6
Purchases of property and equipment, net of refunds	$28,269	$17,893	$10,376	58.0
OIBDA	$612,998	$706,614	$(93,616)	(13.2)

*	Percentage is not meaningful.
**

During the second quarter of 2025, we removed approximately 28,000 subscribers from our period end DISH TV subscriber count representing DISH TV subscribers sold during the three months ended June 30, 2025. This removal had no material impact on any other reported subscriber metrics, other than our period end DISH TV subscriber count.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 152,000 net DISH TV subscribers during the three months ended June 30, 2025 compared to the loss of approximately 182,000 net DISH TV subscribers during the same period in 2024. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 109,000 net SLING TV subscribers during the three months ended June 30, 2025 compared to the addition of approximately 78,000 net SLING TV subscribers during the same period in 2024. The change in net SLING TV subscribers was primarily related to lower SLING TV subscriber activations due to our emphasis on acquiring higher quality subscribers. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the three months ended June 30, 2025, we activated approximately 57,000 gross new DISH TV subscribers compared to approximately 76,000 gross new DISH TV subscribers during the same period in 2024, a decrease of 25.0%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended June 30, 2025 was 1.29% compared to 1.39% for the same period in 2024. Our DISH TV churn rates for the three months ended June 30, 2025 and 2024 were positively impacted by our continued emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Service revenue. “Service revenue” totaled $2.440 billion for the three months ended June 30, 2025, a decrease of $206 million or 7.8% compared to the same period in 2024. The decrease in “Service revenue” compared to the same period in 2024 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $111.74 during the three months ended June 30, 2025 versus $108.42 during the same period in 2024. The $3.32 or 3.1% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the third and fourth quarter of 2024, respectively.

Cost of services. “Cost of services” totaled $1.590 billion during the three months ended June 30, 2025, a decrease of $84 million or 5.0% compared to the same period in 2024. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended June 30, 2025 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 65.2% and 63.3% of “Service revenue” during the three months ended June 30, 2025 and 2024, respectively. This increase primarily related to higher programming costs per subscriber.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $241 million during the three months ended June 30, 2025, a $21 million or 8.1% decrease compared to the same period in 2024. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $53 million during the three months ended June 30, 2025, a $17 million or 24.6% decrease compared to the same period in 2024. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the expiration of our Nimiq 5 finance lease in September 2024.

DISH TV SAC. DISH TV SAC was $1,150 during the three months ended June 30, 2025 compared to $938 during the same period in 2024, an increase of $212 or 22.6%. This change was primarily attributable to an increase in advertising costs per subscriber, a higher percentage of new receivers compared to remanufactured receivers being activated on new subscriber accounts and higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the three months ended June 30, 2025 and 2024, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $8 million and $6 million, respectively.

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

Interest income. “Interest income” totaled $91 million during the three months ended June 30, 2025, an increase of $19 million compared to the same period in 2024. This increase in interest income was primarily associated with the intercompany loans to DISH Network during the second and third quarter of 2024, partially offset by a reduction in interest income associated with our Intercompany Loan – 2028 Tranche to DISH Network. See Note 11 in the Notes to our Condensed Consolidated Financial Statements for further information.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $237 million during the three months ended June 30, 2025, an increase of $52 million or 28.0% compared to the same period in 2024. This increase primarily resulted from a debt issuance in the third quarter of 2024, partially offset by the redemption of debt that matured in November 2024.

Income tax (provision) benefit, net. Our income tax provision was $101 million during the three months ended June 30, 2025, a decrease of $28 million or 21.5% compared to the same period in 2024. The change was primarily related to a decrease in “Income (loss) before income taxes.” Our effective tax rate during the three months ended June 30, 2024 was impacted by federal valuation allowances.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024.

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$4,954,220	$5,332,501	$(378,281)	(7.1)
Equipment sales and other revenue	25,465	33,994	(8,529)	(25.1)
Total revenue	4,979,685	5,366,495	(386,810)	(7.2)

Costs and expenses:
Cost of services	3,185,620	3,374,197	(188,577)	(5.6)
% of Service revenue	64.3%	63.3%
Cost of sales - equipment and other	18,753	30,806	(12,053)	(39.1)
Selling, general and administrative expenses	480,069	547,694	(67,625)	(12.3)
% of Total revenue	9.6%	10.2%
Depreciation and amortization	112,073	141,019	(28,946)	(20.5)
Total costs and expenses	3,796,515	4,093,716	(297,201)	(7.3)

Operating income (loss)	1,183,170	1,272,779	(89,609)	(7.0)

Other income (expense):
Interest income	176,111	131,366	44,745	34.1
Interest expense, net of amounts capitalized	(479,838)	(369,641)	(110,197)	(29.8)
Other, net	(281)	(64,865)	64,584	99.6
Total other income (expense)	(304,008)	(303,140)	(868)	(0.3)

Income (loss) before income taxes	879,162	969,639	(90,477)	(9.3)
Income tax (provision) benefit, net	(214,578)	(253,174)	38,596	15.2
Effective tax rate	24.4%	26.1%
Net income (loss)	$664,584	$716,465	$(51,881)	(7.2)

Other data:
Pay-TV subscribers, as of period end (in millions)**	7.108	8.074	(0.966)	(12.0)
DISH TV subscribers, as of period end (in millions)	5.323	6.076	(0.753)	(12.4)
SLING TV subscribers, as of period end (in millions)	1.785	1.998	(0.213)	(10.7)
Pay-TV subscriber additions (losses), net (in millions)	(0.642)	(0.452)	(0.190)	(42.0)
DISH TV subscriber additions (losses), net (in millions)	(0.335)	(0.395)	0.060	15.2
SLING TV subscriber additions (losses), net (in millions)	(0.307)	(0.057)	(0.250)	*
Pay-TV ARPU	$111.18	$107.89	$3.29	3.0
DISH TV subscriber additions, gross (in millions)	0.103	0.155	(0.052)	(33.5)
DISH TV churn rate	1.33%	1.46%	(0.13)%	(8.9)
DISH TV SAC	$1,150	$997	$153	15.3
Purchases of property and equipment, net of refunds	$65,628	$44,586	$21,042	47.2
OIBDA	$1,295,243	$1,413,798	$(118,555)	(8.4)

*	Percentage is not meaningful.
**

During the second quarter of 2025, we removed approximately 28,000 subscribers from our period end DISH TV subscriber count representing DISH TV subscribers sold during the six months ended June 30, 2025. This removal had no material impact on any other reported subscriber metrics, other than our period end DISH TV subscriber count.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 335,000 net DISH TV subscribers during the six months ended June 30, 2025 compared to the loss of approximately 395,000 net DISH TV subscribers during the same period in 2024. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 307,000 net SLING TV subscribers during the six months ended June 30, 2025 compared to the loss of approximately 57,000 net SLING TV subscribers during the same period in 2024. The increase in net SLING TV subscriber losses was primarily related to lower SLING TV subscriber activations due to our emphasis on acquiring higher quality subscribers and higher SLING TV subscriber disconnects in 2025. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis.

DISH TV subscribers, gross. During the six months ended June 30, 2025, we activated approximately 103,000 gross new DISH TV subscribers compared to approximately 155,000 gross new DISH TV subscribers during the same period in 2024, a decrease of 33.5%. This decrease in our gross new DISH TV subscriber activations was primarily related to lower marketing expenditures, the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the six months ended June 30, 2025 was 1.33% compared to 1.46% for the same period in 2024. Our DISH TV churn rates for the six months ended June 30, 2025 and 2024 were positively impacted by our continued emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Service revenue. “Service revenue” totaled $4.954 billion for the six months ended June 30, 2025, a decrease of $378 million or 7.1% compared to the same period in 2024. The decrease in “Service revenue” compared to the same period in 2024 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $111.18 during the six months ended June 30, 2025 versus $107.89 during the same period in 2024. The $3.29 or 3.0% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases. The DISH TV and SLING TV programming package price increases were effective in the third and fourth quarter of 2024, respectively.

Cost of services. “Cost of services” totaled $3.186 billion during the six months ended June 30, 2025, a decrease of $189 million or 5.6% compared to the same period in 2024. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the six months ended June 30, 2025 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 64.3% and 63.3% of “Service revenue” during the six months ended June 30, 2025 and 2024, respectively. This increase primarily related to higher programming costs per subscriber.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $480 million during the six months ended June 30, 2025, a $68 million or 12.3% decrease compared to the same period in 2024. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower marketing expenditures and lower gross new DISH TV subscriber activations and a decrease in personnel costs.

Depreciation and amortization. “Depreciation and amortization” expense totaled $112 million during the six months ended June 30, 2025, a $29 million or 20.5% decrease compared to the same period in 2024. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers and the expiration of our Nimiq 5 finance lease in September 2024.

DISH TV SAC. DISH TV SAC was $1,150 during the six months ended June 30, 2025 compared to $997 during the same period in 2024, an increase of $153 or 15.3%. This change was primarily attributable to an increase in advertising costs per subscriber, a higher percentage of new receivers compared to remanufactured receivers being activated on new subscriber accounts and higher commission costs due to our emphasis on acquiring higher quality subscribers. While our marketing expenditures decreased during the six months ended June 30, 2025 compared to the same period in 2024, our gross new DISH TV subscriber activations decreased at a higher rate, resulting in an increase in advertising costs per subscriber.

During the six months ended June 30, 2025 and 2024, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $15 million and $13 million, respectively.

Interest income. “Interest income” totaled $176 million during the six months ended June 30, 2025, an increase of $45 million compared to the same period in 2024. This increase in interest income was primarily associated with the intercompany loans to DISH Network during the second and third quarter of 2024, partially offset by a reduction in interest income associated with our Intercompany Loan – 2028 Tranche to DISH Network. See Note 11 in the Notes to our Condensed Consolidated Financial Statements for further information.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $480 million during the six months ended June 30, 2025, an increase of $110 million or 29.8% compared to the same period in 2024. This increase primarily resulted from a debt issuance in the third quarter of 2024, partially offset by the redemption of debt that matured in November 2024.

Income tax (provision) benefit, net. Our income tax provision was $215 million during the six months ended June 30, 2025, a decrease of $39 million or 15.2% compared to the same period in 2024. The change was primarily related to a decrease in “Income (loss) before income taxes.” Our effective tax rate during the six months ended June 30, 2024 was impacted by federal valuation allowances.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Operating income (loss)	$559,963	$636,275	$1,183,170	$1,272,779
Depreciation and amortization	53,035	70,339	112,073	141,019
OIBDA	$612,998	$706,614	$1,295,243	$1,413,798

The changes in OIBDA during the three and six months ended June 30, 2025, compared to the same period in 2024, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

The summarized balance sheet information for the combined obligor group of our registered senior notes is presented in the table below.

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Current assets	$1,950,161	$1,780,162
Noncurrent assets	6,419,026	6,395,280
Current liabilities	2,043,867	2,147,507
Noncurrent liabilities	12,737,208	12,617,150
Due from non-guarantors	646,722	594,492
Due from related parties	5,000,769	4,928,291
Due to non-guarantors	2,538,788	2,403,527
Due to related parties	35,194	34,273

The summarized results of operations information for the combined obligor group of our registered senior notes is presented in the table below.

For the Six Months Ended
June 30, 2025
(In thousands)
Total revenues	$2,275,642
Operating income (loss)	391,596
Net income (loss)	90,040
Operating expenses to related parties	115,699
Other income from related parties	157,738
Other expense to non-guarantors	135,261

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

In response to the uncertainty created by the FCC inquiries, our ultimate parent, EchoStar may take one or more significant actions in order to protect their interest in their Wireless Licenses and other assets, which actions may also directly impact us and could negatively impact your investment.

In order to protect their interest in their Wireless Licenses and other assets our ultimate parent, EchoStar, may take one or more actions that may negatively impact their operations and financial condition as well as ours, including, under certain circumstances, filing for relief under Chapter 11 of the United States Bankruptcy Code, which filing could also include DISH DBS, if EchoStar determines that such an action is in the best interests of EchoStar and its stakeholders. Such a decision could be driven by a range of strategic considerations, including, but not limited to, the uncertainty created by the FCC inquiries and effective deployment of capital.

Certain actions that EchoStar may take, including a potential voluntary Chapter 11 bankruptcy filing, which filing could also include DISH DBS, could have material adverse consequences, including, but not limited to: (i) disruption of EchoStar’s relationships with vendors, suppliers, employees and customers; (ii) limitations on EchoStar’s ability to access capital markets or otherwise obtain financing on favorable terms or at all; (iii) limitations on EchoStar’s ability to take advantage of business opportunities; (iv) reputational harm; (v) potential delisting of EchoStar’s securities from trading exchanges; and (vi) significant administrative costs and diversion of management attention. Furthermore, the outcome of any of the actions that EchoStar may take, including a filing for relief under Chapter 11 which could include DISH DBS, is inherently uncertain and may result in a loss of control by EchoStar’s principal stockholder or a material reduction in the value or change in the relative priority of existing equity or debt securities. These actions taken by EchoStar could have a direct and material negative impact on us.

There can be no assurance that any protective actions which EchoStar may take, including a restructuring or reorganization process involving DISH DBS, whether pursued in or outside of bankruptcy, would be successful or would not materially adversely affect our business, financial condition, results of operations, liquidity or the market value of our securities.

The FCC’s review of our ultimate parent, EchoStar’s compliance with network build-out requirements could lead to the loss or impairment of certain of their existing spectrum licenses.

As previously disclosed, on May 9, 2025, the FCC informed our ultimate parent, EchoStar that it had begun a review of their compliance with certain of their federal obligations to provide 5G service in the United States and raising certain questions regarding their September 2024 build-out extension and mobile-satellite service utilization in the 2 GHz band. While EchoStar is currently working to address the concerns raised by the FCC in a way that is acceptable to them, there can be no assurance that such a resolution will be reached.

The FCC review has introduced the possibility of reversing prior FCC grants of authority to EchoStar. This uncertainty over their spectrum rights has effectively frozen their ability to make decisions regarding their 5G network build-out, has materially adversely impacted their ability to implement and adjust their overall business plan and has required them to re-evaluate the deployment of their resources. In light of the continued uncertainty related to the FCC inquiries, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods to make such interest payments.

If EchoStar fails to reach an acceptable resolution with the FCC, one or more of their wireless spectrum licenses could be cancelled or modified and/or their build-out requirements could be accelerated, any of which would have a material adverse effect on their business, results of operations and financial condition. While DISH DBS does not hold terrestrial spectrum licenses itself, the significance of these negative potential outcomes occurring at the parent level could potentially have a material adverse effect on our business, results of operations and financial condition. During the pendency of the FCC review, EchoStar’s ability to make decisions with respect to their 5G network build-out and implement their business plans will continue to be materially adversely impacted, the attention of EchoStar’s management will continue to be diverted to this matter, and they will continue to evaluate the deployment of their resources and consider all strategic options. These actions occurring at our ultimate parent could consequently have a material adverse effect on our business, results of operations and financial condition as well.

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

We currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern.

As of the date of this report, we currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our anticipated working capital needs, capital expenditures, interest payments and other contractual obligations over the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern and, as a result, a ‘going concern’ disclosure appears in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Among other things, our business and financial condition is negatively impacted by upcoming debt maturities and interest payments which may further constrain available liquidity. In addition, our cash flow from operations is negative and may continue and/or accelerate. If we are unable to improve our operating performance, raise additional capital, negotiate with debt holders or otherwise secure adequate sources of liquidity, we may be unable to achieve our business objectives and may be forced to delay, curtail or forego strategic initiatives.

The presence of a going concern uncertainty may also adversely impact the price of our securities, harm our current, future and potential relationships with suppliers, vendors, customers, employees and creditors, and may limit our ability to access additional financing on acceptable terms or at all. There can be no assurance that management’s plans to mitigate these risks will be successful on a timely basis or at all. If we are unable to secure adequate liquidity on an acceptable timeline or at all, we may not be able to continue as a going concern, which could result in a total loss of your investment. In addition, as our cash and cash equivalents balance declines, the risks described above may continue, increase or accelerate at any time and with or without notice. We cannot guarantee the timing or outcome of any resolution and any resolution we may negotiate may materially adversely impact our business, financial condition and/or operations.

Item 6.EXHIBITS

Exhibits.

22◻	List of Subsidiary Guarantors

31.1◻	Section 302 Certification of Chief Executive Officer.

31.2◻	Section 302 Certification of Chief Financial Officer.

32.1◻	Section 906 Certification of Chief Executive Officer.

32.2◻	Section 906 Certification of Chief Financial Officer.

99.1*

Letter to EchoStar regarding review of compliance with its federal obligations to provide 5G service throughout the United States, dated May 9, 2025 (incorporated by reference from Exhibit 99.1 to EchoStar Corporation’s Current Report on Form 8-K filed May 13, 2025).

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended June 30, 2025, filed on August 8, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date: August 8, 2025