Form 10-Q
period 2025-09-30
DISH DBS CORP
filed 2025-11-14
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of November 1, 2025, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.

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

SUMMARY OF RISK FACTORS

Risks Relating to Pending Transactions

●	The timing and closing of the AT&T Transactions are not certain, and are subject to certain conditions, some of which we and our ultimate parent, EchoStar, cannot control, which could result in the AT&T Transactions not being completed or being completed later than expected, which could have a material adverse impact on our expected leverage and available cash-on-hand, as well as costs and revenues, or otherwise reducing the anticipated benefits to us of the AT&T Transactions.

Competition and Economic Risks

●	We face intense and increasing competition from providers of video, broadband and/or wireless services. Changing consumer behavior and new technologies in our Pay-TV business may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	Our pay-TV competitors may be able to leverage their relationships with programmers to reduce their programming costs and/or offer exclusive content that will place them at a competitive advantage to us.

●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

i

●	We depend on others to provide the programming that we offer to our Pay-TV subscribers and, if we fail to obtain or lose access to certain programming, our Pay-TV subscriber activations and our subscriber churn rate may be negatively impacted.

●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.

●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

●	We currently depend on DISH Network to provide the vast majority of our satellite transponder capacity and other related services to us. Our business would be adversely affected if DISH Network ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	Changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	We have experienced and may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.

ii

●	The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern.

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.

●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

●	Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets, and we have made and may continue to make funds available to DISH Network in the form of cash distributions or loans in connection with the development of DISH Network’s wireless business.

●	Our Senior Secured Notes (defined herein) are subordinated to our existing unsecured notes and certain future unsecured notes with respect to certain realizations under the Intercompany Loan – DISH Network (defined herein) and any collateral pledged as security therefor.

●	We will need additional capital, which may not be available on favorable terms or at all, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.

●	Our ultimate parent, EchoStar, is controlled by one principal stockholder, who is also our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

iii

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$946,640	$419,087
Current restricted cash, cash equivalents and marketable investment securities	128,826	150,898
Trade accounts receivable, net of allowance for credit losses of $53,080 and $42,270, respectively	465,193	592,355
Inventory	125,309	183,202
Interest receivable - DISH Network (Note 11)	56,888	14,222
Prepaids and other assets	113,001	118,070
Other current assets	2,583	1,588
Total current assets	1,838,440	1,479,422

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	60,471	58,676
Property and equipment, net	575,514	624,769
Regulatory authorizations, net	611,794	611,794
Other investments, net	17,344	22,641
Operating lease assets	96,395	81,024
Notes Receivable - DISH Network (Note 11)	5,021,703	4,913,689
Other noncurrent assets, net	90,235	99,908
Total noncurrent assets	6,473,456	6,412,501
Total assets	$8,311,896	$7,891,923

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$151,031	$207,531
Deferred revenue and other	404,647	416,156
Accrued programming	1,222,607	1,339,072
Accrued interest	185,878	153,409
Other accrued expenses and liabilities	417,563	373,915
Current portion of debt, finance lease and other obligations (Note 7)	2,911,440	744,556
Total current liabilities	5,293,166	3,234,639

Long-Term Obligations, Net of Current Portion:
Long-term debt, finance lease and other obligations, net of current portion (Note 7)	8,790,219	11,402,894
Deferred tax liabilities, net	184,566	205,064
Operating lease liabilities	64,630	52,156
Long-term deferred revenue and other long-term liabilities	231,454	203,190
Total long-term obligations, net of current portion	9,270,869	11,863,304
Total liabilities	14,564,035	15,097,943

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,565,114	1,558,325
Accumulated other comprehensive income (loss)	(3,951)	(3,047)
Accumulated earnings (deficit)	(7,813,302)	(8,761,298)
Total stockholder’s equity (deficit)	(6,252,139)	(7,206,020)
Total liabilities and stockholder’s equity (deficit)	$8,311,896	$7,891,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Service revenue	$2,323,402	$2,590,379	$7,277,622	$7,922,880
Equipment sales and other revenue	10,551	11,423	36,016	45,417
Total revenue	2,333,953	2,601,802	7,313,638	7,968,297

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	1,505,923	1,675,206	4,691,543	5,049,403
Cost of sales - equipment and other	8,478	18,157	27,231	48,963
Selling, general and administrative expenses	256,143	273,792	736,212	821,486
Depreciation and amortization	50,223	73,290	162,296	214,309
Total costs and expenses	1,820,767	2,040,445	5,617,282	6,134,161

Operating income (loss)	513,186	561,357	1,696,356	1,834,136

Other Income (Expense):
Interest income	91,356	79,312	267,467	210,678
Interest expense, net of amounts capitalized	(229,670)	(184,543)	(709,508)	(554,184)
Other, net (Note 4)	1,222	(3,270)	941	(68,135)
Total other income (expense)	(137,092)	(108,501)	(441,100)	(411,641)

Income (loss) before income taxes	376,094	452,856	1,255,256	1,422,495
Income tax (provision) benefit, net	(92,682)	(113,029)	(307,260)	(366,203)
Net income (loss)	$283,412	$339,827	$947,996	$1,056,292

Comprehensive Income (Loss):
Net income (loss)	$283,412	$339,827	$947,996	$1,056,292
Other comprehensive income (loss):
Foreign currency translation adjustments	(839)	(123)	(905)	(128)
Unrealized holding gains (losses) on available-for-sale debt securities included in net income (loss)	2	—	1	—
Deferred income tax (expense) benefit, net	—	7	—	5
Total other comprehensive income (loss), net of tax	(837)	(116)	(904)	(123)
Comprehensive income (loss)	$282,575	$339,711	$947,092	$1,056,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2023	$—	$1,547,164	$(2,501)	$(5,490,361)	$(3,945,698)
Non-cash, stock-based compensation	—	1,987	—	—	1,987
Other comprehensive income (loss)	—	—	16	—	16
Intercompany Loan - 2026 Tranche	—	—	—	(4,718,517)	(4,718,517)
Net income (loss)	—	—	—	385,541	385,541
Balance, March 31, 2024	$—	$1,549,151	$(2,485)	$(9,823,337)	$(8,276,671)
Non-cash, stock-based compensation	—	4,026	—	—	4,026
Other comprehensive income (loss)	—	—	(23)	—	(23)
Net income (loss)	—	—	—	330,924	330,924
Balance, June 30, 2024	$—	$1,553,177	$(2,508)	$(9,492,413)	$(7,941,744)
Non-cash, stock-based compensation	—	2,642	—	—	2,642
Other comprehensive income (loss)	—	—	(116)	—	(116)
Net income (loss)	—	—	—	339,827	339,827
Balance, September 30, 2024	$—	$1,555,819	$(2,624)	$(9,152,586)	$(7,599,391)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2024	$—	$1,558,325	$(3,047)	$(8,761,298)	$(7,206,020)
Non-cash, stock-based compensation	—	1,426	—	—	1,426
Other comprehensive income (loss)	—	—	(1)	—	(1)
Net income (loss)	—	—	—	350,538	350,538
Balance, March 31, 2025	$—	$1,559,751	$(3,048)	$(8,410,760)	$(6,854,057)
Non-cash, stock-based compensation	—	2,288	—	—	2,288
Other comprehensive income (loss)	—	—	(66)	—	(66)
Net income (loss)	—	—	—	314,046	314,046
Balance, June 30, 2025	$—	$1,562,039	$(3,114)	$(8,096,714)	$(6,537,789)
Non-cash, stock-based compensation	—	3,075	—	—	3,075
Other comprehensive income (loss)	—	—	(837)	—	(837)
Net income (loss)	—	—	—	283,412	283,412
Balance, September 30, 2025	$—	$1,565,114	$(3,951)	$(7,813,302)	$(6,252,139)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$947,996	$1,056,292
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	162,296	214,309
Non-cash, stock-based compensation	6,789	8,655
Deferred tax expense (benefit)	(20,308)	(44,390)
Changes in allowance for credit losses	10,810	14,966
Non-cash interest income - DISH Network	(108,014)	(93,257)
Other, net	104,400	99,962
Changes in operating assets and operating liabilities, net	11,534	56,680
Net cash flows from operating activities	1,115,503	1,313,217

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	(17,392)	397
Purchases of property and equipment (Note 6)	(102,660)	(65,153)
Notes Receivable - DISH Network (Note 11)	—	(1,564,589)
Other, net	2,463	9,406
Net cash flows from investing activities	(117,589)	(1,619,939)

Cash Flows From Financing Activities:
Repayment of long-term debt, finance lease and other obligations	(8,058)	(41,432)
Proceeds from New DISH DBS Financing	—	2,500,000
Debt issuance costs and debt (discount) premium from New DISH DBS Financing	—	(136,208)
Redemption and repurchases of term loans and senior notes	(500,000)	—
Other, net	27	—
Net cash flows from financing activities	(508,031)	2,322,360

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	489,883	2,015,638
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period (Note 4)	628,661	428,621
Cash, cash equivalents, restricted cash and cash equivalents, end of period (Note 4)	$1,118,544	$2,444,259

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

Recent Developments

FCC Review

In the third quarter of 2025, our ultimate parent, EchoStar resolved the previously disclosed review by the Federal Communications Commission (the “FCC”) into EchoStar’s compliance with the build-out milestones and other obligations regarding EchoStar’s federal spectrum licenses. EchoStar had previously received a letter from the FCC on May 9, 2025, indicating that the FCC was beginning a review of their compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 build-out extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “May 9 Letter”). EchoStar responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025.

During the second quarter and the beginning of the third quarter of 2025, the potential ramifications of the FCC review to EchoStar’s business required them to, among other things, reevaluate the deployment of their resources and as a result, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods. See Note 7 for further information.

The FCC review introduced the possibility of reversing prior FCC grants of authority to EchoStar. The FCC made it clear that it viewed EchoStar’s spectrum as being underutilized and deemed their continued ownership of such spectrum licenses inconsistent with the public interest, and that they must sell a material amount of spectrum licenses or face a wide-ranging license revocation. Accordingly, as a result of these unforeseeable actions by the FCC that were outside of EchoStar’s control, they entered into the AT&T Transactions, as defined below, whereby EchoStar agreed to sell a material amount of their spectrum licenses. In August 2025, following these transactions, EchoStar began the abandonment and decommission process for certain portions of their 5G Network that will not be utilized in their Hybrid MNO business. Furthermore, EchoStar believes the FCC’s actions and the resulting AT&T Transactions constitute one or more force majeure events under certain of their 5G Network-related contracts.

On September 8, 2025, EchoStar received a follow-up letter from the FCC (the “September 8 Letter”). The September 8 Letter states, among other things, that FCC Chairman Carr has “asked FCC staff to bring the agency’s investigation to conclusion” by directing FCC staff to: “(1) dismiss VTel Wireless’s petition for reconsideration; (2) confirm that EchoStar holds exclusive terrestrial and MSS rights over the AWS-4 spectrum to which it is currently licensed; and (3) find that relevant FCC buildout and other related obligations have been satisfied by EchoStar in view of the company’s current FCC milestones.”

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

AT&T License Purchase Agreement

On August 25, 2025, our parent, DISH Network, our ultimate parent, EchoStar, and AT&T Mobility II LLC, a Delaware limited liability company, and subsidiary of AT&T Inc. (“AT&T”) entered into a License Purchase Agreement (the “AT&T License Purchase Agreement,” and the transactions contemplated thereby, the “AT&T Transactions”).

Pursuant to the terms and subject to the conditions set forth in the AT&T License Purchase Agreement, DISH Network and EchoStar have agreed to sell all 3.45–3.55 GHz and 600 MHz spectrum licenses (collectively, the “3.45 GHz and 600 MHz Licenses”), and to a 99-year extension of existing leases for AT&T’s exclusive use of certain wireless spectrum licenses in Hawaii for an aggregate purchase price of $22.650 billion in cash, subject to certain potential adjustments (the “Closing Purchase Price”). The AT&T License Purchase Agreement also extends to AT&T the right to lease certain 3.45 GHz licenses from DISH Network and EchoStar, which AT&T exercised, subject to a short-term spectrum manager lease, at the end of the third quarter of 2025.

The Closing Purchase Price is subject to downward adjustment in the event certain 3.45 GHz and 600 MHz Licenses are ultimately excluded by either DISH Network or EchoStar, or AT&T, under certain circumstances. DISH Network and EchoStar are not obligated to consummate the AT&T Transactions if the Closing Purchase Price, after giving effect to the aggregate amount of any such adjustments, is less than $18.6 billion (the “Minimum Purchase Price”). However, if the aggregate amount of such reductions would otherwise reduce the Closing Purchase Price below the Minimum Purchase Price, AT&T may elect to pay the Minimum Purchase Price at closing, in which case this condition will be deemed satisfied.

The AT&T License Purchase Agreement provides that, at the closing of the AT&T Transactions, any amounts outstanding under that certain Loan and Security Agreement, dated November 26, 2021, between us as lender and DISH Network will be repaid in full using proceeds from the AT&T Transactions to the respective holders of the Intercompany Loan – DISH Network (the “DISH 2021 Intercompany Loan Payoff”). The DISH 2021 Intercompany Loan Payoff includes $2.844 billion due to us as of September 30, 2025 for the Intercompany Loan – DISH Network – 2028 Tranche. The Intercompany Loan – DISH Network is secured by DISH Network’s 3.45 GHz Licenses and certain other wireless spectrum licenses. See Note 11 for definitions and further information.

In addition, all outstanding 11 3/4% Senior Secured Notes due November 15, 2027 issued pursuant to that certain Secured Indenture, dated November 15, 2022 (“DISH Secured Indenture”), by and among DISH Network Corporation, the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, will be redeemed concurrently with the closing in accordance with the terms of the DISH Secured Indenture (the “Redemption”). As of September 30, 2025, the aggregate principal amount outstanding of DISH Network’s 11 3/4% Senior Secured Notes due November 15, 2027 was $3.5 billion and is secured by the 600 MHz Licenses.

The AT&T Transactions are subject to a number of terms and conditions set forth in the AT&T License Purchase Agreement. The completion of the AT&T Transactions are subject to the satisfaction or waiver of customary closing conditions, including, but not limited to, certain government approvals, including, among other things, receipt of certain consents and approvals from the FCC and the United States Department of Justice. The AT&T License Purchase Agreement also provides for specified termination rights by each party in certain circumstances. The closing is expected to occur in the first half of 2026.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The description of the AT&T License Purchase Agreement is not complete and is qualified in its entirety by reference to the License Purchase Agreement filed as an exhibit to EchoStar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

Future Capital Requirements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our cash and cash equivalents and marketable investment securities totaled $947 million as of September 30, 2025 (“Cash on Hand”). As reflected in the condensed consolidated financial statements as of September 30, 2025, we have $2.0 billion of debt maturing in July 2026.

As detailed above, upon the closing of the AT&T Transactions, subject to certain conditions and adjustments, our parent, DISH Network, and our ultimate parent, EchoStar, will receive $22.650 billion in cash. The AT&T Transactions also contemplate the repayment of certain of DISH Network’s debt, including DISH Network’s $2.844 billion due to us as of September 30, 2025 for the Intercompany Loan – DISH Network – 2028 Tranche as described above in “AT&T Transactions.” However, until the closing of the these transactions, which are subject to receipt of government approvals and other customary conditions, funding is not deemed committed and because we do not currently have the necessary Cash on Hand and/or projected future cash flows or committed financing to fund our obligations for at least twelve months from the issuance of these condensed consolidated financial statements, substantial doubt exists about our ability to continue as a going concern.

To address our capital needs, we are in active discussions with funding sources to raise additional capital and/or restructure our outstanding debt. We cannot provide assurances that we will be successful in obtaining such new financing and/or restructuring the existing debt obligations necessary for us to have sufficient liquidity.

In addition, until the closing of the AT&T Transactions, DISH Network, and EchoStar, may not be able to provide additional liquidity in the future as substantial doubt exists about their ability to continue as a going concern. For further information on EchoStar’s recent transactions and future capital requirements refer to EchoStar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

We and our ultimate parent, EchoStar, cannot provide assurances that the AT&T Transactions will be approved and consummated on the predicted timeline or at all.

The condensed consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.

Pay-TV

We offer pay-TV services under the DISH® brand and the SLING® brand (collectively “Pay-TV” services). The DISH branded pay-TV service consists of, among other things, FCC licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, broadcast operations, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations (“DISH TV”). We also design, develop and distribute receiver systems and provide digital broadcast operations, including satellite uplinking/downlinking, transmission and other services to third-party pay-TV providers. The SLING branded pay-TV services consist

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

of, among other things, multichannel, live-linear and on-demand streaming over-the-top (“OTT”) Internet-based domestic, international, Latino and Freestream video programming services (“SLING TV”). As of September 30, 2025, we had 7.166 million Pay-TV subscribers in the United States, including 5.171 million DISH TV subscribers and 1.995 million SLING TV subscribers.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations or as part of an asset acquisition, timing and amount of asset retirement obligations, inputs or outputs used to recognize revenue over time, including the relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, estimates of the timing of future cash flows used to pay principal on certain debt obligations, nonrefundable upfront fees, independent third-party

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

retailer incentives, programming expenses, subscriber lives and likelihood of certain contingent events. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

As of September 30, 2025 and December 31, 2024, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt, finance lease and other obligations”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates. Fair values of our marketable investment securities are measured on a recurring basis based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Additionally, we use fair value measurements from time to time in connection with other investments, asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy. Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. See Note 4 for the fair value of our marketable investment securities.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $62 million and $57 million for the three months ended September 30, 2025 and 2024, respectively. Advertising expenses totaled $149 million and $160 million for the nine months ended September 30, 2025 and 2024, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $6 million and $6 million for the three months ended September 30, 2025 and 2024, respectively. Research and development costs totaled $19 million and $20 million for the nine months ended September 30, 2025 and 2024, respectively.

New Accounting Pronouncements

Not Yet Adopted

Income Taxes. On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard is effective for fiscal years beginning after December 15, 2024. We will adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and the adoption of the standard will impact certain of our income tax disclosures.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Financial Instruments – Credit Losses. On July 30, 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which allows entities to elect a practical expedient to assume current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets arising from transactions under Topic 606 on revenue from contracts with customers. This standard is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. We plan to adopt the standard in our 2025 annual financial statements, and we expect the adoption of the standard will have an immaterial impact on our allowance for credit losses.

Intangibles – Goodwill and Other – Internal-Use Software. On September 18, 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which removes the references to the sequential software development stages from the guidance in Subtopic 350-40. Upon the adoption of ASU 2025-06, an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This standard is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2025-06 will have on our condensed consolidated financial statements and related disclosures.

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data:

	For the Nine Months Ended
	September 30,
	2025	2024

	(In thousands)
Cash paid for interest	$602,349	$471,726
Cash paid for income taxes, net of (refunds)	11,624	10,714
Cash paid for income taxes to DISH Network	308,189	391,326
Intercompany Loan - DISH Network - 2026 Tranche	—	4,718,517

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Marketable investment securities:
Current marketable investment securities	$—	$—
Restricted marketable investment securities (1)	17,393	—
Total marketable investment securities	17,393	—

Restricted cash and cash equivalents (1)	171,904	209,574

Other investments, net:
Equity method investments	15,143	20,440
Other investments	2,201	2,201
Total other investments, net	17,344	22,641

Total marketable investment securities, restricted cash and cash equivalents, and other investments, net	$206,641	$232,215

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Current restricted cash, cash equivalents and marketable investment securities” and “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets and discussed below.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of September 30, 2025 and December 31, 2024, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit, surety bonds and trusts.

Current restricted cash, cash equivalents and marketable investment securities. As of September 30, 2025 and December 31, 2024, we had $129 million and $151 million, respectively, included in “Current restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets that primarily consists of funds received by our subsidiary, DISH DBS Issuer LLC (“DBS SubscriberCo”), from subscriber payments and certain other revenue, which are required to be restricted per the terms of the debt issued by DBS SubscriberCo. DBS SubscriberCo holds certain DISH TV subscribers and their related subscription and equipment agreements which collateralizes certain debt obligations.

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

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In thousands)
Cash and cash equivalents (including restricted):
Cash	$92,995	$—	$—	$92,995	$124,360	$—	$—	$124,360
Cash equivalents	353,415	672,134	—	1,025,549	463,394	40,907	—	504,301
Total	$446,410	$672,134	$—	$1,118,544	$587,754	$40,907	$—	$628,661

Debt securities (including restricted):
U.S. Treasury and agency securities	$—	$—	$—	$—	$—	$—	$—	$—
Commercial paper	—	8,700	—	8,700	—	—	—	—
Corporate securities	—	8,510	—	8,510	—	—	—	—
Other	—	183	—	183	—	—	—	—
Total	$—	$17,393	$—	$17,393	$—	$—	$—	$—

As of September 30, 2025, restricted and non-restricted marketable investment securities included debt securities of $17 million with contractual maturities within one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2025	2024	2025	2024

	(In thousands)
Equity in earnings (losses) of affiliates	$151	$(3,345)	$(223)	$(68,257)
Other	1,071	75	1,164	122
Total	$1,222	$(3,270)	$941	$(68,135)

5.Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Finished goods	$97,081	$149,172
Work-in-process and service repairs	21,948	27,415
Raw materials	6,280	6,615
Total inventory	$125,309	$183,202

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

6.	Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			September 30,	December 31,
	(In Years)			2025	2024

				(In thousands)
Equipment leased to customers	2	-	5	$908,820	$1,002,518
EchoStar XV		15		277,658	277,658
EchoStar XVIII		15		411,255	411,255
Furniture, fixtures, equipment and other	2	-	10	738,908	746,585
Software and computer equipment	3	-	5	721,142	670,503
Buildings and improvements	5	-	40	288,971	288,573
Land		-		12,007	12,007
Construction in progress		-		34,770	34,232
Total property and equipment				3,393,531	3,443,331
Accumulated depreciation				(2,818,017)	(2,818,562)
Property and equipment, net (1)				$575,514	$624,769

(1)	As of September 30, 2025 and December 31, 2024, there were no refunds and other receipts of purchases of property and equipment.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Equipment leased to customers	$25,692	$38,489	$85,621	$110,062
Satellites	8,397	20,073	31,361	60,219
Buildings, furniture, fixtures, equipment and other	5,142	5,426	16,039	14,887
Software and computer equipment	10,992	9,302	29,275	29,141
Total depreciation and amortization	$50,223	$73,290	$162,296	$214,309

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers or software.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Satellites

We currently utilize eight satellites in geosynchronous orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life. We currently utilize certain capacity on six satellites that we lease from DISH Network, which are accounted for as operating leases.

As of September 30, 2025, our Pay-TV satellite fleet consisted of the following:

		Degree
	Launch	Orbital	Lease
Satellites	Date	Location	Termination Date
Owned:
EchoStar XV	July 2010	119	N/A
EchoStar XVIII	June 2016	61.5	N/A

Under Construction:
EchoStar XXV	2026	110	N/A
EchoStar XXVI	2028	119	N/A

Leased from DISH Network (1):
EchoStar X	February 2006	110	February 2026
EchoStar XI	July 2008	110	February 2026
EchoStar XIV	March 2010	119	February 2026
EchoStar XVI	November 2012	61.5	January 2026
EchoStar XXIII	March 2017	110	Month to Month
Nimiq 5	September 2009	72.7	Month to Month

(1)	See Note 11 for further information on our Related Party Transactions with DISH Network.

As of April 2025, we no longer lease the Anik F3 satellite.

Satellites Under Construction

EchoStar XXV. On March 20, 2023, DISH Network entered into a contract with Lanteris Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the continental United States (“CONUS”) and is intended to be used at the 110 degree orbital location. During the fourth quarter of 2023, DISH Network entered into an agreement with Space Exploration Technologies Corp (“SpaceX”) for launch services for this satellite, which is expected to be launched during 2026.

EchoStar XXVI. On May 15, 2025, DISH Network entered into a contract with Lanteris Space LLC for the construction of EchoStar XXVI, a DBS satellite that is capable of providing service to the CONUS and is intended to be used at the 119 degree orbital location. During the third quarter of 2025, DISH Network entered into an agreement with SpaceX for launch services for this satellite, which is expected to be launched during 2028.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

7.	Debt and Finance Lease Obligations

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2025 and December 31, 2024:

		As of
		September 30, 2025		December 31, 2024
	Issuer	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
Term Loan due 2025 (1)	DBS SubscriberCo	$—	$—	$500,000	$500,000
7 3/4% Senior Notes due 2026 (2)	DDBS	2,000,000	1,985,900	2,000,000	1,678,640
5 1/4% Senior Secured Notes due 2026	DDBS	2,750,000	2,702,315	2,750,000	2,507,780
7 3/8% Senior Notes due 2028	DDBS	1,000,000	922,180	1,000,000	715,680
5 3/4% Senior Secured Notes due 2028	DDBS	2,500,000	2,399,625	2,500,000	2,143,350
5 1/8% Senior Notes due 2029	DDBS	1,500,000	1,287,825	1,500,000	959,610
Term Loan due 2029 (3)	DBS SubscriberCo	1,800,000	1,770,922	1,800,000	1,800,000
Mandatorily Redeemable Preferred Shares due 2029 (3)(4)	DBS SubscriberCo	200,000	196,211	200,000	200,000
Other notes payable		24,292	24,292	32,350	32,350
Subtotal		11,774,292	$11,289,270	12,282,350	$10,537,410
Unamortized deferred financing costs and other debt discounts, net		(72,633)		(134,900)
Total		11,701,659		12,147,450
Less: current portion (3)		(2,911,440)		(744,556)
Total debt, finance lease and other obligations, net of current portion		$8,790,219		$11,402,894

(1)	We redeemed the principal balance of our Term Loan due 2025 as of September 30, 2025, the instrument’s maturity date.
(2)	These notes have been reclassified to “Current portion of debt, finance lease and other obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2025.
(3)	A portion of the principal balance of these instruments is classified as “Current portion of debt, finance lease and other obligations” due to payment terms upon which we will pay a portion of principal balance based on the variable cash flows for certain Pay-TV business metrics which are an estimate and could change significantly based on actual performance.
(4)	Due to the June 30, 2029 mandatory redemption feature of this instrument, it is considered a debt instrument.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2). We estimated the fair value of our non-publicly traded debt based on, among other things, available trade information and/or valuations performed by a third-party (Level 3).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Commitments

Future maturities of our long-term debt, finance lease and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 have not changed materially, other than those disclosed below, which in general relate to certain “Other long-term obligations” being reflected on our Condensed Consolidated Balance Sheets.

Our commitments include certain obligations incurred by us on behalf of DISH Network’s Wireless segment. These obligations will be either paid directly by DISH Network or settled monthly as part of our centralized cash management system with our parent, DISH Network. See Note 3 for further information.

“Other long-term obligations” totaled $361 million as of September 30, 2025 and $1.458 billion as of December 31, 2024. This decrease primarily resulted from the restructuring of certain contractual commitments and other costs associated with certain contractual commitments, as well as payments made for 2025 obligations. As of September 30, 2025, our future “Other long-term obligations” were as follows:

For the Years Ending December 31,	Other Long-Term Obligations (1)
(In thousands)
2025 (remaining three months)	$29,657
2026	331,226
2027	-
2028	-
2029	-
Thereafter	—
Total	$360,883

(1)  Represents obligations for satellite related executory costs, TT&C services and certain expenses associated with DISH Network’s Wireless segment.

Satellites Under Construction

The satellite construction and launch costs for EchoStar XXV and EchoStar XXVI and any future lease obligations are not included in “Other long-term obligations” above.

EchoStar XXV. On March 20, 2023, DISH Network entered into a contract with Lanteris Space LLC for the construction of EchoStar XXV, a DBS satellite that is capable of providing service to the continental United States (“CONUS”) and is intended to be used at the 110 degree orbital location. During the fourth quarter of 2023, DISH Network entered into an agreement with SpaceX for launch services for this satellite, which is expected to be launched during 2026.

EchoStar XXVI. On May 15, 2025, DISH Network entered into a contract with Lanteris Space LLC for the construction of EchoStar XXVI, a DBS satellite that is capable of providing service to the CONUS and is intended to be used at the 119 degree orbital location. During the third quarter of 2025, DISH Network entered into an agreement with SpaceX for launch services for this satellite, which is expected to be launched during 2028.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

5G Network Deployment

DISH Network initially invested a total of over $30 billion in wireless spectrum licenses. A significant number of these licenses are included in the AT&T Transactions announced during the third quarter of 2025 as detailed in Note 1 “Recent Developments.” They have terminated their deployment of the nation’s first cloud-native, Open Radio Access Network based 5G VoNR and broadband network, after meeting certain interim and final build-out requirements established by the FCC.

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

See Note 10 “Commitments and Contingencies – Commitments – 5G Network” in the Notes to EchoStar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 for further information.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against EchoStar and its wholly-owned subsidiaries DISH Network, DISH Network L.L.C., and EchoStar’s then wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah. The complaint alleges willful infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784 (the “784 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318 (the “318 patent”), entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970 (the “970 patent”), entitled “Multimedia Content Navigation and Playback”; and 8,117,282 (the “282 patent”), entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.” ClearPlay alleges that the AutoHop™ feature of our Hopper® set-top

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

boxes infringes the asserted patents. On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action.

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

In October and November 2020, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office requesting ex parte reexamination of the validity of the asserted claims of, respectively, the 784 patent, the 799 patent, the 318 patent and the 970 patent; and in November and December, 2020, the United States Patent and Trademark Office granted each request for reexamination. On May through July 2021, the United States Patent and Trademark Office issued Ex Parte Reexamination Certificates confirming the patentability of the challenged claims.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Data Breach Class Actions

On May 9, 2023, Susan Owen-Brooks, an alleged customer, filed a putative class action complaint against DISH Network, our parent, in the United States District Court for the District of Colorado. She purports to represent a nationwide class of all individuals in the United States who allegedly had private information stolen as a result of the February 23, 2023 Cyber-security Incident (and a North Carolina statewide subclass of the same individuals). Since that filing, ten additional putative class action complaints have been filed in the United States District Court for the District of Colorado, purporting to represent the same nationwide class of people, and Owen-Brooks has filed an amended complaint. On August 2, 2023, the Court issued an order consolidating the first ten cases (the eleventh was dismissed) and, on November 16, 2023 and January 16, 2024, the plaintiffs filed consolidated amended class action complaints. On September 27, 2024, the Court granted DISH Network’s motion to dismiss the First Amended Consolidated Class Action Complaint as to eight of the eleven named plaintiffs and as to certain causes of action. On October 29, 2024, the Plaintiffs filed the operative Second Amended Consolidated Class Action Complaint, which deletes the allegations as to the dismissed plaintiffs and causes of action, leaving three named plaintiffs and causes of action for negligence, negligence per se, breach of implied contract, and declaratory judgment. DISH Network filed for summary judgment on lack of standing, on the grounds that plaintiffs had no evidence that their alleged harms were “fairly traceable” to the Cyber-security incident. Rather than oppose the motion, the plaintiffs agreed to a walk-away settlement and the case was dismissed on September 10, 2025. This matter is now concluded.

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

In May 2023, DISH Network L.L.C. and DISH Technologies L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 710 patent and the 122 patent and, on December 9, 2024, the United States Patent and Trademark Office issued final written decisions invalidating 38 of the 39 challenged claims. Digital Broadcasting Solutions appealed those final written decisions, and DISH Network L.L.C. and DISH Technologies L.L.C. cross-appealed as to the single patent claim that wasn’t invalidated. Briefing was completed on October 17, 2025. The underlying case has been stayed since May 9, 2024, pending resolution of the petitions before the United States Patent and Trademark Office and any related appeals.

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

On October 24, 2022, this case was ordered to be transferred to the United States District Court for the Central District of California. A companion case against DirecTV was also ordered transferred to the United States District Court for the Central District of California. In January and February of 2023, DISH Network L.L.C. and Dish Network Service L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of all claims of the 715 patent, all claims of the 008 patent, and 25 claims of the 576 patent, which includes all of its asserted claims. In August and September 2023, the Patent Office denied institution on the petitions challenging the 715 patent and the 576 patent. In September 2023, at the parties’ joint request, the Patent Office dismissed the petition challenging the 008 patent, as Entropic agreed to drop its claims against DISH Network on that patent. On July 12, 2024, the United States Patent and Trademark Office granted a request for reexamination of the 715 patent, but on May 20, 2025, it affirmed the patent’s validity. Entropic’s expert claims that the DISH defendants owe damages of $212 million.

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

In January and February 2024, DISH Network L.L.C. filed petitions with the United States Patent and Trademark Office challenging the validity of the 249 patent, the 518 patent, the 759 patent, the 450 patent, the 539 patent, the 0,566 patent, and the ’681 patent. In July and August 2024, the United States Patent and Trademark Office agreed to institute proceedings on the petitions challenging the 249 patent and the 518 patent, but denied institution on the remaining petitions. On July 22, 2025, the United States Patent and Trademark Office issued final written decisions invalidating the asserted claims of the 249 patent and the 518 patent, and Entropic has appealed the decision on the 518 patent and is pursuing rehearing of the decision on the 249 patent.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Err Content IP

On November 3, 2025, Err Content IP, LLC filed a complaint against EchoStar Communications Corporation, the predecessor to DISH Network, our parent, in the United States District Court for the Southern District of Texas. The complaint alleges infringement of United States Patent No. 10,721,542 (the “542 Patent”), entitled “Bandwidth shaping client to capture, transform, cache, and upload images from a remote point of recordation to a network service.” The infringement allegations generally relate to using AirPlay to watch content from the DISH Anywhere app on a paired television screen.

EchoStar intends to vigorously defend this case. In the event that a court ultimately determines that EchoStar infringes the asserted patents, EchoStar may be subject to substantial damages, which may include treble damages, and/or an injunction that could require EchoStar and us to materially modify certain features that we currently offer to consumers. EchoStar cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Jones 401(k) Litigation

On December 20, 2021, four former employees filed a class action complaint in the United States District Court for the District of Colorado against DISH Network, DISH Network’s Board of Directors at that time, and DISH Network’s Retirement Plan Committee at that time alleging fiduciary breaches arising from the management of our 401(k) Plan. The putative class, comprised of all participants in the Plan on or after January 20, 2016, alleges that the Plan had excessive recordkeeping and administrative expenses and that it maintained underperforming funds. On February 1, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the complaint be granted, and on March 27, 2023, the district court judge granted the motion. As permitted by the Court’s order, the plaintiffs filed an amended complaint on April 10, 2023, which is limited to allegations regarding the retention and alleged underperformance of the Fidelity Freedom Funds. On November 7, 2023, a Magistrate Judge issued a recommendation that the defendants’ motion to dismiss the amended complaint be denied as to the duty to prudently monitor fund performance, but be granted as to the duty of loyalty and, on November 27, 2023, the district court judge entered an order adopting the recommendation. On March 1, 2024, by stipulation, the plaintiffs dismissed their claims against the Board of Directors and the Retirement Plan Committee, leaving DISH Network as the sole defendant. On April 30, 2024, pursuant to the parties’ stipulation, the Court certified the proposed plaintiff class. Pursuant to the parties’ stipulation, the case was stayed from October 30, 2024 through May 29, 2025 to facilitate a mediation, but the parties did not reach a settlement. The plaintiffs’ expert claims damages of $16.7 million, which is reduced to $10.7 million when Fidelity revenue sharing is credited.

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

After the defendants filed a motion to dismiss the First Amended Complaint, the plaintiffs filed a Second Amended Complaint, asserting the same theory, on February 23, 2024. The new complaint drops Erik Carlson, John Swieringa, Paul Orban and James Allen as individual defendants. The defendants filed a motion to dismiss the Second Amended Complaint, and on March 20, 2025, the Court granted the motion without granting plaintiffs permission to further amend. The plaintiffs appealed to the United States Court of Appeals for the Tenth Circuit, and briefing was completed on September 12, 2025.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Sling Pass Litigation

On August 26, 2025, ESPN Enterprises, Inc. and other Disney affiliates sued our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Southern District of New York. On September 5, 2025, WarnerMedia Network Sales and other Warner Bros Discovery (“WBD”) affiliates sued our wholly-owned subsidiary DISH Network L.L.C. in the same court. In each case, the plaintiffs contend that Sling TV’s Day Pass, Weekend Pass and Week Pass subscriptions breach their respective carriage agreements with us. In their respective cases, both the Disney plaintiff and the WBD plaintiffs have sought a preliminary injunction to enjoin the Passes. The motions are fully briefed, and the Court has heard arguments on each motion, but it has not yet ruled.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

U.S. Bank Trust Company

On April 26, 2024, U.S. Bank Trust Company, in its capacity as Trustee under the Indentures for DISH DBS Corporation’s 5.75% Senior Secured Notes due 2028 and 7.75% Senior Notes due 2026, filed an action in state court in New York City against DISH DBS Corporation, DISH Network L.L.C., EchoStar Intercompany Receivable Company L.L.C., DISH DBS Issuer LLC, and DBS Intercompany Receivable L.L.C. In its original complaint, the Trustee contended that certain intracompany asset transfers in January 2024 breached the Indentures for those Notes, and that the transfers were intentional and constructive fraudulent transfers under the Colorado Uniform Fraudulent Transfer Act. The Trustee seeks a declaratory judgment that DISH DBS Corporation breached the Indentures and that an Event of Default occurred under the DBS Indentures. It further asks the Court to unwind certain intracompany asset transfers and to award damages.

On May 13, 2024, the defendants removed the case to the United States District Court for the Southern District of New York and, on June 28, 2024, filed a motion to dismiss the complaint. Rather than opposing the motion, on July 18, 2024, the Trustee filed a first amended complaint, which added a new declaratory judgment claim challenging certain intercompany advances and new factual allegations challenging a certification of compliance with the DBS Indentures. On January 22, 2025, with permission from the Court, the Trustee filed a second amended complaint, which added allegations regarding the debt issued by DBS SubscriberCo, a related intercompany loan, and the DIRECTV transaction (collectively, the “September 2024 Transactions”). The defendants moved to dismiss the second amended complaint and, on August 21, 2025, the Court granted the motion to dismiss the claims that were based on the September 2024 Transactions but otherwise denied the motion.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Pay-TV	2025	2024	2025	2024

	(In thousands)
Revenue
Service revenue	$2,323,402	$2,590,379	$7,277,622	$7,922,880
Equipment sales and other revenue	10,551	11,423	36,016	45,417
Total revenue	2,333,953	2,601,802	7,313,638	7,968,297

Operating Expenses
Cost of services:
Programming	1,126,925	1,265,140	3,522,077	3,807,312
Connectivity services (1)	93,975	97,687	289,717	296,687
Other (2)	285,023	312,379	879,749	945,404
Total cost of services	1,505,923	1,675,206	4,691,543	5,049,403
Cost of sales - equipment and other	8,478	18,157	27,231	48,963
Selling, general and administrative expenses:
Subscriber acquisition costs	103,864	110,697	277,983	334,085
Selling, general and administrative expenses	152,279	163,095	458,229	487,401
Total selling, general and administrative expenses	256,143	273,792	736,212	821,486

OIBDA (3)	563,409	634,647	1,858,652	2,048,445

Depreciation and amortization	50,223	73,290	162,296	214,309
Total costs and expenses	1,820,767	2,040,445	5,617,282	6,134,161

Operating income (loss)	$513,186	$561,357	$1,696,356	$1,834,136

Interest income	91,356	79,312	267,467	210,678
Interest expense, net of amounts capitalized	(229,670)	(184,543)	(709,508)	(554,184)
Other, net	1,222	(3,270)	941	(68,135)
Total other income (expense)	(137,092)	(108,501)	(441,100)	(411,641)

Income (loss) before income taxes	376,094	452,856	1,255,256	1,422,495
Income tax (provision) benefit, net	(92,682)	(113,029)	(307,260)	(366,203)
Net income (loss)	$283,412	$339,827	$947,996	$1,056,292

Purchases of property and equipment, net of refunds	$37,032	$20,567	$102,660	$65,153

(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, satellite and transmission, and other related costs.
(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
(3)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business segments on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions for those business segments, as well as in evaluating operating performance in relation to our competitors.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The revenue from external customers disaggregated by major revenue source was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Category:	2025	2024	2025	2024

	(In thousands)
Pay-TV subscriber and related revenue	$2,323,402	$2,590,379	$7,277,622	$7,922,880
Pay-TV equipment sales and other revenue	10,551	11,423	36,016	45,417
Total	$2,333,953	$2,601,802	$7,313,638	$7,968,297

10.	Revenue Recognition

Contract Balances

Our allowance for credit losses for trade accounts receivable were as follows:

	For the Nine Months Ended
	September 30,
	2025	2024

	(In thousands)
Balance, beginning of period	$42,270	$34,884
Current period provision for expected credit losses	36,849	53,747
Write-offs charged against allowance	(26,039)	(38,781)
Balance, end of period	$53,080	$49,850

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Deferred revenue and other” and “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract liability balances:

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Contract liabilities	$359,276	$386,638

Our beginning of period contract liability recorded as customer contract revenue during 2025 was $385 million.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Performance Obligations

We apply a practical expedient and do not disclose the value of the remaining performance obligations for contracts that are less than one year in duration, which represent a substantial majority of our revenue. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of our future revenue.

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Balance, beginning of period	$135,432	$158,695	$148,172	$175,685
Additions	19,648	21,007	47,559	55,391
Amortization expense	(18,917)	(23,289)	(59,568)	(74,663)
Balance, end of period	$136,163	$156,413	$136,163	$156,413

11.	Related Party Transactions

Related Party Transactions with DISH Network, our parent, and EchoStar, our ultimate parent.

The following table summarizes our notes receivable balances with DISH Network:

	As of
	September 30, 2025		December 31, 2024
Notes Receivable - DISH Network	Principal	Accrued Interest Receivable	Principal	Accrued Interest Receivable

	(In thousands)
Intercompany Loan - DISH Network - 2028 Tranche	$2,844,401	$56,888	$2,844,401	$14,222
Q2 2024 Notes Receivable - DISH Network (1)	1,658,810	—	1,576,518	—
Q3 2024 Notes Receivable - DISH Network (1)	518,492	—	492,770	—
Total Notes Receivable - DISH Network	$5,021,703	$56,888	$4,913,689	$14,222

(1)	Interest is recorded monthly as paid in kind.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Intercompany Loan – DISH Network

Concurrently with the issuance of the 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 (our “Senior Secured Notes”) and using the proceeds thereof, we made an intercompany loan to DISH Network (the “Intercompany Loan – DISH Network”) to be used by DISH Network to finance the purchase of certain wireless spectrum licenses and for general corporate purposes, including the build-out of wireless infrastructure. The Intercompany Loan – DISH Network was initially secured by DISH Network’s interest in the wireless spectrum licenses for the 3.45-3.55 GHz Licenses up to the total loan amount outstanding including interest paid in kind. Pursuant to the terms of the Intercompany Loan – DISH Network, under certain circumstances, DISH Network wireless spectrum licenses (valued based upon a third-party valuation) may be substituted for the collateral. During the first quarter of 2025, DISH Network exercised its right to exchange certain of the 3.45-3.55 GHz Licenses for certain other previously unencumbered wireless spectrum licenses of equal or greater value based upon the most recent third-party valuation. The Intercompany Loan – DISH Network matures in two tranches, with the first tranche maturing on December 1, 2026 (the “Intercompany Loan – DISH Network – 2026 Tranche”) and the second tranche maturing on December 1, 2028 (the “Intercompany Loan – DISH Network – 2028 Tranche”). The aggregate principal amount of the Intercompany Loan – DISH Network was initially $5.250 billion, and on February 11, 2022, we advanced an additional $1.5 billion to DISH Network under the Intercompany Loan – DISH Network – 2026 Tranche. Interest accrues and is payable semiannually, and interest payments with respect to the Intercompany Loan – DISH Network were, at DISH Network’s option, payable in kind for the first two years from the issuance date of November 2021. In the third year post issuance date, a minimum of 50% of each interest payment due with respect to each tranche of the Intercompany Loan – DISH Network were required to be paid in cash. Currently and prospectively, interest payments must be paid in cash. Interest accrues: (a) when paid in cash, at a fixed rate of 0.25% per annum in excess of the interest rate applicable to, in the case of the Intercompany Loan – DISH Network – 2026 Tranche, the 5 1/4% Senior Secured Notes due 2026, and in the case of the Intercompany Loan – DISH Network – 2028 Tranche, the 5 3/4% Senior Secured Notes due 2028 (each, the “Cash Accrual Rate” with respect to the applicable tranche); and (b) when paid in kind, at a rate of 0.50% per annum in excess of the Cash Accrual Rate for the applicable tranche.

The Intercompany Loan – DISH Network is repayable by DISH Network in whole or in part, at any time or from time to time, at a price equal to 100% of the principal amount thereof, plus accrued but unpaid interest thereon. We may use the proceeds of any such pre-payment for general corporate purposes, including refinancing of indebtedness, but may not use any such prepaid amounts to make a cash dividend or distribution to DISH Network prior to the repayment in full of the Intercompany Loan – DISH Network. The 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028 are subordinated to our existing and certain future unsecured notes with respect to certain realizations under the Intercompany Loan – DISH Network and any collateral pledged as security therefor. Any material amendments or modifications to the terms of the Intercompany Loan – DISH Network will require the written consent of the holders of a majority of the then-outstanding 5 1/4% Senior Secured Notes due 2026 and the 5 3/4% Senior Secured Notes due 2028.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

On January 10, 2024, we, in our capacity as “Lender” under the terms of the Loan and Security Agreement related to the Intercompany Loan – DISH Network between DISH Network and us, have consummated the assignment pursuant to such terms, without any modification or amendment thereto, of our receivable in respect to the Intercompany Loan – DISH Network – 2026 Tranche of $4.7 billion to DBS Intercompany Receivable L.L.C. DBS Intercompany Receivable L.L.C. has subsequently assigned its rights as lender thereunder to EchoStar Intercompany Receivable Company L.L.C., our ultimate parent, EchoStar’s direct wholly-owned subsidiary, such that amounts owed in respect of the Intercompany Loan – DISH Network – 2026 Tranche will now be paid by DISH Network to EchoStar Intercompany Receivable L.L.C.

During the three months ended September 30, 2025 and 2024, we recorded $43 million and $42 million, respectively, of “Interest income” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the nine months ended September 30, 2025 and 2024, we recorded $128 million and $136 million, respectively, of “Interest income” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2025 and December 31, 2024, the total Intercompany Loan – DISH Network – 2028 Tranche amount outstanding plus interest paid in kind was $2.844 billion. This is recorded in “Notes Receivable – DISH Network” on our Condensed Consolidated Balance Sheets. In addition, as of September 30, 2025 and December 31, 2024, “Interest receivable – DISH Network” on our Condensed Consolidated Balance Sheets was $57 million and $14 million, respectively, which must be paid in cash. The Intercompany Loan – DISH Network – 2028 Tranche plus accrued interest will be repaid in full by DISH Network at the closing of the AT&T Transactions, as detailed in Note 1 “AT&T Transactions.”

Q2 2024 Notes Receivable – DISH Network

In June 2024, we and DISH Network entered into an intercompany loan (the “Q2 2024 Notes Receivable – DISH Network”) with an initial principal amount of $1.508 billion. The Q2 2024 Notes Receivable – DISH Network matures on August 13, 2028. Interest accrues and is payable monthly and interest payments shall be payable “in kind” and shall be added to the principal amount of the loan on each interest payment date. The interest rate with respect to the Q2 2024 Notes Receivable – DISH Network is at a variable rate. During the three months ended September 30, 2025, and 2024 we recorded $28 million and $26 million, respectively, of “Interest income” related to the above on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the nine months ended September 30, 2025, and 2024 we recorded $82 million and $47 million, respectively, of “Interest income” related to the above on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2025, the total Q2 2024 Notes Receivable – DISH Network amount outstanding plus interest paid in kind was $1.659 billion. This is recorded in “Notes Receivable – DISH Network” on our Condensed Consolidated Balance Sheets.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Q3 2024 Notes Receivable – DISH Network

In September 2024, we and DISH Network entered into an intercompany loan (the “Q3 2024 Notes Receivable – DISH Network”) with an initial principal amount of $481 million. The Q3 2024 Notes Receivable – DISH Network matures on November 13, 2028. Interest accrues and is payable monthly and interest payments shall be payable “in kind” and shall be added to the principal amount of the loan on each interest payment date. The interest rate with respect to the Q3 2024 Notes Receivable – DISH Network is at a variable rate. During the three months ended September 30, 2025 and 2024, we recorded $9 million and $5 million, respectively, of “Interest income” related to the above on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the nine months ended September 30, 2025 and 2024, we recorded $26 million and $5 million, respectively, of “Interest income” related to the above on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2025, the total Q3 2024 Notes Receivable – DISH Network amount outstanding plus interest paid in kind was $518 million. This is recorded in “Notes Receivable – DISH Network” on our Condensed Consolidated Balance Sheets.

“Cost of services”

During the three months ended September 30, 2025 and 2024, we incurred expenses of $52 million and $52 million, respectively, for satellite capacity leased from DISH Network, and telemetry, tracking and control (“TT&C”) and other professional services provided to us by DISH Network. During the nine months ended September 30, 2025 and 2024, we incurred expenses of $155 million and $156 million, respectively, for satellite capacity leased from DISH Network, and telemetry, tracking and control (“TT&C”) and other professional services provided to us by DISH Network. DISH Network is a supplier of the vast majority of our transponder capacity. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

Satellite Capacity Leased from DISH Network. We lease satellite capacity on satellites owned or leased by DISH Network from a wholly-owned subsidiary of DISH Network. See “Satellites” in Note 6 for further information. The term of each lease is set forth below:

●	EchoStar X, XI, XIV and XVI. We lease all available capacity on the EchoStar X, XI, XIV and XVI satellites from a wholly-owned subsidiary of DISH Network. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.

●	EchoStar XXIII. We lease certain capacity on the EchoStar XXIII satellite from a wholly-owned subsidiary of DISH Network on a month to month basis.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

●	Nimiq 5. DISH Network had a 15-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location with the option to renew on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. We were receiving transponder service on all 32 of the DBS transponders on this satellite from DISH Network. The Nimiq 5 lease was accounted for as a finance lease until the fourth quarter of 2024. Expenses related to this lease were recorded in “Depreciation and amortization” and “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three and nine months ended September 30, 2024, we recorded $9 million and $26 million, respectively, of “Depreciation and amortization” expense related to Nimiq 5 and less than $1 million and $1 million, respectively, of “Interest expense, net of amounts capitalized.” During October 2024, DISH Network extended the Nimiq 5 lease and, as a result of the new terms, our lease is accounted for as an operating lease. We are currently receiving transponder service on 27 of the DBS transponders on this satellite from DISH Network and this number will periodically decrease to 16 transponders in 2026.

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

“Selling, general and administrative expenses”

During the three months ended September 30, 2025 and 2024, we incurred $7 million and $8 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. During the nine months ended September 30, 2025 and 2024, we incurred $18 million and $18 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Agreements

Broadband, Wireless and Other Operations. We provide certain administrative, call center, installation, marketing and other services to our parent’s broadband, wireless and other operations. During the three months ended September 30, 2025 and 2024, the pass through costs associated with these services were $45 million and $33 million, respectively. During the nine months ended September 30, 2025 and 2024, the pass through costs associated with these services were $123 million and $102 million, respectively.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The table below summarizes our transactions with NagraStar:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$7,216	$7,596	$21,494	$24,723

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$4,377	$5,569
Commitments to NagraStar	$481	$883

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

Overview

Recent Developments

FCC Review

In the third quarter of 2025, our ultimate parent, EchoStar resolved the previously disclosed review by the Federal Communications Commission (the “FCC”) into EchoStar’s compliance with the build-out milestones and other obligations regarding EchoStar’s federal spectrum licenses. EchoStar had previously received a letter from the FCC on May 9, 2025, indicating that the FCC was beginning a review of their compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 build-out extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “May 9 Letter”). EchoStar responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025.

During the second quarter and the beginning of the third quarter of 2025, the potential ramifications of the FCC review to EchoStar’s business required them to, among other things, reevaluate the deployment of their resources and as a result, we elected not to make interest payments on a certain portion of our long-term senior notes on their respective scheduled due dates. We subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods. See Note 7 in the Notes to our Condensed Consolidated Financial Statements for further information.

The FCC review introduced the possibility of reversing prior FCC grants of authority to EchoStar. The FCC made it clear that it viewed EchoStar’s spectrum as being underutilized and deemed their continued ownership of such spectrum licenses inconsistent with the public interest, and that they must sell a material amount of spectrum licenses or face a wide-ranging license revocation. Accordingly, as a result of these unforeseeable actions by the FCC that were outside of EchoStar’s control, they entered into the AT&T Transactions, as defined below, whereby EchoStar agreed to sell a material amount of their spectrum licenses. In August 2025, following these transactions, EchoStar began the abandonment and decommission process for certain portions of their 5G Network that will not be utilized in their Hybrid MNO business. Furthermore, EchoStar believes the FCC’s actions and the resulting AT&T Transactions constitute one or more force majeure events under certain of their 5G Network-related contracts.

On September 8, 2025, EchoStar received a follow-up letter from the FCC (the “September 8 Letter”). The September 8 Letter states, among other things, that FCC Chairman Carr has “asked FCC staff to bring the agency’s investigation to conclusion” by directing FCC staff to: “(1) dismiss VTel Wireless’s petition for reconsideration; (2) confirm that EchoStar holds exclusive terrestrial and MSS rights over the AWS-4 spectrum to which it is currently licensed; and (3) find that relevant FCC buildout and other related obligations have been satisfied by EchoStar in view of the company’s current FCC milestones.”

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

AT&T License Purchase Agreement

On August 25, 2025, our parent, DISH Network, our ultimate parent, EchoStar, and AT&T Mobility II LLC, a Delaware limited liability company, and subsidiary of AT&T Inc. (“AT&T”) entered into a License Purchase Agreement (the “AT&T License Purchase Agreement,” and the transactions contemplated thereby, the “AT&T Transactions”).

Pursuant to the terms and subject to the conditions set forth in the AT&T License Purchase Agreement, DISH Network and EchoStar have agreed to sell all 3.45–3.55 GHz and 600 MHz spectrum licenses (collectively, the “3.45 GHz and 600 MHz Licenses”), and to a 99-year extension of existing leases for AT&T’s exclusive use of certain wireless spectrum licenses in Hawaii for an aggregate purchase price of $22.650 billion in cash, subject to certain potential adjustments (the “Closing Purchase Price”). The AT&T License Purchase Agreement also extends to AT&T the right to lease certain 3.45 GHz licenses from DISH Network and EchoStar, which AT&T exercised, subject to a short-term spectrum manager lease, at the end of the third quarter of 2025.

The Closing Purchase Price is subject to downward adjustment in the event certain 3.45 GHz and 600 MHz Licenses are ultimately excluded by either DISH Network or EchoStar, or AT&T, under certain circumstances. DISH Network and EchoStar are not obligated to consummate the AT&T Transactions if the Closing Purchase Price, after giving effect to the aggregate amount of any such adjustments, is less than $18.6 billion (the “Minimum Purchase Price”). However, if the aggregate amount of such reductions would otherwise reduce the Closing Purchase Price below the Minimum Purchase Price, AT&T may elect to pay the Minimum Purchase Price at closing, in which case this condition will be deemed satisfied.

The AT&T License Purchase Agreement provides that, at the closing of the AT&T Transactions, any amounts outstanding under that certain Loan and Security Agreement, dated November 26, 2021, between us as lender and DISH Network will be repaid in full using proceeds from the AT&T Transactions to the respective holders of the Intercompany Loan – DISH Network (the “DISH 2021 Intercompany Loan Payoff”). The DISH 2021 Intercompany Loan Payoff includes $2.844 billion due to us as of September 30, 2025 for the Intercompany Loan – DISH Network – 2028 Tranche. The Intercompany Loan – DISH Network is secured by DISH Network’s 3.45 GHz Licenses and certain other wireless spectrum licenses. See Note 11 in the Notes to our Condensed Consolidated Financial Statements for definitions and further information.

In addition, all outstanding 11 3/4% Senior Secured Notes due November 15, 2027 issued pursuant to that certain Secured Indenture, dated November 15, 2022 (“DISH Secured Indenture”), by and among DISH Network Corporation, the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, will be redeemed concurrently with the closing in accordance with the terms of the DISH Secured Indenture (the “Redemption”). As of September 30, 2025, the aggregate principal amount outstanding of DISH Network’s 11 3/4% Senior Secured Notes due November 15, 2027 was $3.5 billion and is secured by the 600 MHz Licenses.

The AT&T Transactions are subject to a number of terms and conditions set forth in the AT&T License Purchase Agreement. The completion of the AT&T Transactions are subject to the satisfaction or waiver of customary closing conditions, including, but not limited to, certain government approvals, including, among other things, receipt of certain consents and approvals from the FCC and the United States Department of Justice . The AT&T License Purchase Agreement also provides for specified termination rights by each party in certain circumstances. The closing is expected to occur in the first half of 2026.

The description of the AT&T License Purchase Agreement is not complete and is qualified in its entirety by reference to the License Purchase Agreement filed as an exhibit to EchoStar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Future Capital Requirements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our cash and cash equivalents and marketable investment securities totaled $947 million as of September 30, 2025 (“Cash on Hand”). As reflected in the condensed consolidated financial statements as of September 30, 2025, we have $2.0 billion of debt maturing in July 2026.

As detailed above, upon the closing of the AT&T Transactions, subject to certain conditions and adjustments, our parent, DISH Network, and our ultimate parent, EchoStar, will receive $22.650 billion in cash. The AT&T Transactions also contemplate the repayment of certain of DISH Network’s debt, including DISH Network’s $2.844 billion due to us as of September 30, 2025 for the Intercompany Loan – DISH Network – 2028 Tranche as described above in “AT&T Transactions.” However, until the closing of the these transactions, which are subject to receipt of government approvals and other customary conditions, funding is not deemed committed and because we do not currently have the necessary Cash on Hand and/or projected future cash flows or committed financing to fund our obligations for at least twelve months from the issuance of these condensed consolidated financial statements, substantial doubt exists about our ability to continue as a going concern.

To address our capital needs, we are in active discussions with funding sources to raise additional capital and/or restructure our outstanding debt. We cannot provide assurances that we will be successful in obtaining such new financing and/or restructuring the existing debt obligations necessary for us to have sufficient liquidity.

In addition, until the closing of the AT&T Transactions, DISH Network, and EchoStar, may not be able to provide additional liquidity in the future as substantial doubt exists about their ability to continue as a going concern. For further information on EchoStar’s recent transactions and future capital requirements refer to EchoStar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

We and our ultimate parent, EchoStar, cannot provide assurances that the AT&T Transactions will be approved and consummated on the predicted timeline or at all.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Economic Environment

During 2024 and the first nine months of 2025, we experienced inflationary pressures in our commodity and labor costs resulting from the macroeconomic environment in the United States, which has impacted our overall operating results. In addition, changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Operational Liquidity

We make general investments in property such as, among others, satellites, set-top boxes, information technology and facilities that support our Pay-TV business. For some of these investments, changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition. Since we are primarily a subscriber-based company, we make subscriber-specific investments to acquire new subscribers and retain existing subscribers. While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary. Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment. Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive, but there can be no assurance that over time we will recoup or earn a return on the upfront investment.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Future Capital Requirements

We expect to fund our future working capital, capital expenditures, other investments and debt service requirements for the next twelve months from cash generated from operations, existing restricted and unrestricted cash, cash equivalents and marketable investment securities balances, $2.844 billion of cash received from DISH Network for the repayment of the Intercompany Loan – DISH Network – 2028 Tranche, as detailed in Note 1 in the Notes to our Condensed Consolidated Financial Statements, and through raising additional capital. We do not currently have cash, cash equivalents, marketable investment securities balances and/or projected future cash flows to fully fund our 2026 debt maturities. We will need to refinance or restructure all or a portion of such obligations prior to maturity.

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

Debt Issuances and Maturity

Term Loan Due 2025

Our Term Loan Due 2025 with an aggregate principal balance of $500 million was redeemed as of September 30, 2025.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

SLING TV subscribers. We include customers obtained through direct sales and third-party marketing agreements in our SLING TV subscriber count. SLING TV subscriber additions are recorded net of disconnects. For customers who subscribe to multiple SLING TV packages, each customer is only counted as one SLING TV subscriber. Prior to August 2025, SLING TV customers receiving SLING TV Freestream service, non-recurring video services, or service for no charge, under certain new subscriber promotions, were excluded from our SLING TV subscriber count. Beginning in August 2025, for certain SLING TV Freestream, Day Pass, Weekend Pass and Week Pass subscribers, and other non-recurring video service accounts where we receive non-recurring user and ad insertion revenue (“SLING TV Flexible Offerings”), we divide our total SLING TV Flexible Offerings revenue related to these services by the price of our lowest tier programming package under which a new subscriber can activate, and include the resulting number, which is substantially smaller than the actual number of SLING TV customers receiving SLING TV Flexible Offerings, in the SLING TV subscriber count. The impact of this change was an increase to our third quarter of 2025 subscriber count of approximately 51,000 subscribers, representing the opening impact of the new calculation to our existing SLING TV subscriber base. All new SLING TV Flexible Offerings subscriber activations after this adjustment are included in net SLING TV subscriber additions for the period, based on the calculation above.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Pay-TV

We offer Pay-TV services under the DISH brand and the SLING brand. As of September 30, 2025, we had 7.166 million Pay-TV subscribers in the United States, including 5.171 million DISH TV subscribers and 1.995 million SLING TV subscribers. We promote our Pay-TV services by providing our subscribers with better service, technology and value than those available from other subscription television service providers. We offer a wide selection of video services under the DISH TV brand, with access to hundreds of channels depending on the level of subscription. Our standard programming packages generally include programming provided by national cable networks. We also offer programming packages that include local broadcast networks, specialty sports channels, premium movie channels and Latino and international programming. We market our SLING TV services to consumers who do not subscribe to traditional satellite and cable pay-TV services, as well as to current and recent traditional pay-TV subscribers who desire a lower cost alternative. Our SLING TV services require an Internet connection and are available on multiple streaming-capable devices including, among others, streaming media devices, TVs, tablets, computers, game consoles and phones. We offer SLING domestic, SLING International, SLING Latino and SLING Freestream video programming services.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Our Pay-TV services also face increased competition from programmers and other companies who distribute video directly to consumers over the Internet, as well as traditional satellite television providers, cable companies and large telecommunications companies that are rapidly increasing their Internet-based video offerings and direct-to-consumer exclusive and non-exclusive content. We also face competition from providers of video content, many of which are providers of programming content to us, that distribute content over the Internet including services with live-linear television programming, as well as single programmer offerings and offerings of large libraries of on-demand content, including in certain cases original content. These product offerings include, but are not limited to: Netflix, Hulu, Apple+, Prime Video, YouTube TV, Disney+, ESPN+, Paramount+, HBO Max, STARZ, ESPN Unlimited, FOX One, Peacock, Fubo, Philo and Tubi and certain bundles of these offerings.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Furthermore, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations and DISH TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts on acceptable terms or at all. In the past, our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers. There can be no assurance that the removal of any channels will not have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

We cannot predict with any certainty the impact to our net Pay-TV subscriber additions, gross new DISH TV subscriber activations, and DISH TV churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future. As a result, we may at times suffer from periods of lower net Pay-TV subscriber additions or higher net Pay-TV subscriber losses.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$2,323,402	$2,590,379	$(266,977)	(10.3)
Equipment sales and other revenue	10,551	11,423	(872)	(7.6)
Total revenue	2,333,953	2,601,802	(267,849)	(10.3)

Costs and expenses:
Cost of services	1,505,923	1,675,206	(169,283)	(10.1)
% of Service revenue	64.8%	64.7%
Cost of sales - equipment and other	8,478	18,157	(9,679)	(53.3)
Selling, general and administrative expenses	256,143	273,792	(17,649)	(6.4)
% of Total revenue	11.0%	10.5%
Depreciation and amortization	50,223	73,290	(23,067)	(31.5)
Total costs and expenses	1,820,767	2,040,445	(219,678)	(10.8)

Operating income (loss)	513,186	561,357	(48,171)	(8.6)

Other income (expense):
Interest income	91,356	79,312	12,044	15.2
Interest expense, net of amounts capitalized	(229,670)	(184,543)	(45,127)	(24.5)
Other, net	1,222	(3,270)	4,492	*
Total other income (expense)	(137,092)	(108,501)	(28,591)	(26.4)

Income (loss) before income taxes	376,094	452,856	(76,762)	(17.0)
Income tax (provision) benefit, net	(92,682)	(113,029)	20,347	18.0
Effective tax rate	24.6%	25.0%
Net income (loss)	$283,412	$339,827	$(56,415)	(16.6)

Other data:
Pay-TV subscribers, as of period end (in millions)	7.166	8.031	(0.865)	(10.8)
DISH TV subscribers, as of period end (in millions)	5.171	5.888	(0.717)	(12.2)
SLING TV subscribers, as of period end (in millions)**	1.995	2.143	(0.148)	(6.9)
Pay-TV subscriber additions (losses), net (in millions)	0.007	(0.043)	0.050	*
DISH TV subscriber additions (losses), net (in millions)	(0.152)	(0.188)	0.036	19.1
SLING TV subscriber additions (losses), net (in millions)	0.159	0.145	0.014	9.7
Pay-TV ARPU	$109.97	$108.88	$1.09	1.0
DISH TV subscriber additions, gross (in millions)	0.057	0.075	(0.018)	(24.0)
DISH TV churn rate	1.33%	1.47%	(0.14)%	(9.5)
DISH TV SAC	$1,334	$985	$349	35.4
Purchases of property and equipment, net of refunds	$37,032	$20,567	$16,465	80.1
OIBDA	$563,409	$634,647	$(71,238)	(11.2)

*	Percentage is not meaningful.
**

Beginning in August 2025, we changed our calculation of SLING TV subscribers. The impact of this change was an increase to our period end SLING TV subscriber count of approximately 51,000 subscribers during the three months ended September 30, 2025, representing the opening impact of the new calculation to our existing SLING TV subscriber base. All new SLING TV Flexible Offerings subscriber activations after this adjustment are included in net SLING TV subscriber additions for the period. This change had no material impact on any other reported subscriber metrics, other than our

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

period end SLING TV subscriber count. See “Explanation of Key Metrics and Other Items – SLING TV subscribers” for further information.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 152,000 net DISH TV subscribers during the three months ended September 30, 2025 compared to the loss of approximately 188,000 net DISH TV subscribers during the same period in 2024. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We added approximately 159,000 net SLING TV subscribers during the three months ended September 30, 2025 compared to the addition of approximately 145,000 net SLING TV subscribers during the same period in 2024. The increase in net SLING TV subscriber additions was primarily related to higher SLING TV subscriber activations resulting from the launch of SLING TV Flexible Offerings and lower SLING TV subscriber disconnects in 2025 due to our emphasis on acquiring higher quality subscribers. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis. For example, in August 2025, ESPN Unlimited and FOX One sports packages were launched.

DISH TV subscribers, gross. During the three months ended September 30, 2025, we activated approximately 57,000 gross new DISH TV subscribers compared to approximately 75,000 gross new DISH TV subscribers during the same period in 2024, a decrease of 24.0%. This decrease in our gross new DISH TV subscriber activations was primarily related to the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the three months ended September 30, 2025 was 1.33% compared to 1.47% for the same period in 2024. Our DISH TV churn rates for the three months ended September 30, 2025 and 2024 were positively impacted by our continued emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Service revenue. “Service revenue” totaled $2.323 billion for the three months ended September 30, 2025, a decrease of $267 million or 10.3% compared to the same period in 2024. The decrease in “Service revenue” compared to the same period in 2024 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $109.97 during the three months ended September 30, 2025 versus $108.88 during the same period in 2024. The $1.09 or 1.0% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases, partially offset by lower ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the third and fourth quarter of 2024, respectively. The three months ended September 30, 2025 was immaterially impacted by the DISH TV programming package increase effective in September 2025.

Cost of services. “Cost of services” totaled $1.506 billion during the three months ended September 30, 2025, a decrease of $169 million or 10.1% compared to the same period in 2024. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the three months ended September 30, 2025 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 64.8% and 64.7% of “Service revenue” during the three months ended September 30, 2025 and 2024, respectively.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $256 million during the three months ended September 30, 2025, a $18 million or 6.4% decrease compared to the same period in 2024. This change was primarily driven by a decrease in professional fees and a decrease in subscriber acquisition costs resulting from lower gross new DISH TV subscriber activations. The three months ended September 30, 2024 was negatively impacted by merger related costs from the DIRECTV transaction.

Depreciation and amortization. “Depreciation and amortization” expense totaled $50 million during the three months ended September 30, 2025, a $23 million or 31.5% decrease compared to the same period in 2024. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers, the expiration of our Nimiq 5 finance lease in September 2024, and our EchoStar XV satellite being fully depreciated in July 2025.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

DISH TV SAC. DISH TV SAC was $1,334 during the three months ended September 30, 2025 compared to $985 during the same period in 2024, an increase of $349 or 35.4%. This change was primarily attributable to an increase in advertising costs per subscriber, a higher percentage of new receivers compared to remanufactured receivers being activated on new subscriber accounts and higher commission costs due to our emphasis on acquiring higher quality subscribers.

During the three months ended September 30, 2025 and 2024, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $8 million and $6 million, respectively.

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

Interest income. “Interest income” totaled $91 million during the three months ended September 30, 2025, an increase of $12 million compared to the same period in 2024. This increase in interest income was primarily associated with the intercompany loans to DISH Network during the second and third quarter of 2024, partially offset by a reduction in interest income associated with the Intercompany Loan – DISH Network – 2028 Tranche. See Note 11 in the Notes to our Condensed Consolidated Financial Statements for further information.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $230 million during the three months ended September 30, 2025, an increase of $45 million or 24.5% compared to the same period in 2024. This increase primarily resulted from a debt issuance in the third quarter of 2024, partially offset by the redemption of debt that matured in November 2024.

Income tax (provision) benefit, net. Our income tax provision was $93 million during the three months ended September 30, 2025, a decrease of $20 million or 18.0% compared to the same period in 2024. The change was primarily related to a decrease in “Income (loss) before income taxes.”

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$7,277,622	$7,922,880	$(645,258)	(8.1)
Equipment sales and other revenue	36,016	45,417	(9,401)	(20.7)
Total revenue	7,313,638	7,968,297	(654,659)	(8.2)

Costs and expenses:
Cost of services	4,691,543	5,049,403	(357,860)	(7.1)
% of Service revenue	64.5%	63.7%
Cost of sales - equipment and other	27,231	48,963	(21,732)	(44.4)
Selling, general and administrative expenses	736,212	821,486	(85,274)	(10.4)
% of Total revenue	10.1%	10.3%
Depreciation and amortization	162,296	214,309	(52,013)	(24.3)
Total costs and expenses	5,617,282	6,134,161	(516,879)	(8.4)

Operating income (loss)	1,696,356	1,834,136	(137,780)	(7.5)

Other income (expense):
Interest income	267,467	210,678	56,789	27.0
Interest expense, net of amounts capitalized	(709,508)	(554,184)	(155,324)	(28.0)
Other, net	941	(68,135)	69,076	*
Total other income (expense)	(441,100)	(411,641)	(29,459)	(7.2)

Income (loss) before income taxes	1,255,256	1,422,495	(167,239)	(11.8)
Income tax (provision) benefit, net	(307,260)	(366,203)	58,943	16.1
Effective tax rate	24.5%	25.7%
Net income (loss)	$947,996	$1,056,292	$(108,296)	(10.3)

Other data:
Pay-TV subscribers, as of period end (in millions)	7.166	8.031	(0.865)	(10.8)
DISH TV subscribers, as of period end (in millions)**	5.171	5.888	(0.717)	(12.2)
SLING TV subscribers, as of period end (in millions)***	1.995	2.143	(0.148)	(6.9)
Pay-TV subscriber additions (losses), net (in millions)	(0.635)	(0.495)	(0.140)	(28.3)
DISH TV subscriber additions (losses), net (in millions)	(0.487)	(0.583)	0.096	16.5
SLING TV subscriber additions (losses), net (in millions)	(0.148)	0.088	(0.236)	*
Pay-TV ARPU	$110.79	$108.21	$2.58	2.4
DISH TV subscriber additions, gross (in millions)	0.160	0.230	(0.070)	(30.4)
DISH TV churn rate	1.33%	1.46%	(0.13)%	(8.9)
DISH TV SAC	$1,215	$993	$222	22.4
Purchases of property and equipment, net of refunds	$102,660	$65,153	$37,507	57.6
OIBDA	$1,858,652	$2,048,445	$(189,793)	(9.3)

*	Percentage is not meaningful.
**

During the second quarter of 2025, we removed approximately 28,000 subscribers from our period end DISH TV subscriber count representing DISH TV subscribers sold during the nine months ended September 30, 2025. This removal had no material impact on any other reported subscriber metrics, other than our period end DISH TV subscriber count.

***

Beginning in August 2025, we changed our calculation of SLING TV subscribers. The impact of this change was an increase to our period end SLING TV subscriber count of approximately 51,000 subscribers during the nine months ended September 30, 2025, representing the opening impact of the new calculation to our existing SLING TV subscriber base. All new SLING TV Flexible Offerings subscriber activations after this adjustment are included in net SLING TV subscriber additions for the

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

period. This change had no material impact on any other reported subscriber metrics, other than our period end SLING TV subscriber count. See “Explanation of Key Metrics and Other Items – SLING TV subscribers” for further information.

Pay-TV Subscribers

DISH TV subscribers. We lost approximately 487,000 net DISH TV subscribers during the nine months ended September 30, 2025 compared to the loss of approximately 583,000 net DISH TV subscribers during the same period in 2024. This decrease in net DISH TV subscriber losses primarily resulted from a lower DISH TV churn rate, partially offset by lower gross new DISH TV subscriber activations.

SLING TV subscribers. We lost approximately 148,000 net SLING TV subscribers during the nine months ended September 30, 2025 compared to the addition of approximately 88,000 net SLING TV subscribers during the same period in 2024. The change in net SLING TV subscribers was primarily related to lower SLING TV subscriber activations, partially offset by lower SLING TV subscriber disconnects in 2025 due to our emphasis on acquiring higher quality subscribers. We continue to experience increased competition, including competition from other subscription video on-demand and live-linear OTT service providers, many of which are providers of our content and offer football and other seasonal sports programming direct to subscribers on an a la carte basis. For example, in August 2025, ESPN Unlimited and FOX One sports packages were launched.

DISH TV subscribers, gross. During the nine months ended September 30, 2025, we activated approximately 160,000 gross new DISH TV subscribers compared to approximately 230,000 gross new DISH TV subscribers during the same period in 2024, a decrease of 30.4%. This decrease in our gross new DISH TV subscriber activations was primarily related to lower marketing expenditures, the lack of demand and shifting consumer behavior, as well as increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive short term introductory pricing and bundled offers combining broadband, video and/or wireless services and other discounted promotional offers, and direct-to-consumer offerings by certain of our programmers. Our gross new DISH TV subscriber activations continue to be negatively impacted by an emphasis on acquiring higher quality subscribers.

DISH TV churn rate. Our DISH TV churn rate for the nine months ended September 30, 2025 was 1.33% compared to 1.46% for the same period in 2024. Our DISH TV churn rates for the nine months ended September 30, 2025 and 2024 were positively impacted by our continued emphasis on acquiring and retaining higher quality subscribers. Our DISH TV churn rate continues to be adversely impacted by external factors, such as, among other things, cord cutting, shifting consumer behavior and increased competitive pressures, including, but not limited to, live-linear OTT service providers, aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers. Our DISH TV churn rate is also impacted by internal factors, such as, among other things, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud and the level of our retention efforts.

Service revenue. “Service revenue” totaled $7.278 billion for the nine months ended September 30, 2025, a decrease of $645 million or 8.1% compared to the same period in 2024. The decrease in “Service revenue” compared to the same period in 2024 was primarily related to lower average Pay-TV subscriber base, partially offset by an increase in Pay-TV ARPU, discussed below.

Pay-TV ARPU. Pay-TV ARPU was $110.79 during the nine months ended September 30, 2025 versus $108.21 during the same period in 2024. The $2.58 or 2.4% increase in Pay-TV ARPU was primarily attributable to the DISH TV and SLING TV programming price increases, partially offset by lower ad sales revenue. The DISH TV and SLING TV programming package price increases were effective in the third and fourth quarter of 2024, respectively. The nine months ended September 30, 2025 was immaterially impacted by the DISH TV programming package increase effective in September 2025.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Cost of services. “Cost of services” totaled $4.692 billion during the nine months ended September 30, 2025, a decrease of $358 million or 7.1% compared to the same period in 2024. The decrease in “Cost of services” was primarily attributable to a lower average Pay-TV subscriber base, partially offset by higher programming costs per subscriber. Programming costs per subscriber increased during the nine months ended September 30, 2025 due to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, particularly for local broadcast channels. “Cost of services” represented 64.5% and 63.7% of “Service revenue” during the nine months ended September 30, 2025 and 2024, respectively. This increase primarily related to higher programming costs per subscriber.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $736 million during the nine months ended September 30, 2025, a $85 million or 10.4% decrease compared to the same period in 2024. This change was primarily driven by a decrease in subscriber acquisition costs resulting from lower gross new DISH TV subscriber activations, and a decrease in personnel costs and professional fees. The nine months ended September 30, 2024 was negatively impacted by merger related costs from the DIRECTV transaction.

Depreciation and amortization. “Depreciation and amortization” expense totaled $162 million during the nine months ended September 30, 2025, a $52 million or 24.3% decrease compared to the same period in 2024. This change was primarily driven by a decrease in depreciation expense from equipment leased to new and existing DISH TV subscribers, the expiration of our Nimiq 5 finance lease in September 2024, and our EchoStar XV satellite being fully depreciated in July 2025.

DISH TV SAC. DISH TV SAC was $1,215 during the nine months ended September 30, 2025 compared to $993 during the same period in 2024, an increase of $222 or 22.4%. This change was primarily attributable to an increase in advertising costs per subscriber, a higher percentage of new receivers compared to remanufactured receivers being activated on new subscriber accounts and higher commission costs due to our emphasis on acquiring higher quality subscribers. While our marketing expenditures decreased during the nine months ended September 30, 2025 compared to the same period in 2024, our gross new DISH TV subscriber activations decreased at a higher rate, resulting in an increase in advertising costs per subscriber.

During the nine months ended September 30, 2025 and 2024, the amount of equipment capitalized under our lease program for new DISH TV subscribers totaled $23 million and $19 million, respectively.

Interest income. “Interest income” totaled $267 million during the nine months ended September 30, 2025, an increase of $57 million compared to the same period in 2024. This increase in interest income was primarily associated with the intercompany loans to DISH Network during the second and third quarter of 2024, partially offset by a reduction in interest income associated with the Intercompany Loan – DISH Network – 2028 Tranche. See Note 11 in the Notes to our Condensed Consolidated Financial Statements for further information.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $710 million during the nine months ended September 30, 2025, an increase of $155 million or 28.0% compared to the same period in 2024. This increase primarily resulted from a debt issuance in the third quarter of 2024, partially offset by the redemption of debt that matured in November 2024.

Income tax (provision) benefit, net. Our income tax provision was $307 million during the nine months ended September 30, 2025, a decrease of $59 million or 16.1% compared to the same period in 2024. The change was primarily related to a decrease in “Income (loss) before income taxes.” Our effective tax rate during the nine months ended September 30, 2024 was impacted by federal valuation allowances.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Operating income (loss)	$513,186	$561,357	$1,696,356	$1,834,136
Depreciation and amortization	50,223	73,290	162,296	214,309
OIBDA	$563,409	$634,647	$1,858,652	$2,048,445

The changes in OIBDA during the three and nine months ended September 30, 2025, compared to the same period in 2024, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

The summarized balance sheet information for the combined obligor group of our registered senior notes is presented in the table below.

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Current assets	$2,161,670	$1,780,162
Noncurrent assets	6,457,545	6,395,280
Current liabilities	4,081,949	2,147,507
Noncurrent liabilities	10,840,290	12,617,150
Due from non-guarantors	618,780	594,492
Due from related parties	5,080,522	4,928,291
Due to non-guarantors	2,609,390	2,403,527
Due to related parties	34,460	34,273

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

The summarized results of operations information for the combined obligor group of our registered senior notes is presented in the table below.

For the Nine Months Ended
September 30, 2025
(In thousands)
Total revenues	$3,362,220
Operating income (loss)	549,522
Net income (loss)	106,822
Operating expenses to related parties	174,117
Other income from related parties	237,529
Other expense to non-guarantors	205,863

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

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

The timing and closing of the AT&T Transactions are not certain, and are subject to certain conditions, some of which we and our ultimate parent, EchoStar, cannot control, which could result in the AT&T Transactions not being completed or being completed later than expected, which could have a material adverse impact on our expected leverage and available cash-on-hand, as well as costs and revenues, or otherwise reducing the anticipated benefits to us of the AT&T Transactions.

The transaction agreements governing the AT&T Transactions (the “Transaction Agreements”) are subject to certain closing conditions including the satisfaction of certain antitrust, FCC and other regulatory approvals, none of which have been satisfied yet. Governmental agencies might not approve the AT&T Transactions or may impose conditions to any such approval or require changes to the terms of such transactions. Any such condition or change could have the effect of delaying completion of the AT&T Transactions, imposing costs on or otherwise reducing the anticipated benefits of the transactions. Furthermore, under the Transaction Agreements, each party’s obligation to consummate the transactions are also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Transaction Agreements.

As a result of these conditions, we and our ultimate parent, EchoStar, cannot provide assurance that the AT&T Transactions will be completed on the terms or timeline currently contemplated, or at all. If such conditions are not fulfilled by the deadlines in the applicable Transaction Agreements (including applicable extensions provided under the Transaction Agreements), the Transaction Agreements may be terminated and the AT&T Transactions may not be completed.

Conditions, delays or other changes may adversely impact our business, financial condition, results of operations, liquidity or the market value of our securities. If completed, the AT&T Transactions would result in significant cash being recognized by us and as a result, our future results and success depend on the completion of such transactions. Any delay in completion of the AT&T Transactions, material conditions imposed or other event or condition which negatively impacts those transactions may adversely impact our business, financial condition, results of operations, liquidity or the market value of our securities.

We do not expect approval of the AT&T Transactions during a government shutdown, and the continuation of a government shutdown may materially delay our ability to consummate the AT&T Transactions. Any delay in approval may adversely impact our business, financial condition, results of operations, liquidity or the market value of our securities.

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

Supply chain disruptions, customs delays, new compliance requirements and other challenges may cause delays in deploying customer equipment, increase our operational expenses, and impact our ability to meet customer demand. Although we attempt to mitigate these risks through alternative sourcing and operational efficiencies, these efforts may not be successful or sufficient.

If we are unable to pass on increased costs to customers without negatively impacting demand, or offset them through other measures, our business, financial condition and results of operations could be materially adversely affected.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

We currently do not have the necessary cash on hand, projected future cash flows, or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern.

As of the date of this report, we currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our anticipated working capital needs, capital expenditures, interest payments, debt maturities and other contractual obligations over the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern and, as a result, a ‘going concern’ disclosure appears in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Because the AT&T Transactions, defined herein, are signed at our parent and/or its subsidiaries, we do not expect completion of the AT&T Transactions to resolve our going concern qualification. The presence of a going concern uncertainty may also adversely impact the price of our securities, harm our current, future and potential relationships with suppliers, vendors, customers, employees and creditors, and may limit our ability to access additional financing on acceptable terms or at all. There can be no assurance that management’s plans to mitigate these risks will be successful on a timely basis or at all. If we are unable to secure adequate liquidity on an acceptable timeline or at all, we may not be able to continue as a going concern, which could result in a total loss of your investment. In addition, as our cash and cash equivalents balance declines, the risks described above may continue, increase or accelerate at any time and with or without notice.

In the event that the going concern qualification continues after the completion or non-completion of the AT&T Transactions, we may take additional actions to protect our interest in our assets that may negatively impact the value of your investment in our securities, including, under certain circumstances, filing for relief under Chapter 11 of Title 11 of the United States Code, if we determine that such an action is in the best interests of the Company and our stakeholders.

Certain actions that we, or certain of our subsidiaries, may take, including a potential voluntary Chapter 11 bankruptcy filing could have material adverse consequences to us, including, but not limited to: (i) disruption of relationships with vendors, suppliers, employees and customers; (ii) limitations on the ability to access capital markets or otherwise obtain financing on favorable terms or at all; (iii) limitations on the ability to take advantage of business opportunities; (iv) reputational harm; and (v) significant administrative costs and diversion of management attention. Furthermore, the outcome of any of the actions that we, or certain of our subsidiaries, may take, including a filing for relief under Chapter 11, is inherently uncertain and may result in a loss of control by our ultimate parent, EchoStar’s principal stockholder or a material reduction in the value or change in the relative priority of existing equity or debt securities.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

99.2*

Letter to EchoStar regarding review of compliance with its federal obligations to provide 5G service throughout the United States, dated September 8, 2025 (incorporated by reference from Exhibit 99.1 to EchoStar Corporation’s Current Report on Form 8-K filed September 9, 2025).

101◻

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended September 30, 2025, filed on November 14, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104◻	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

◻Filed herewith.

*	Incorporated by reference.

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Date: November 14, 2025